Form 10-Q
period 1997-06-30
FRIEDE GOLDMAN INTERNATIONAL INC
filed 1997-08-20
CIK 1039780

                     SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM  10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______ .

Commission file number 0-22595

                       FRIEDE GOLDMAN INTERNATIONAL INC.
            (Exact name of registrant as specified in its charter)


           DELAWARE                                              72-1362492
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                       525 E. CAPITOL STREET, SUITE 402
                          JACKSON, MISSISSIPPI  39201
                             (Address of principal
                               executive offices
                                 and zip code)

                                (601) 352-1107
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]*   No [ ]

* The Registrant became subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934 on July 18, 1997.

The number of shares of the Registrant's common stock, par value $.01 per share outstanding at August 18, 1997 was 12,202,521 shares.

                       FRIEDE GOLDMAN INTERNATIONAL INC.

                               TABLE OF CONTENTS

                                                                       PAGES
                                                                       -----

PART I--FINANCIAL INFORMATION

  Item 1. Financial Statements.........................................  1

            Consolidated Balance Sheets as of December 31,
              1996 and June 30, 1997...................................  1

            Consolidated Statements of Operations for three
              and six months ended June 30, 1996 and 1997..............  2

            Consolidated Statements of Cash Flows for six
              months ended May 31, 1996 and 1997.......................  3

            Notes to Consolidated Financial Statements.................  5

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................  8

  Forward Looking Statements........................................... 13

PART II--OTHER INFORMATION............................................. 14

  Item 6. Exhibits and Reports on Form 8-K............................. 14

  Signatures........................................................... 15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       FRIEDE GOLDMAN INTERNATIONAL INC.
                       ---------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                                December 31,           June 30,
                                                                                    1996                 1997
                                                                                ------------        -------------
                                                                                                     (Unaudited)
           ASSETS
           ------
Current assets:
   Cash and cash equivalents                                                    $ 1,509,876         $   264,057
   Restricted certificates of deposit                                             4,651,964                  --
   Marketable securities, at fair market value                                    6,618,766                  --
   Accounts receivable                                                            4,869,576          16,644,462
   Inventory and stockpiled materials                                               577,904           1,961,904
   Investment in sales-type lease, current portion                                  457,710             296,823
   Costs and estimated earnings in excess of billings on                            284,052              14,000
     uncompleted contracts
   Prepaid expenses                                                                 644,482           1,263,422
                                                                                -----------         -----------
          Total current assets                                                   19,614,330          20,444,668

Property, plant and equipment, net of accumulated depreciation                    5,546,399           8,642,997
Investment in sales-type lease, less current portion                              1,171,205           1,032,045
Intangibles and other assets                                                      1,250,121           1,185,374
                                                                                -----------         -----------
          Total assets                                                          $27,582,055         $31,305,084
                                                                                ===========         ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current Liabilities:
   Short-term debt, including current portion
       of long-term debt                                                        $10,235,349         $ 5,355,289
   Advance from stockholder                                                       1,400,000                  --
   Accounts payable, trade                                                        3,075,216           7,784,488
   Accrued expenses                                                                 537,786           2,764,096
   Billings in excess of costs and estimated earnings
       on uncompleted contracts                                                   3,262,168           4,414,613
                                                                                -----------         -----------

          Total current liabilities                                              18,510,519          20,318,486

Deferred income tax liability                                                            --             800,000
Long-term debt, less current maturities                                           2,852,649           1,978,806
                                                                                -----------         -----------

          Total liabilities                                                      21,363,168          23,097,292
                                                                                -----------         -----------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares
       issued and outstanding                                                            --                  --
   Common stock; par value $0.01; 25,000,000 shares authorized;
       9,200,000 shares issued and outstanding at
       December 31, 1996 and June 30, 1997                                           92,000              92,000
   Additional paid-in capital                                                     1,969,567           2,444,567
   Retained earnings                                                              2,548,649           5,671,225
   Unrealized gain (loss) on marketable securities                                1,608,671                  --
                                                                                -----------         -----------

          Total stockholders' equity                                              6,218,887           8,207,792
                                                                                -----------         -----------
          Total liabilities and stockholders' equity                            $27,582,055         $31,305,084
                                                                                ===========         ===========

  The accompanying notes are an integral part of these financial statements.

                       FRIEDE GOLDMAN INTERNATIONAL INC.
                       ---------------------------------
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     ------------------------------------


                                                 Three months ended June 30,  Six Months ended June 30,
                                                    1996          1997           1996          1997
                                                 -----------  ------------    -----------  -----------
Revenue                                          $5,582,467    $26,868,560    $8,547,362    $45,523,196

Cost of revenue                                   3,818,441     16,623,990     6,244,601     29,423,887
                                                 ----------    -----------    ----------    -----------
  Gross profit                                    1,764,026     10,244,570     2,302,761     16,099,309
                                                 ----------    -----------    ----------    -----------
Selling, general and administrative expenses      1,369,016      3,497,754     2,311,313      6,120,055
                                                 ----------    -----------    ----------    -----------
  Operating income (loss)                           395,010      6,746,816        (8,552)     9,979,254
                                                 ----------    -----------    ----------    -----------

Other income (expense):
    Interest expense                               (237,660)      (168,774)     (437,492)      (370,134)
    Interest income                                 104,638          3,592       221,424         85,119
    Gain on sale or distribution of assets          223,259      2,543,131       453,288      3,921,973
    Litigation settlement                                --        611,310     3,466,635        611,310
    Other                                            43,742        (13,961)       17,079         52,288
                                                 ----------    -----------    ----------    -----------

       Total other income                           133,979      2,975,298     3,720,934       4,300,556
                                                 ----------    -----------    ----------     -----------

       Income before tax                            528,989      9,722,114     3,712,382      14,279,810

       Income tax expense                                --      1,250,000            --       1,250,000
                                                 ----------    -----------    ----------     -----------

Net income                                          528,989      8,472,114     3,712,382      13,029,810

Pro forma income tax provision                      196,000      2,295,000     1,374,000       3,980,000
                                                 ----------    -----------    ----------     -----------

Pro forma net income                             $  332,989    $ 6,177,114    $2,338,382     $ 9,049,810
                                                 ==========    ===========    ==========     ===========

Earnings per share                                    $0.06          $0.92         $0.40           $1.42
                                                 ==========    ===========    ==========     ===========

Pro forma earnings per share                          $0.04          $0.67         $0.25           $0.98
                                                 ==========    ===========    ==========     ===========

Weighted average shares                           9,200,000      9,200,000     9,200,000       9,200,000
                                                 ==========    ===========    ==========     ===========

  The accompanying notes are an integral part of these financial statements.

                       FRIEDE GOLDMAN INTERNATIONAL INC.
                       ---------------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------


                                                                       Six Months Ended
                                                                            June 30,
                                                              --------------------------------------
                                                                 1996                        1997
                                                              ----------                  ----------
                                                                            (Unaudited)
Cash flows from operating activities:
  Net income                                                $ 3,712,382                   $ 13,029,810
  Adjustments to reconcile net income
    to net cash provided by operating activities
      Depreciation and amortization                             340,903                        567,023
      Compensation expense related to stock issued
        to employees                                                 --                        475,000
      Gain on sale of assets                                   (201,390)                    (3,921,973)
      Deferred income tax provision                                  --                        800,000
      Net increase (decrease) in billings related to
        costs and estimated earnings on
        uncompleted contracts                                  (519,459)                     1,422,497
      Net effect of changes in assets and liabilities:
        Restricted certificates of deposit                      (79,053)                     4,651,964
        Accounts receivable                                  (2,698,329)                   (11,774,886)
        Inventory and stockpiled materials                       (5,651)                    (1,384,000)
        Prepaid expenses and other assets                      (110,165)                      (621,195)
        Accounts payable and accrued expenses                 1,213,302                      6,935,582
                                                             ----------                   ------------

          Net cash provided by                                1,652,540                     10,179,822
            operating activities                            -----------                   ------------

Cash flows from investing activities:
  Capital expenditures for plant and equipment               (1,596,430)                    (4,492,166)
  Proceeds from sale of property, plant and
    equipment                                                   454,943                        395,521
  Payments received on sales-type lease                         203,689                        300,047
  Investment in marketable securities                        (1,595,288)                            --
                                                             ----------                   ------------

          Net cash used in investing activities              (2,533,086)                    (3,796,598)
                                                            -----------                   ------------

  The accompanying notes are an integral part of these financial statements.

                       FRIEDE GOLDMAN INTERNATIONAL INC.
                       ---------------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
               -------------------------------------------------

                                                                          Six Months Ended
                                                                              June 30,
                                                                 ---------------------------------
                                                                     1996                   1997
                                                                  ---------              ---------
                                                                             (Unaudited)
Cash flows from financing activities:
  Net borrowings (repayments) under lines of credit             $ 1,953,702            $ 3,170,855
  Proceeds from borrowings under debt facilities                    588,978                468,203
  Repayments on borrowings under debt facilities                   (214,428)            (6,446,853)
  Distributions to stockholders                                  (2,626,754)            (4,821,248)
                                                                 -----------            -----------

Net cash used in financing activities                              (298,502)            (7,629,043)
                                                                -----------            -----------

Net decrease in cash and cash equivalents                        (1,179,048)            (1,245,819)

Cash and cash equivalents at beginning of year                    1,207,206              1,509,876
                                                                 ----------            -----------

Cash and cash equivalents at end of period                      $    28,158            $   264,057
                                                                ===========            ===========

Supplemental disclosure of cash flow information -
  Cash paid during the period for interest                      $   438,000            $   430,000
                                                                ===========            ===========
  Issuance of common stock as compensation                      $        --            $   475,000
                                                                ===========            ===========

  Non-cash distributions of property to stockholders            $        --            $ 1,641,000
                                                                ===========            ===========

  Assumption of note payable by stockholder                     $        --            $   198,000
                                                                ===========            ===========

  Distribution of marketable securities to stockholder
    to satisfy note payable                                     $        --            $ 1,400,000
                                                                ===========            ===========
  Distribution of marketable securities to stockholders         $        --            $ 6,391,000
                                                                ===========            ===========

  Assumption of margin account debt by stockholders             $        --            $ 2,749,000
                                                                ===========            ===========


  The accompanying notes are an integral part of these financial statements.

                       FRIEDE GOLDMAN INTERNATIONAL INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND INITIAL PUBLIC OFFERING

The consolidated financial statements include the accounts of Friede Goldman International Inc. and its wholly-owned subsidiaries, HAM Marine, Inc. ("HAM") and Friede & Goldman, Ltd. ("Friede & Goldman") (collectively referred to as the "Company"). The Company was incorporated in February 1997 under the laws of the state of Delaware. The Company's operations are performed substantially through its wholly-owned subsidiaries. HAM's primary business is to provide conversion, retrofit and repair services for offshore drilling rigs. At June 30, 1997, substantially all of HAM's services were conducted at a deepwater dock facility on land leased from the Port Authority in Pascagoula, Mississippi. Friede & Goldman's primary business is the design of offshore drilling and production units, including jackups, semisubmersibles, drillships and floating production, storage and offloading vessels, for new construction and with respect to upgrade and modification projects. Friede & Goldman's offices are located in New Orleans, Louisiana.

In July 1997, the Company completed an initial public offering (the "Offering") of its common stock. Immediately prior to the consummation of the Offering, the stockholders of HAM and Friede & Goldman contributed all of their ownership in HAM and Friede & Goldman to the Company in exchange for shares of common stock in the company (the "Reorganization"). During May 1997, in anticipation of the Reorganization and the offering, the Company authorized an increase in the amount of authorized shares to 5,000,000 shares of $0.01 par value preferred stock and 25,000,000 share of $0.01 par value common stock. The Reorganization resulted in the issuance of 9,200,000 shares of the Company's common stock to the stockholders of HAM and Friede & Goldman. The number of shares of common stock of the Company received by each of the stockholders of HAM and Friede & Goldman in the Reorganization was in proportion to each stockholder's previous ownership percentage in both HAM and Friede & Goldman. The issuance of shares pursuant to the Reorganization have been reflected retroactively in the accompanying financial statements and per share calculations.

In connection with the Offering, the Company sold 2,650,000 shares of its common stock for net proceeds of approximately $41.4 million. The Company currently intends to utilize the net proceeds of the Offering to fund a portion of its anticipated capital requirements over the next 12 to 18 months. Pending the Company's use of the net proceeds of the Offering, the Company repaid borrowings under its existing revolving credit facility and invested the remaining net proceeds from the Offering in short-term, investment-grade, interest-bearing instruments.

2.   QUARTERLY FINANCIAL INFORMATION

The information presented as of June 30, 1997 and for the three-month and six-month periods ended June 30, 1996 and 1997, is unaudited. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 1997 and the results of its operations and its cash flows for the three-month and six-month periods ending June 30, 1996 and 1997.

In the opinion of management, the financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements have been condensed or omitted.

The results of operations for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

3.   SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company records revenue on contracts on the percentage-of-completion method. Contract revenue is earned based upon the percentage that incurred costs to date, excluding the costs of any purchased but uninstalled materials, bear to total estimated costs, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. As contracts extend over one or more years, revisions in costs and earnings estimates during the course of the work are reflected in the accounting period in which the facts which require the revisions become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Other changes, including those arising from contract penalty provisions, and final contract settlements are recognized in the period in which the revisions are determined. Use of the percentage-of-completion method requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and the reported amounts of revenues and expenses for the periods presented. Actual results could differ materially from those estimates.

Income Taxes

Prior to June 15, 1997, the HAM and Friede & Goldman were S Corporations for Federal and state income tax purposes, and as a result, were not subject to income taxes. On June 15, 1997, such S Corporation status was terminated. As a result of termination of S Corporation status, the Company was required to record a net deferred income tax liability through a charge to earnings of $800,000 in the three month period ended June 30, 1997, attributable primarily to the difference in financial reporting and tax reporting methods of accounting for depreciation and sales-type lease. In addition, the Company recognized income tax expense of $450,000 for the period from June 16, 1997 through June 30, 1997, the period for which the Company was a C Corporation.

The pro forma income tax provision is the result of the application of a combined Federal and state rate (37%) to income before income taxes.

Earnings Per Share

Earnings per share consists of the Company's historical net income divided by the weighted average shares of common stock outstanding after giving retroactive effect to the Reorganization described in Note 1 above (9,200,000 shares for all periods presented).

Pro Forma earnings per share represents pro forma net income, after giving effect to the pro forma provision for income taxes, divided by the weighted average shares of common stock outstanding after giving retroactive effect to the Reorganization described in Note 1 above (9,200,000 shares for all periods presented).

4.   DISTRIBUTION TO STOCKHOLDERS

In connection with termination of its S Corporation status and the Offering, the Company made distributions of $11.8 million to its shareholders of record at June 15, 1997. A portion of such distributions were made in the form of property and marketable securities. As of June 30, 1996, $9.9 million had been distributed. The remaining $1.9 million was distributed in July 1997.

A portion of the stockholder distributions discussed above were made in the form of certain property and marketable securities, net of related debt. During the three-month and six-month periods ended June 30, 1997, the Company realized gains of approximately $2.5 million and $3.6 million, respectively, as a result of distributions of appreciated property and marketable securities.

5.   LINE OF CREDIT

In March 1997, HAM Marine entered into a new credit facility (the "Credit Facility") which provides for borrowings of up to $10.0 million, subject to a borrowing base limitation equal to 80% of eligible receivables. The Credit Facility is secured by contract-related receivables. In connection with obtaining the Credit Facility, HAM Marine repaid all outstanding indebtedness under the provisions of the existing credit facility and such facility was terminated. At June 30, 1997, $4.7 million was outstanding under the Credit Facility and the borrowing base amount was $10.0 million. Borrowings under the Credit Facility bear interest equal to the lender's prime lending rate plus 1/2% per annum. At June 30, 1997, the interest rate under the Credit Facility was 9.0% per annum. The Credit Facility contains a number of restrictions, including a provision which would prohibit the payment of dividends by HAM Marine to the Company in the event that HAM Marine defaults under the terms of such facility.

6.   COMMITMENTS AND CONTINGENCIES

The Company recorded proceeds received from settlement of claims against third parties of $3,466,635 during the first quarter of 1996 and $611,310 during the second quarter of 1997.

In connection with the termination of certain contract labor arrangements, the Company restructured its workmen's compensation insurance arrangements and utilizes a different carrier from that formerly used by the contract labor company. The insurer who provided workmen's compensation coverage to the employment contractor has asserted that rates higher than those charged during part of 1995, all of 1996 and through the date of termination of the contract labor arrangement were more appropriate and has submitted billings to the labor contractor totaling approximately $630,000. The labor contractor believes the original rates charged by the insurer were appropriate and its vigorously disputing the additional billings. No billings have been submitted to the Company or claims asserted against the Company by the labor contractor or the insurer. However, it is reasonably possible that the insurer may assert a claim against the Company. Management of the Company is unable to assess whether such a claim will be asserted. Management of the Company believes that the Company has no obligation to the insurer, and that the outcome of this matter will not have a material impact on the Company's financial position or results of operations.

The nature of the Company's activities relating to the conversion, retrofit and repair of drilling rigs subjects its property and employees, along with the property and employees of its customers and others, to hazards which can cause personal injury or damage or destruction of property. Although the Company maintains such insurance protection as it considers economically prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all hazards to which the company may be subject. In particular, due to the high cost of errors and omissions policies related to the design of drilling rigs and production units, the Company does not carry insurance covering claims for personal injury, loss of life or property damage relating to such design activity. A successful claim for which the Company is not fully insured could have a material adverse effect on the Company.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     The Company's results of operations are affected primarily by conditions affecting offshore drilling contractors, including the level of offshore drilling activity by oil and gas companies. The level of offshore drilling activity is affected by a number of factors, including prevailing and expected oil and natural gas prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions and the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore, exploration, development and production activities. Improving oil and gas price levels over the past five years have led to increased drilling activity in the Gulf of Mexico. This increase in drilling activity is also attributable to a number of recent industry trends, including three-dimensional seismic mapping, directional drilling and other advances in technology that have increased drilling success rates and efficiency and have led to the discoveries of oil and gas in subsalt geological formations (which generally are located in depths of 300 to 800 feet of water) and deepwater areas of the Gulf of Mexico. In the deepwater areas where larger and more technically advanced drilling rigs are needed, increased drilling activity has increased demand for retrofitting offshore drilling rigs and improved pricing levels for such services. In addition, increased drilling activity in and around more mature fields in shallower waters has contributed to the increase in demand for conversion, retrofit and repair services for jackups and other offshore drilling rigs.

     The Company believes that the current supply of offshore drilling rigs worldwide is inadequate to satisfy increasing demand. From 1985 to 1996, there has been a decrease in the number of offshore drilling rigs worldwide from 809 to 639 rigs. The Company believes that, of the 366 jackups currently marketed worldwide, only 47 are capable of drilling in water depths greater than 300 feet and, of the 139 semisubmersibles currently marketed worldwide, only 25 are capable of drilling in water depths greater than 3,000 feet. In addition, substantially all of the current fleet of offshore drilling rigs were built more than ten years ago, and many of these rigs need to be converted or modified in order to continue to operate economically or to meet the requirements for deepwater drilling

     Due to increased demand for its services, the Company's backlog has increased from $2.2 million at June 30, 1996 to $65.2 million at June 30, 1997. To accommodate this increased demand, the Company has recently leased additional acreage adjacent to its existing shipyard in Pascagoula, Mississippi that provides it with additional dock space and covered fabrication capacity and has increased its workforce from approximately 300 employees at December 1, 1996 to approximately 1,100 employees at June 30, 1997. In addition, the Company has commenced construction of a state-of-the art shipyard that will be capable of constructing new offshore drilling rigs and production units as well as converting retrofitting and repairing existing offshore drilling rigs and production units. The addition of such facilities and capacity and the related increase in workforce will cause a significant increase in the Company's costs due to increased labor, lease rental and depreciation and amortization expenses. Selling, general and administrative expenses and interest expense are also expected to increase as a result of these business growth activities.
Management expects the increases in such costs will directly correlate to anticipated increases in revenue from increased construction, conversion, retrofit and repair activity. If such activity does not increase to the extent management anticipates, the Company's gross profits, operating income and net income could be adversely impacted by such increased costs.

     For the last several years, substantially all of the Company's work force was leased to the Company by employee leasing companies serving the Company exclusively. All employee leasing arrangements were terminated as of May 18, 1997, and the Company now directly employs its employees at levels of wages and benefits substantially equivalent to those formerly provided by the employee leasing companies. Management of the Company believes that the costs of directly employing its laborers will be essentially the same as the historic cost of the employee leasing arrangement most recently terminated. In connection with the termination of employee leasing arrangements, the Company restructured its workmen's compensation insurance arrangements and utilizes a different carrier from that used by the employee leasing companies. Management of the Company believes that the change in workmen's compensation insurance arrangements and carriers will not result in costs which are significantly different than those which would have been incurred under the previous arrangements.

     The Company generally performs conversion, retrofit and repair services pursuant to contracts that provide for a portion of the work to be performed on a fixed-price basis and a portion of the work to be performed on a cost-plus basis. In addition, the scope of the services to be performed with respect to a particular drilling rig often increases as the project progresses due to additional retrofits or modifications requested by the customer or additional repair work necessary to meet the safety or environmental standards established by the Coast Guard or other regulatory authorities. With respect to the fixed-price portions of a project, the Company receives the negotiated contract price, subject to adjustment only for change orders placed by the customer. As a result, under fixed price arrangements, the Company retains all cost savings but is also responsible for all cost over-runs. Under cost-plus arrangements, the Company receives specified amounts in excess of its direct labor and materials cost so that it is protected against cost overruns but does not benefit from cost savings. The cost and productivity of the Company's labor force are primary factors affecting the Company's operating profits. Accordingly, control by the Company of the cost and productivity of direct labor hours worked on its projects is essential. The Company has developed a cost reporting system that provides accurate cost information to the Company's project managers on a daily basis. The Company believes that the access to information provided in this system allows it to better manage its current projects as well as to negotiate contracts on new projects on a profitable basis.

     The Company's operations are subject to variations from quarter to quarter resulting from fluctuations in demand for the Company's services and, due to the large amounts of revenue that are typically derived from a small quantity of projects, the timing of the receipt of awards for new projects. In addition, the Company schedules projects based on the timing of available capacity to perform the services requested and, to the extent that there are delays in the arrival of a drilling rig or production unit into the shipyard, the Company generally is not able to utilize the excess capacity created by such delays. Although the Company may be able to offset the effect of such delays through adjustments to the size of its skilled labor force on a temporary basis, such delays may adversely affect the Company's results of operations in any period in which such delays occur.

     The Company's revenue on contracts is earned, for the most part, on the percentage-of-completion method which is based upon the percentage that incurred costs to date bear to total estimated costs. Accordingly, contract price and costs estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the accounting period in which the facts which require such adjustments become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Other changes, including those arising from contract penalty provisions and final contract settlements, are recognized in the period in which the revisions are determined. To the extent that these adjustments result in a reduction or elimination of previously reported profits, the Company would report such a change by recognizing a charge against current earnings, which might be significant depending on the size of the project or the adjustment. Cost of revenue includes costs associated with the fabrication process and can be further broken down between direct costs (such as direct labor hours and raw materials) allocated to specific projects and indirect costs (such as supervisory labor, utilities, welding supplies and equipment costs) that are associated with production but are not directly related to a specific project.

     Prior to June 15, 1997, each of HAM Marine, Inc. and Friede & Goldman, Ltd. (the "Predecessors") operated as an S Corporation for federal and state income tax purposes. As a result, each of the Predecessors has paid no federal or state income tax, and their earnings have been subject to tax directly at the stockholder level. On June 15, 1997, the stockholders of the Company and the Predecessors terminated the S Corporation status of such entities. As a result, the Company and each of the Predecessors became subject to corporate level income taxation following such termination, and the Company was required to record a net deferred income tax liability through a charge to earnings of approximately $0.8 million in the second quarter of 1997 attributable primarily to the difference in financial reporting and tax reporting methods of accounting for depreciation and sales-type leases.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 1996 and 1997

     During the three months ended June 30, 1997, the Company generated revenue of $26.9 million, an increase of 381%, compared to the $5.6 million generated in the three months ended June 30, 1996. This increase reflects the substantial increase in demand for conversion and retrofit services for the three months ended June 30, 1997, including a greater number of relatively larger projects, as compared to the three months ended June 30, 1996.

     Cost of revenue was $16.6 million for the three months ended June 30, 1997, compared to $3.8 million for the three months ended June 30, 1996, reflecting the significant increase in contract revenue. Gross profit for the three months ended June 30, 1997 was $10.2 million as compared to $1.8 million for the three months ended June 30, 1996. As a percent of revenue, gross profit for the three months ended June 30, 1997 increased as a result of the nature of the projects being performed. Generally, larger scale conversion and modification projects provide an opportunity for a higher gross profit than do repair and inspection services.

     Selling, general and administrative expenses ("SG&A expenses") were $3.5 million for the three months ended June 30, 1997 compared to $1.4 million for the three months ended June 30, 1996. The increase in SG&A expenses is primarily the result of the expansion of the Company's administrative staff and facilities in relation to increased contract activity. The decline in SG&A expenses as a percent of revenue for the three months ended June 30, 1997 as compared to the three months ended March 31, 1996 is a result of the relatively low level of contract activity in the three months ended June 30, 1996.

     Operating income increased to $6.7 million for the three months ended June 30, 1997, from $0.4 million for the three months ended June 30, 1996, reflecting primarily the significant increase in contract revenue and related gross profit.

     Net interest expense was $0.2 million for the three months ended June 30, 1997 compared to $0.1 for the three months ended June 30, 1996, reflecting a slightly higher level of net borrowings by the Company.

     In the three months ended June 30, 1997, the Company realized a gain of approximately $2.5 million as a result of the distribution of certain appreciated assets not used in the business to the Stockholder of one of the Predecessors. The gain on the asset sales in the three months ended June 30, 1996 relates primarily to the sale of marketable securities.

     During the three months ended March 31, 1996, the Company received approximately $3.5 million in proceeds from the settlement of a lawsuit filed in 1992 related to a contract. During the three months ended June 30, 1997, the Company recorded approximately $0.6 million in proceeds from the settlement of lawsuit related to another contract.

     Income tax expense for the three months ended June 30, 1997 consists of approximately $0.8 million attributable to the initial recording of a net deferred tax liability upon termination of the Predecessors' S Corporation status and $0.5 million attributable to earnings of the Company subsequent to the termination of such status.

     The pro forma provision for income taxes is the result of the application of a combined federal and state tax rate (37%) to estimated taxable income.

Comparison of Six Months Ended June 30, 1996 and 1997

     During the six months ended June 30, 1997, the Company generated revenue of $45.5 million, an increase of 433%, compared to the $8.5 million generated in the six months ended June 30, 1996. This increase reflects the substantial increase in demand for conversion and retrofit services for the six months ended June 30, 1997, including a greater number of relatively larger projects, as compared to the six months ended June 30, 1996.

     Cost of revenue was $29.4 million for the six months ended June 30, 1997, compared to $6.2 million for the six months ended June 30, 1996, reflecting the significant increase in contract revenue. Gross profit for the six months ended June 30, 1997 was $16.1 million as compared to $2.3 million for the six months ended June 30, 1996. As a percent of revenue, gross profit for the six months ended June 30, 1997 increased as a result of the nature of the projects being performed. Generally, larger scale conversion and modification projects provide an opportunity for a higher gross profit than do repair and inspection services.

     Selling, general and administrative expenses ("SG&A expenses") were $6.1 million for the six months ended June 30, 1997 compared to $2.3 million for the six months ended June 30, 1996. The increase in SG&A expenses is primarily the result of the expansion of the Company's administrative staff and facilities in relation to increased contract activity. The decline in SG&A expenses as a percent of revenue for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 is a result of the relatively low level of contract activity in the six months ended June 30, 1996.

     Operating income increased to $10.0 million for the six months ended June 30, 1997, compared to a small net loss for the six months ended June 30, 1996, reflecting primarily the significant increase in contract revenue and related gross profit.

     Net interest expense was $0.3 million for the six months ended June 30, 1997 compared to $0.2 million for the six months ended June 30, 1996, reflecting a slightly higher level of net borrowings by the Company.

     In the six months ended June 30, 1997, the Company realized gains of approximately $3.6 million as a result of the distribution of certain appreciated assets not used in the business to the stockholder of one of the Predecessors. Also, gains of approximately $0.3 million resulted from the sale of real estate held for investment. The gain on the asset sales in the six months ended June 30, 1996 relates primarily to the sale of marketable securities.

     During the six months ended June 30, 1996, the Company received approximately $3.5 million in proceeds from the settlement of a lawsuit filed in 1992 related to a contract. Settlement proceeds of approximately $0.6 million were received in the six months ended June 30, 1997 related to another contract.

     Income tax expense for the six months ended June 30, 1997 consists of approximately $0.8 million attributable to the initial recording of a net deferred tax liability upon termination of the Predecessors' S Corporation status and $0.5 million attributable to earnings of the Company subsequent to the termination of such status.

     The pro forma provision for income taxes is the result of the application of a combined federal and state tax rate (37%) to estimated taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its business activities through funds generated from operations, a credit facility secured by accounts receivable, and long-term borrowings secured by assets purchased with proceeds from such borrowings. Net cash provided by operations was $1.7 million and $10.2 million for the six months ended June 30, 1996 and 1997, respectively.
Net borrowings from all credit arrangements were $2.3 million for the six months ended June 30, 1996. For the six months ended June 30, 1997, the Company made net repayments on all credit arrangements of $2.8 million.

     The Company's capital requirements historically have been primarily for improvements to its facilities and related equipment. During the six months ended June 30, 1997, capital expenditures were approximately $4.5 million, including approximately $1.4 million for construction of buildings and improvements, $1.9 million for purchase of equipment, $1.0 million for construction and improvement of additional dockspace and $0.2 million for the purchase of office furniture and equipment.

     At June 30, 1997, the Company had approximately $7.3 million of outstanding indebtedness, of which approximately $1.4 million is secured by a sales-type lease under which the lessee makes payments directly to the lender.

     In March 1997, HAM Marine entered into a new credit facility (the "Credit Facility") which provides for borrowings of up to $10.0 million, subject to a borrowing base limitation equal to 80% of eligible receivables. The Credit Facility is secured by contract-related receivables. In connection with obtaining the Credit Facility, HAM Marine repaid all outstanding indebtedness under the provisions of the existing credit facility and such facility was terminated. At June 30, 1997, $4.7 million was outstanding under the Credit Facility and the borrowing base amount was $10.0 million.

Borrowings under the Credit Facility bear interest equal to the lender's prime lending rate plus 1/2% per annum. At June 30, 1997, the interest rate under the Credit Facility was 9.0% per annum. The Credit Facility contains a number of restrictions, including a provision which would prohibit the payment of dividends by HAM Marine to the Company in the event that HAM Marine defaults under the terms of such facility.

     In July 1997, the Company completed an initial public offering (the "Offering") of 2,650,000 shares of its common stock for net proceeds of approximately $41.4 million. The Company currently intends to utilize the net proceeds of the Offering to fund a portion of its anticipated capital requirements over the next 12 to 18 months of between $50 million and $65 million, including (i) approximately $29 million to construct and equip its new shipyard, (ii) approximately $3 million for capital expenditures to increase the productive capacity and efficiency of its existing shipyard, (iii) approximately $3 million for research and development expenditures related to the design of new, technologically innovative offshore drilling rigs and floating production units, (iv) between $10 million and $20 million of additional working capital related to increased levels of conversion, retrofit and repair activities and new construction of offshore drilling figs and floating production units and (v) $5 million to $10 million for general corporate purposes, which may include the establishment of a manufacturing operation, either at the Company's shipyards or at another location, that would be capable of constructing and assembling components of new-build jackups or the acquisition of one or more businesses that are complementary to the Company's operations. The Company would expect to fund the remaining portion of its anticipated capital requirements from cash flow from operations, borrowings available under its existing revolving credit facility or additional borrowings. Pending the Company's use of the net proceeds of the Offering, the Company repaid borrowings under its existing revolving credit facility and invested the remaining net proceeds from the Offering in short-term, investment-grade, interest-bearing instruments.

     As an additional source of borrowing capacity, the Company has received a commitment letter from MARAD specifying that, subject to the completion of documentation and the satisfaction of certain other conditions, MARAD would provide its guarantee, supported by the full faith and credit of the United States, for up to $24.8 million of bonds to be issued by the Company. The proceeds from the sale of any MARAD guaranteed bonds may be used only for capital expenditures relating to the costs of constructing and equipping the Company's new shipyard. The terms of the MARAD financing would permit the Company to issue and sell bonds in increments. Due to the generally favorable interest rates and payment terms of MARAD financing, the Company anticipates that it would sell bonds under the MARAD financing arrangement in increments as capital expenditures are incurred with respect to the new shipyard. Any funds obtained from the MARAD financing would result in the availability of other sources of capital, including proceeds from the Offering, cash from operations and other borrowings, for use to satisfy the Company's other capital requirements described above. There can be no assurance that the Company will sell any MARAD-guaranteed bonds.

     Management believes that the net proceeds from the Offering, cash generated by operating activities, and funds available under the Credit Facility will be sufficient to fund the construction of the new shipyard and its working capital needs at current levels of activity; however, additional debt financing (such as the MARAD financing) or equity financing may be required in the future if the Company increases its conversion, retrofit and repair business or obtains orders to construct new drilling rigs or production units. Although the Company believes that, under such circumstances, it would be able to obtain additional financing, there can be no assurance that any additional debt or equity financing will be available to the Company for these purposes or, if available, will be available on terms satisfactory to the Company.

     In the past the Predecessors made distributions to their stockholders in order to provide a cash return to them and to fund their federal and state income tax liability that resulted from the S Corporation status of the Predecessors. In accordance with this practice, one of the Predecessors made distributions, prior to the completion of the Offering. Such amount was based on the estimated federal and state income taxes payable by the stockholders of the Predecessors on the aggregate undistributed earnings of the Predecessors through the date of their election to terminate S Corporation status of the Predecessors. In addition, in March 1997, one of the predecessors made a distribution to its stockholders of certain nonoperating assets that have a fair market value of approximately $1.6 million in the aggregate. In the second quarter of 1997, one of the Predecessors also distributed to its stockholders
(i) cash of approximately $0.7 million received by such Predecessor in June 1997 in settlement of claims for unpaid amounts related to a project completed prior to 1997 and (ii) marketable securities having a fair market value of approximately $6.4 million. In connection with the distribution of marketable securities, such stockholders assumed the related margin account indebtedness of approximately $2.7 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which adopts a revised methodology for computing earnings per share for publicly owned companies. The Company will be required to adopt the new methodology in the fourth quarter of 1997 and could also be required to restate previously reported amounts. Early adoption of SFAS No. 128 is not permitted. The Company does not expect the application of SFAS No. 128 to materially change the Company's reported earnings per share.

     In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 will require the company to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital.

     In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," which is effective for periods beginning after December 15, 1997. SFAS No. 131 will require the Company to report financial and descriptive information about its operating segments.

                          FORWARD LOOKING STATEMENTS

     This Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q, are forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including (i) risks of reduced levels of demand for the Company's products and services resulting from reduced levels of capital expenditures of oil and gas companies relating to offshore drilling and exploration activity and reduced levels of capital expenditures of offshore drilling contractors, which levels of capital expenditures may be affected by prevailing oil and natural gas prices, expectations about future oil and natural gas prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions, the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development and production activities, and other factors, (ii) risks related to expansion of operations, including those related to the expansion of the Company's existing shipyard, the acquisition of a rig design business, the establishment of a new shipyard and the possible establishment of additional manufacturing operations, either at its shipyards or one or more other locations, (iii) operating risks relating to conversion, retrofit and repair of drilling rigs, new construction of drilling rigs and production units and the design of new drilling rigs, (iv) contract bidding risks, (v) risks related to dependence on significant customers, (vi) risks related to the failure to realize the level of backlog estimated by the Company due to determinations by one or more customers to change or terminate all or portions of projects included in such estimation of backlog and (vii) risks related to regulatory and environmental matters, in each case as described in more detail in the Company's Registration Statement declared effective by the Securities and Exchange Commission on July 18, 1997. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct.

PART II--OTHER INFORMATION

ITEM 6. Exhibits and Reports of Form 8-K

     (a) Exhibits

     11.1 Computation of Earnings per Share

     27   Financial Data Schedule


     (b) Reports of Form 8-K

     None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Jackson, State of Mississippi, on the 20th day of August, 1997.


                               FRIEDE GOLDMAN INTERNATIONAL INC.


                               By:  /s/ JOHN F. ALFORD
                               ----------------------------------
                               John F. Alford
                               Senior Vice President and Chief Financial Officer

                                 EXHIBIT INDEX
                                                                            PAGE

Exhibit 11.1 .................................................................

Exhibit 27 ...................................................................