Form 10-Q
period 1997-09-30
FRIEDE GOLDMAN INTERNATIONAL INC
filed 1997-11-13
CIK 1039780

                     SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM  10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______ .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No [_]


The number of shares of the Registrant's common stock, par value $.01 per share outstanding at November 12, 1997 was 24,405,046 shares.

                       FRIEDE GOLDMAN INTERNATIONAL INC.

                               TABLE OF CONTENTS

                                                                     PAGES
                                                                     -----

PART I--FINANCIAL INFORMATION

 Item 1. Financial Statements                                          1

   Consolidated Balance Sheets as of December 31, 1996 and
     September 30, 1997                                                1

   Consolidated Statements of Operations for the three months and
     nine months ended September 30, 1996 and September 30, 1997       2

   Consolidated Statements of Cash Flows for the nine months ended
     September 30, 1996 and September 30, 1997                         3

   Notes to Consolidated Financial Statements                          5

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           8

   Forward Looking Statements                                         13

PART II--OTHER INFORMATION                                            14

  Item 5. Other Information                                           14

  Item 6. Exhibits and Reports on Form 8-K                            14

Signatures                                                            15

                       FRIEDE GOLDMAN INTERNATIONAL INC.
                       ---------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                                  December 31,  September 30,
                                                                                      1996           1997
                                                                                  ------------  --------------
                                                                                                 (Unaudited)
                                                                                                -------------
                                   ASSETS
                                   ------
Current assets:
   Cash and cash equivalents                                                       $ 1,509,876    $43,317,335
   Restricted certificates of deposit                                                4,651,964              -
   Marketable securities, at fair market value                                       6,618,766              -
   Accounts receivable                                                               4,869,576     17,569,115
   Inventory and stockpiled materials                                                  577,904      1,950,904
   Investment in sales-type lease, current portion                                     457,710        179,069
   Costs and estimated earnings in excess of billings on uncompleted contracts         284,052        516,793
   Prepaid expenses                                                                    644,482      2,599,228
                                                                                   -----------    -----------
   Total current assets                                                             19,614,330     66,132,444

Property, plant and equipment, net of accumulated depreciation                       5,546,399     15,909,297
Investment in sales-type lease, less current portion                                 1,171,205      1,032,045
Intangibles and other assets                                                         1,250,121      1,271,019
                                                                                   -----------    -----------

   Total assets                                                                    $27,582,055    $84,344,805
                                                                                   ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Current liabilities:
    Short-term debt, including current portion of long-term debt                   $10,235,349    $   161,638
    Advance from stockholder                                                         1,400,000              -
   Accounts payable, trade                                                           3,075,216      9,472,862
   Accrued expenses                                                                    537,786      3,177,820
   Income taxes payable                                                                      -      4,153,061
   Billings in excess of costs and estimated earnings on uncompleted contracts       3,262,168      6,976,500
                                                                                   -----------    -----------
   Total current liabilities                                                        18,510,519     23,941,881

Deferred income tax liability                                                                -        636,000
Long-term debt, less current maturities                                              2,852,649      1,049,476
                                                                                   -----------    -----------
   Total liabilities                                                                21,363,168     25,627,357
                                                                                   -----------    -----------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.01 par value, 5,000,000 shares authorized,
       no shares issued and outstanding                                                      -              -
   Common stock; par value $0.01; 25,000,000 shares authorized;
       18,400,000 and 24,405,042 shares issued and outstanding at
       December 31, 1996 and September 30, 1997                                        184,000        244,050
   Additional paid-in capital                                                        1,877,567     49,178,340
   Retained earnings                                                                 2,548,649      9,295,058
   Unrealized gain (loss) on marketable securities                                   1,608,671              -
                                                                                   -----------    -----------
   Total stockholders' equity                                                        6,218,887     58,717,448
                                                                                   -----------    -----------
   Total liabilities and stockholders' equity                                      $27,582,055    $84,344,805
                                                                                   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       FRIEDE GOLDMAN INTERNATIONAL, INC.
                       ----------------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------

                                                     Three months ended        Nine months ended
                                                        September 30,             September 30,
                                                  ----------------------      ---------------------
                                                    1996          1997          1996         1997
                                                  --------      --------      --------      -------
Revenue                                         $ 5,775,817    $34,628,577   $14,323,179    $80,151,773
Cost of revenue                                   3,992,131     23,217,829    10,236,732     52,641,716
                                                -----------    -----------   -----------    -----------
    Gross profit                                  1,783,686     11,410,748     4,086,447     27,510,057
                                                -----------    -----------   -----------    -----------
Selling, general and administrative expenses      1,495,395      2,864,549     3,806,708      8,984,604
                                                -----------    -----------   -----------    -----------
    Operating income (loss)                         288,291      8,546,199       279,739     18,525,453
                                                -----------    -----------   -----------    -----------
Other income (expense):
     Interest expense                              (225,210)      (125,648)     (662,702)      (495,782)
     Interest income                                103,211        490,930       324,635        576,049
 Gain (loss) on sale or distribution of
   Assets                                            30,700              -       483,988      3,921,973
     Litigation settlement                                -              -     3,466,635        611,310
     Other                                           52,242         33,847        69,321         86,135
                                                -----------    -----------   -----------    -----------
     Total other income (expense)                   (39,057)       399,129     3,681,877      4,699,685
                                                -----------    -----------   -----------    -----------
     Income before tax                              249,234      8,945,328     3,961,616     23,225,138
     Income tax expense                                   -      3,470,061             -      4,720,061
                                                -----------    -----------   -----------    -----------
Net income                                          249,234      5,475,267     3,961,616     18,505,077
Pro forma income tax provision                       96,000              -     1,470,000      3,980,000
                                                -----------    -----------   -----------    -----------
Pro forma net income                            $   153,234    $ 5,475,267   $ 2,491,616    $14,525,077
                                                ===========    ===========   ===========    ===========
Earnings per share                                    $0.01          $0.23         $0.22          $0.92
                                                ===========    ===========   ===========    ===========
Pro forma earnings per share                          $0.01          $0.23         $0.14          $0.72
                                                ===========    ===========   ===========    ===========
Weighted average shares:
  Primary                                        18,400,000     23,515,569    18,400,000     20,123,928
                                                ===========    ===========   ===========    ===========
  Fully diluted                                  18,400,000     23,589,682    18,400,000     20,148,904
                                                ===========    ===========   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                       FRIEDE GOLDMAN INTERNATIONAL INC.
                       ---------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------


                                                          Nine Months Ended
                                                            September 30,
                                                     ---------------------------
                                                         1996          1997
                                                     ------------  -------------
                                                            (Unaudited)
Cash flows from operating activities:
 Net income                                          $ 3,961,616   $ 18,505,077
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                         500,000        978,423
   Compensation expense related to stock issued
    to employees                                               -        594,104
   Gain on sale of assets                               (483,988)    (3,921,973)
   Unrealized loss on marketable securities              368,498              -
   Deferred income tax provision                               -        636,000
   Net increase in billings related to costs and
    estimated earnings on uncompleted contracts        3,016,248      3,481,591
   Net effect of changes in assets and liabilities:
     Restricted certificates of deposit                 (137,137)     4,651,964
     Accounts receivable                              (5,020,294)   (12,699,539)
     Inventory and stockpiled materials                 (147,520)    (1,373,000)
     Prepaid expenses and other assets                    80,892     (2,076,147)
     Accounts payable and accrued expenses             2,232,655     13,190,741
                                                     -----------   ------------

       Net cash provided by operating activities       4,370,970     21,967,241
                                                     -----------   ------------

Cash flows from investing activities:
 Capital expenditures for plant and equipment         (1,204,415)   (12,136,365)
 Proceeds from sale of property, plant and
  equipment                                               88,521        395,521
 Payments received on sales-type lease                   309,400        417,801
 Investment in marketable securities                  (2,620,029)             -
                                                     -----------   ------------

 Net cash used in investing activities                (3,426,523)   (11,323,043)
                                                     -----------


   The accompanying notes are an integral part of these financial statements.

                       FRIEDE GOLDMAN INTERNATIONAL INC.
                       ---------------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
               -------------------------------------------------


                                                                        Nine Months Ended
                                                                          September 30,
                                                                      ----------------------
                                                                        1996          1997
                                                                      --------      --------
                                                                            (Unaudited)
Cash flows from financing activities:
  Proceeds from common stock offering                               $         -    $46,766,719
  Net borrowings (repayments) under lines of credit                     901,156     (1,501,000)
  Proceeds from borrowings under debt facilities                        588,978        468,203
  Repayments on borrowings under debt facilities                       (411,675)    (7,897,979)
  Distributions to stockholders                                      (2,817,836)    (6,672,682)
                                                                    -----------    -----------
Net cash provided by (used in) financing activities                  (1,739,377)    31,163,261
                                                                    -----------    -----------
Net increase (decrease) in cash and cash equivalents                   (794,930)    41,807,459
Cash and cash equivalents at beginning of year                        1,207,206      1,509,876
                                                                    -----------    -----------
Cash and cash equivalents at end of period                          $   412,276    $43,317,335
                                                                    ===========    ===========
Supplemental disclosure of cash flow information -
  Cash paid during the period for interest                          $   663,000    $   521,000
                                                                    ===========    ===========
  Issuance of common stock or options or options as compensation    $         -    $   594,000
                                                                    ===========    ===========
  Non-cash distributions of property to stockholders                $         -    $ 1,641,000
                                                                    ===========    ===========
  Assumption of note payable by stockholder                         $         -    $   198,000
                                                                    ===========    ===========
  Distribution of marketable securities to stockholder
   to satisfy note payable                                          $         -    $ 1,400,000
                                                                    ===========    ===========

  Distribution of marketable securities to stockholders             $         -    $ 6,391,000
                                                                    ===========    ===========
  Assumption of margin account debt by stockholders                 $         -    $ 2,749,000
                                                                    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                       FRIEDE GOLDMAN INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION, INITIAL PUBLIC OFFERING AND STOCK SPLIT

          The consolidated financial statements include the accounts of Friede Goldman International Inc. and its wholly-owned subsidiaries, HAM Marine, Inc. ("HAM") and Friede & Goldman, Ltd. ("Friede & Goldman") (collectively referred to as the "Company"). The Company was incorporated in February 1997 under the laws of the state of Delaware. The Company's operations are performed substantially through its wholly-owned subsidiaries. HAM's primary business is to provide conversion, retrofit and repair services for offshore drilling rigs. At September 30, 1997, substantially all of HAM's services were conducted at a deepwater dock facility on land leased from the Port Authority in Pascagoula, Mississippi. Friede & Goldman's primary business is the design of offshore drilling and production units, including jackups, semisubmersibles, drillships and floating production, storage and offloading vessels, for new construction and with respect to upgrade and modification projects. Friede & Goldman's offices are located in New Orleans, Louisiana.

          In July 1997, the Company completed an initial public offering (the "Offering") of its common stock. Immediately prior to the consummation of the Offering, the stockholders of HAM and Friede & Goldman contributed all of their ownership in HAM and Friede & Goldman to the Company in exchange for shares of common stock in the company (the "Reorganization"). During May 1997, in anticipation of the Reorganization and the offering, the Company authorized an increase in the amount of authorized shares to 5,000,000 shares of $0.01 par value preferred stock and 25,000,000 share of $0.01 par value common stock. The Reorganization resulted in the issuance of 9,200,000 (18,400,000 after the 2 for 1 stock split discussed below) shares of the Company's common stock to the stockholders of HAM and Friede & Goldman. The number of shares of common stock of the Company received by each of the stockholders of HAM and Friede & Goldman in the Reorganization was in proportion to each stockholder's previous ownership percentage in both HAM and Friede & Goldman. The issuance of shares pursuant to the Reorganization has been reflected retroactively in the accompanying financial statements and per share calculations.

          In connection with the Offering, the Company sold 3,002,521 (6,005,042 after the 2 for 1 stock split discussed below) shares of its common stock for net proceeds of approximately $46.8 million. The Company currently intends to utilize the net proceeds of the Offering to fund a portion of its anticipated capital requirements over the next 12 to 18 months. Pending the Company's use of the net proceeds of the Offering, the Company repaid borrowings under its existing revolving credit facility and invested the remaining net proceeds from the Offering in short-term, investment-grade, interest-bearing instruments.

          In September 1997, the Company declared a 2 for 1 stock split, effective October 16, 1997 for stockholders of record as of October 1, 1997. Unless otherwise indicated, all share and per share data have been restated to reflect the effects of the 2 for 1 split.

2.  QUARTERLY FINANCIAL INFORMATION

          The information presented as of September 30, 1997 and for the three-month and nine-month periods ended September 30, 1996 and 1997 is unaudited. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 1997 and the results of its operations and its cash flows for the three-month and nine-month periods ending September 30, 1996 and 1997.

          In the opinion of management, the financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

Accordingly, certain information and disclosures normally included in financial statements have been condensed or omitted.

          The results of operations for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

Income Taxes

          Prior to June 15, 1997, the HAM and Friede & Goldman were S Corporations for Federal and state income tax purposes, and as a result, were not subject to income taxes. On June 15, 1997, such S Corporation status was terminated. As a result of termination of S Corporation status, the Company recorded a net deferred income tax liability through a charge to earnings of $800,000 in the second quarter of 1997, attributable primarily to the difference in financial reporting and tax reporting methods of accounting for depreciation and sales-type lease. In addition, the Company recognized income tax expense of $3.9 million for the period from June 16, 1997 through September 30, 1997, the period for which the Company was a C Corporation.

          The pro forma income tax provision is the result of the application of a combined Federal and state rate (37%) to income before income taxes for periods prior to termination of S Corporation status.

Earnings Per Share

          Earnings per share consists of the Company's historical net income divided by the weighted average shares of common stock outstanding after giving retroactive effect to the Reorganization and the 2 for 1 stock split described in Note 1 above and the dilutive effect of stock options determined using the treasury stock method.

          Pro Forma earnings per share represents pro forma net income, after giving effect to the pro forma provision for income taxes, divided by the weighted average shares of common stock outstanding after giving retroactive effect to the Reorganization and the 2 for 1 stock split described in Note 1 above and the dilutive effect of stock options determined using the treasury stock method.

4.  DISTRIBUTION TO STOCKHOLDERS

          In connection with termination of its S Corporation status and the Offering, the Company made distributions of $11.8 million to its shareholders of record at June 15, 1997. A portion of such distributions were made in the form of property and marketable securities, net of related debt. As of September 30, 1997, the entire $11.8 million had been distributed.

          During the nine-month period ended September 30, 1997, the Company realized gains of approximately $3.6 million as a result of distributions of appreciated property and marketable securities.

5.  LINE OF CREDIT

          In March 1997, HAM Marine entered into a new credit facility (the "Credit Facility") which provides for borrowings of up to $10.0 million, subject to a borrowing base limitation equal to 80% of eligible receivables. The Credit Facility is secured by contract-related receivables. In connection with obtaining the Credit Facility, HAM Marine repaid all outstanding indebtedness under the provisions of the existing credit facility and such facility was terminated. At September 30, 1997, there was no outstanding balance under the Credit Facility and the borrowing base amount was $10.0 million. Borrowings under the Credit Facility bear interest equal to the lender's prime lending rate plus 1/2% per annum. At September 30, 1997, the interest rate under the Credit Facility was 9.0% per annum. The Credit Facility contains a number of restrictions, including a provision which would prohibit the payment of dividends by HAM Marine to the Company in the event that HAM Marine defaults under the terms of such facility. In October 1997, the borrowing capacity under the Credit Facility was increased to $20.0 million.

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

          The nature of the Company's activities relating to the conversion, retrofit and repair of drilling rigs subjects its property and employees, along with the property and employees of its customers and others to hazards which can cause personal injury or damage or destruction of property. Although the Company maintains such insurance protection as it considers economically prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all hazards to which the company may be subject. In particular, due to the high cost of errors and omissions policies related to the design of drilling rigs and production units, the Company does not carry insurance covering claims for personal injury, loss of life or property damage relating to such design activity. A successful claim for which the Company is not fully insured could have a material adverse effect on the Company.

          The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

RECENT EVENTS

          In September 1997 the Company signed a Memorandum of Understanding ("MOU") with the Province of Newfoundland, Canada whereby the Company will acquire substantially all of the operating assets of a shipyard and fabrication facility in Marystown, Newfoundland (the "Marystown Facility"). The MOU provides that the Company will acquire the operating assets as well as certain current assets and liabilities for $1. However, the Company has agreed to maintain certain minimum employment levels over a three year period or pay penalties which could amount to $10,000,000 in the first year and $5,000,000 in each of the second and third years subsequent to the transaction. The Company also intends to invest up to approximately $10,000,000 in capital improvements related to the Marystown Facility. The transaction is expected to close in the fourth quarter of 1997.

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

          The Company believes that the current supply of offshore drilling rigs worldwide is inadequate to satisfy increasing demand. From 1985 to 1996, there was a decrease in the number of offshore drilling rigs worldwide from 809 to 639 rigs. The Company believes that, of the 366 jackups currently marketed worldwide, only 47 are capable of drilling in water depths greater than 300 feet and, of the 139 semisubmersibles currently marketed worldwide, only 25 are capable of drilling in water depths greater than 3,000 feet. In addition, substantially all of the current fleet of offshore drilling rigs were built more than ten years ago, and many of these rigs need to be converted or modified in order to continue to operate economically or to meet the requirements for deepwater drilling

          Due to increased demand for its services, the Company's backlog has increased from $65.2 million at June 30, 1997 to [$132.0] million at September 30, 1997. To accommodate this increased demand, the Company has recently leased additional acreage adjacent to its existing shipyard in Pascagoula, Mississippi that provides it with additional dock space and covered fabrication capacity and has increased its workforce from approximately 300 employees at December 1, 1996 to approximately 1,100 employees at September 30, 1997. In addition, the Company has commenced construction of a state-of-the art shipyard that will be capable of constructing new offshore drilling rigs and production units as well as converting retrofitting and repairing existing offshore drilling rigs and production units. Further, in September 1997 the Company signed a Memorandum of Understanding ("MOU") with the Province of Newfoundland, Canada whereby the Company will acquire substantially all of the operating assets of a shipyard and fabrication facility in Marystown, Newfoundland (the "Marystown Facility"). It is expected that the transaction will close in the fourth quarter of 1997. The Marystown Facility is expected to be used to expand the Company's capacity for new construction as well as retrofit and repair of offshore drilling rigs and production units.

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

          For the last several years, substantially all of the Company's Pascagoula, Mississippi work force was leased to the Company by employee leasing companies serving the Company exclusively. All employee leasing arrangements were terminated as of May 18, 1997, and the Company now directly employs its employees at levels of wages and benefits substantially equivalent to those formerly provided by the employee leasing companies. Management of the Company believes that the costs of directly employing its laborers will be essentially the same as the historic cost of the employee leasing arrangement most recently terminated. In connection with the termination of employee leasing arrangements, the Company restructured its workmen's compensation insurance arrangements and utilizes a different carrier from that used by the employee leasing companies. Management of the Company believes that the change in workmen's compensation insurance arrangements and carriers will not result in costs which are significantly different than those which would have been incurred under the previous arrangements.

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

          The Company's revenue on contracts is earned, for the most part, on the percentage-of-completion method which is based upon the percentage that incurred costs to date bear to total estimated costs. Accordingly, contract price and costs estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the accounting period in which the facts that require such adjustments become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Other changes, including those arising from contract penalty provisions and final contract settlements, are recognized in the period in which the revisions are determined. To the extent that these adjustments result in a reduction or elimination of previously reported profits, the Company would report such a change by recognizing a charge against current earnings, which might be significant depending on the size of the project or the adjustment. Cost of revenue includes costs associated with the fabrication process and can be further broken down between direct costs (such as direct labor hours and raw materials) allocated to specific projects and indirect costs (such as supervisory labor, utilities, welding supplies and equipment costs) that are associated with production but are not directly related to a specific project.

          Prior to June 15, 1997, each of HAM Marine, Inc. and Friede & Goldman, Ltd. (the "Predecessors") operated as an S Corporation for federal and state income tax purposes. As a result, each of the Predecessors has paid no federal or state income tax, and their earnings have been subject to tax directly at the stockholder level. On June 15, 1997, the stockholders of the Company and the Predecessors terminated the S Corporation status of such entities. As a result, the Company and each of the Predecessors became subject to corporate level income taxation following such termination, and the Company recorded a net deferred income tax liability through a charge to earnings of approximately $0.8 million in the second quarter of 1997 attributable primarily to the difference in financial reporting and tax reporting methods of accounting for depreciation and sales-type leases.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1996 and 1997

          During the three months ended September 30, 1997, the Company generated revenue of $34.6 million, an increase of 497%, compared to the $5.8 million generated in the three months ended September 30, 1996. This increase reflects the substantial increase in demand for conversion and retrofit services for the three months ended September 30, 1997, including a greater number of relatively larger projects, as compared to the three months ended September 30, 1996.

          Cost of revenue was $23.2 million for the three months ended September 30, 1997, compared to $4.0 million for the three months ended September 30, 1996, reflecting the significant increase in contract revenue. Gross profit for the three months ended September 30, 1997 was $11.4 million as compared to $1.8 million for the three months ended September 30, 1996. As a percent of revenue, gross profit for the three months ended September 30, 1997 increased as a result of the nature of the projects being performed. Generally, larger scale conversion and modification projects provide an opportunity for a higher gross profit than do repair and inspection services.

          Selling, general and administrative expenses ("SG&A expenses") were $2.9 million for the three months ended September 30, 1997 compared to $1.5 million for the three months ended September 30, 1996. The increase in SG&A expenses is primarily the result of the expansion of the Company's administrative staff and facilities in relation to increased contract activity and its status as a publicly owned company. The decline in SG&A expenses as a percent of revenue for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 is a result of the relatively low level of contract activity in the three months ended September 30, 1996.

          Operating income increased to $8.5 million for the three months ended September 30, 1997, from $0.3 million for the three months ended September 30, 1996, reflecting primarily the significant increase in contract revenue and related gross profit.

          Net interest income was $0.4 million for the three months ended September 30, 1997 compared to net interest expense of $0.1 for the three months ended September 30, 1996. This change is attributable to the short-term investment of the proceeds from the public offering of common stock in July 1997. The gain on the asset sales in the three months ended September 30, 1996 related primarily to the sale of marketable securities.

          The provision for income taxes for the three months ended September 30, 1997 is the result of the application of a combined federal and state tax rate (37%) to estimated taxable income for the periods subsequent to termination of the Company's S Corporation status.

          The pro forma provision for income taxes is the result of the application of a combined federal and state tax rate (37%) to estimated taxable income for periods prior to termination of the Company's S Corporation status.

Comparison of Nine Months Ended September 30, 1996 and 1997

          During the nine months ended September 30, 1997, the Company generated revenue of $80.2 million, an increase of 461%, compared to the $14.3 million generated in the nine months ended September 30, 1996. This increase reflects the substantial increase in demand for conversion and retrofit services for the nine months ended September 30, 1997, including a greater number of relatively larger projects, as compared to the nine months ended September 30, 1996.

          Cost of revenue was $52.6 million for the nine months ended September 30, 1997, compared to $10.2 million for the nine months ended September 30, 1996, reflecting the significant increase in contract revenue. Gross profit for the nine months ended September 30, 1997 was $27.5 million as compared to $4.1 million for the nine months ended September 30, 1996. As a percent of revenue, gross profit for the nine months ended September 30, 1997 increased as a result of the nature of the projects being performed. Generally, larger scale conversion and modification projects provide an opportunity for a higher gross profit than do repair and inspection services.

          Selling, general and administrative expenses ("SG&A expenses") were $9.0 million for the nine months ended September 30, 1997 compared to $3.8 million for the nine months ended September 30, 1996. The increase in SG&A expenses is primarily the result of the expansion of the Company's administrative staff and facilities in relation to increased contract activity and its status as a publicly owned company. The decline in SG&A expenses as a percent of revenue for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 is a result of the relatively low level of contract activity in the nine months ended September 30, 1996.

          Operating income increased to $18.5 million for the nine months ended September 30, 1997, compared to $0.3 million for the nine months ended September 30, 1996, reflecting primarily the significant increase in contract revenue and related gross profit.

          Net interest income was $0.1 million for the nine months ended September 30, 1997 compared to $0.3 million in net interest expense for the nine months ended September 30, 1996, reflecting a lower level of average borrowings by the Company and the short-term investment of proceeds from the July 1997 public offering of common stock.

          In the nine months ended September 30, 1997, the Company realized gains of approximately $3.6 million as a result of the distribution of certain appreciated assets not used in the business to the stockholder of one of the Predecessors. Also, gains of approximately $0.3 million resulted from the sale of real estate held for investment. The gain on the asset sales in the nine months ended September 30, 1996 related primarily to the sale of marketable securities.

          During the nine months ended September 30, 1996, the Company received approximately $3.5 million in proceeds from the settlement of a lawsuit filed in 1992 related to a contract. Settlement proceeds of approximately $0.6 million were received in the nine months ended September 30, 1997 related to another contract.

          Income tax expense for the nine months ended September 30, 1997 consists of approximately $0.8 million attributable to the initial recording of a net deferred tax liability upon termination of the Predecessors' S Corporation status and $3.9 million attributable to earnings of the Company subsequent to the termination of such status.

          The pro forma provision for income taxes is the result of the application of a combined federal and state tax rate (37%) to estimated taxable income for periods prior to termination of the Company's S Corporation status.

LIQUIDITY AND CAPITAL RESOURCES

          Historically, the Company has financed its business activities through funds generated from operations, a credit facility secured by accounts receivable, and long-term borrowings secured by assets purchased with proceeds from such borrowings. Net cash provided by operations was $4.4 million and $22.0 million for the nine months ended September 30, 1996 and 1997, respectively. Net borrowings from all credit arrangements were $1.1 million for the nine months ended September 30, 1996. For the nine months ended September 30, 1997, the Company made net repayments on all credit arrangements of $8.9 million.

          The Company's capital requirements historically have been primarily for improvements to its facilities and related equipment. During the nine months ended September 30, 1997, capital expenditures were approximately $12.1 million, including approximately $5.4 million for the construction of the new Pascagoula, Mississippi shipyard, $1.7 million for construction of other buildings and improvements, $4.0 million for purchase of equipment, $0.3 million for construction and improvement of additional dockspace and $0.7 million for the purchase of office furniture and equipment.

          In March 1997, HAM Marine entered into a new credit facility (the "Credit Facility") which provides for borrowings of up to $10.0 million, subject to a borrowing base limitation equal to 80% of eligible receivables. The Credit Facility is secured by contract-related receivables. In connection with obtaining the Credit Facility, HAM Marine repaid all outstanding indebtedness under the provisions of the existing credit facility and such facility was terminated. At September 30, 1997, there was no outstanding balance under the Credit Facility and the borrowing base amount was $10.0 million. Borrowings under the Credit Facility bear interest equal to the lender's prime lending rate plus 1/2% per annum. At September 30, 1997, the interest rate under the Credit Facility was 9.0% per annum. The Credit Facility contains a number of restrictions, including a provision which would prohibit the payment of dividends by HAM Marine to the Company in the event that HAM Marine defaults under the terms of such facility. In October 1997, the borrowing capacity under the Credit Facility was increased to $20.0 million.

          In July 1997, the Company completed an initial public offering (the "Offering") of 3,002,521 (6,005,042 after the 2 for 1 stock split) shares of its common stock for net proceeds of approximately $46.8 million. The Company currently intends to utilize the net proceeds of the Offering to fund a portion of its anticipated capital requirements over the next 12 to 18 months of between $50 million and $65 million, including (i) approximately $29 million to construct and equip its new shipyard, (ii) approximately $3 million for capital expenditures to increase the productive capacity and efficiency of its existing shipyard, (iii) approximately $3 million for research and development expenditures related to the design of new, technologically innovative offshore drilling rigs and floating production units, (iv) between $10 million and $20 million of additional working capital related to increased levels of conversion, retrofit and repair activities and new construction of offshore drilling figs and floating production units and (v) $5 million to $10 million for general corporate purposes, which may include the establishment of a manufacturing operation, either at the Company's shipyards or at another location, that would be capable of constructing and assembling components of new-build jackups or the acquisition of one or more businesses that are complementary to the Company's operations. The Company would expect to fund the remaining portion of its anticipated capital requirements from cash flow from operations, borrowings available under its existing revolving credit facility or additional borrowings. Pending the Company's use of the net proceeds of the Offering, the Company repaid borrowings under its existing revolving credit facility and invested the remaining net proceeds from the Offering in short-term, investment-grade, interest-bearing instruments.

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

          Management believes that the net proceeds from the Offering, cash generated by operating activities, and funds available under the Credit Facility will be sufficient to fund the construction of the new Pascagoula, Mississippi shipyard, required capital improvements at the Marystown Facility and the Company's working capital needs at current levels of activity; however, additional debt financing (such as the MARAD financing) or equity financing may be required in the future if the Company acquires any additional shipyard facilities, increases its conversion, retrofit and repair business or obtains orders to construct new drilling rigs or production units. Although the Company believes that, under such circumstances, it would be able to obtain additional financing, there can be no assurance that any additional debt or equity financing will be available to the Company for these purposes or, if available, will be available on terms satisfactory to the Company.

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

                           FORWARD LOOKING STATEMENTS

          This Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q, are forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including (i) risks of reduced levels of demand for the Company's products and services resulting from reduced levels of capital expenditures of oil and gas companies relating to offshore drilling and exploration activity and reduced levels of capital expenditures of offshore drilling contractors, which levels of capital expenditures may be affected by prevailing oil and natural gas prices, expectations about future oil and natural gas prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions, the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development and production activities, and other factors, (ii) risks related to expansion of operations, either at its shipyards or one or more other locations, (iii) operating risks relating to conversion, retrofit and repair of drilling rigs, new construction of drilling rigs and production units and the design of new drilling rigs, (iv) contract bidding risks, (v) risks related to dependence on significant customers, (vi) risks related to the failure to realize the level of backlog estimated by the Company due to determinations by one or more customers to change or terminate all or portions of projects included in such estimation of backlog and (vii) risks related to regulatory and environmental matters, in each case as described in more detail in the Company's Registration Statement declared effective by the Securities and Exchange Commission on July 18, 1997. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct.

PART II--OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Use of Offering Proceeds

          In July 1997, the Company completed an initial public offering of 3,002,521 (6,005,042 after the 2 for 1 split) shares of its common stock and received net proceeds, after expenses of the offering, of approximately $46.8 million. Through September 30, 1997, the Company had utilized the net proceeds as follows:


                                                      MILLIONS
                                                      --------
Capital expenditures for new shipyard construction       $ 5.4

Capital expenditures for equipment and dockspace           2.1
 improvements and expansion

Capital expenditures for building and improvements         0.5

Repayment of notes payable                                 6.5
                                                         -----
 Total proceeds expended                                 $14.1


          The remaining proceeds of $32.7 million have been used for working capital purposes or are included in cash and cash equivalents at September 30, 1997.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

         (a) Exhibits

         11.1  Computation of Earnings per Share

         27    Financial Data Schedule

         (b) Reports of Form 8-K

         None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Jackson, State of Mississippi, on the 13th day of November, 1997.


                           FRIEDE GOLDMAN INTERNATIONAL INC.


                           By:   /s/ JOHN F. ALFORD
                              -----------------------------------
                              John F. Alford
                              Senior Vice President and Chief Financial Officer

                                 EXHIBIT INDEX
                                                                            PAGE

Exhibit 11.1

Exhibit 27