Form 10-K
period 1997-12-31
FRIEDE GOLDMAN INTERNATIONAL INC
filed 1998-03-30
CIK 1039780

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

  For the fiscal year ended December 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the transition period from            to

                        COMMISSION FILE NUMBER: 0-22595

                               ----------------

                       FRIEDE GOLDMAN INTERNATIONAL INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 72-1362492
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)


 525 EAST CAPITOL STREET, SUITE 402                       39201
        JACKSON, MISSISSIPPI                           (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

                                (601) 352-1107
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.01 PAR VALUE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 10, 1998, there were 24,492,793 shares of Common Stock, $.01 par value, of Friede Goldman International Inc. issued and outstanding, 11,710,613 of which, having an aggregate market value of approximately $338.5 million, were held by non-affiliates of the registrant (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant's Common Stock).

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statement related to the registrant's 1998 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 1997, are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                    PART I

 Item 1.  Business........................................................     3
          Risk Factors....................................................    11
 Item 2.  Properties......................................................    14
 Item 3.  Legal Proceedings...............................................    15
 Item 4.  Submission of Matters to A Vote of Security Holders.............    16
          Executive Officers of the Registrant............................    16

                                    PART II

 Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters............................................    17
 Item 6.  Selected Financial Data.........................................    17
 Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................    18
 Item 8.  Financial Statements and Supplementary Data.....................    24
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...........................................    24

                                   PART III

 Item 10. Directors and Executive Officers of the Registrant..............    24
 Item 11. Executive Compensation..........................................    24
 Item 12. Security Ownership of Certain Beneficial Owners and Management..    24
 Item 13. Certain Relationships and Related Transactions..................    24

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.    24

                               ----------------

                          FORWARD-LOOKING STATEMENTS

  This Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-K, are forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including (i) risks of reduced levels of demand for the Company's products and services resulting from reduced levels of capital expenditures of oil and gas companies relating to offshore drilling and exploration activity and reduced levels of capital expenditures of offshore drilling contractors, which levels of capital expenditures may be affected by prevailing oil and natural gas prices, expectations about future oil and natural gas prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions, the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development and production activities, and other factors, (ii) risks related to expansion of operations, either at its shipyards or one or more other locations, (iii) operating risks relating to conversion, retrofit and repair of drilling rigs, new construction of drilling rigs and production units and the design of new drilling rigs, (iv) contract bidding risks, (v) risks related to dependence on significant customers, (vi) risks related to the failure to realize the level of backlog estimated by the Company due to determinations by one or more customers to change or terminate all or portions of projects included in such estimation of backlog and (vii) risks related to regulatory and environmental matters. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct.

ITEM 1. BUSINESS

  Friede Goldman International Inc. (together with its subsidiaries, the "Company") provides offshore drilling services, including conversion, retrofit, repair and modification of offshore drilling rigs. The Company also has the capability to design, build and equip new construction offshore drilling rigs. The Company was formed in February 1997 to hold the combined assets of HAM Marine, Inc. ("HAM Marine") and Friede & Goldman, Ltd. ("F&G Ltd.") and completed an initial public offering in July of 1997. Through HAM Marine, now a subsidiary, the Company has been continuously engaged in the business of converting, retrofitting and repairing offshore drilling rigs since 1982. Moreover, through F&G Ltd., also now a subsidiary, the Company has been continuously engaged in the business of offshore rig design for more than 50 years. The Company's customers consist primarily of drilling contractors that drill offshore exploratory and development wells for oil and gas companies throughout the world, particularly in the Gulf of Mexico, the North Sea and areas offshore of West Africa and South America.

RECENT DEVELOPMENTS

  At the time of its initial public offering, the Company conducted all of its conversion, retrofit and repair services at its 32-acre shipyard, located in Pascagoula, Mississippi (the "Pascagoula Facility"). Since that time, the Company has (i) opened its new shipyard on Greenwood Island, Mississippi (the "Greenwood Island Facility"), (ii) added two Canadian shipyards to its operations and (iii) acquired a group of affiliated French companies engaged in the design and fabrication of marine and offshore rig deck equipment. However, as each of these developments occurred after December 31, 1997, they had no material effect on the Company's results of operations for the year ended on such date.

  Opening of Greenwood Island Facility. In January 1998, the Company opened the Greenwood Island Facility, a state-of-the-art shipyard on an 85-acre site located approximately six miles from the Pascagoula Facility. The new shipyard was specifically designed to promote efficient construction of new offshore drilling rigs. The Company expects the shipyard to become fully operational in the second half of 1998. Upon completion, the new shipyard will allow the Company to simultaneously construct, in varying phases, up to six jackup and two semisubmersible offshore drilling rigs. The Company is currently performing deckwork and outfitting on one Bingo 7000 design semisubmersible drilling unit at the new shipyard.

  Acquisition of Marystown Facilities. On January 1, 1998, the Company acquired two deepwater, ice-free shipyard and fabrication facilities located in Marystown, Newfoundland, Canada (the "Marystown Facilities") from two entities controlled by the Province of Newfoundland. The Canadian facilities give the Company additional shipyard capacity and proximity to drilling areas off the eastern coast of Canada and in the North Sea. The Company paid one dollar to acquire the shipyards, but pursuant to the terms of the acquisition agreement, the Company also agreed to (i) maintain a minimum number of employee manhours with respect to the acquired shipyard operations through the year 2,000, (ii) undertake certain capital improvements at the acquired shipyards and (iii) pay fifty percent (50%) of net after-tax profits of the acquired shipyards for the twelve-month period ending March 31, 1998 to the Province of Newfoundland. The Company has already subcontracted to the Marystown Facilities certain fabrication projects related to a retrofit project and a conversion project currently ongoing in Pascagoula.

  Acquisition of BLM Companies. The Company acquired Achere, S.A., a French societe anonyme ("Achere"), its wholly owned subsidiary France Marine S.A. ("France Marine") and the four operating subsidiaries of France Marine:
Brissoneau & Lotz Marine S.A. ("BLM"), Brissoneau & Lotz Marine Offshore, S.A. ("BLM Offshore"), BOPP S.A. ("BOPP") and Kerdranvant S.A.R.L. ("Kerdranvant") as of February 5, 1998. These entities are collectively referred to herein as the "BLM Companies." France Marine is a holding company, and the operating subsidiaries are engaged in the design and fabrication of deck equipment used by offshore drilling rigs and other marine vessels. BLM and BLM Offshore are based in Carquefou, France (near Nantes), and BOPP and Kerdranvant have operations in Lanveoc, France (near Brest). BLM designs and manufactures deck machinery, including mooring, anchoring and cargo handling equipment. BLM Offshore designs and manufactures rack-and-pinion jacking systems used on offshore drilling platforms. BOPP manufactures trawl and draw net winches for inshore and ocean going fishing vessels and equipment for service vessels and hydrographical survey ships. Kerdranvant manufactures hydraulic power and rack-and-pinion steering systems used in all types of vessels. The Company paid approximately $25 million to acquire the BLM Companies.

OVERVIEW OF OFFSHORE DRILLING EQUIPMENT

  The Company's primary customers are drilling contractors with operations in the Gulf of Mexico, the North Sea, offshore West Africa and South America and other offshore areas of the world. These drilling contractors generally own and operate offshore drilling rigs and provide drilling services to oil and gas companies. Several factors determine the type of rig most suitable for a particular project, the more significant of which are the marine environment, water depth and seabed conditions at the proposed drilling location, whether the drilling is to be done over a production platform or other fixed structure, the intended well depth, and variable deck load and well control requirements. A brief description of the types of offshore drilling rigs and production units currently serviced by the Company is set forth below.

  Semisubmersibles. Semisubmersible rigs consist of an upper working and living deck resting on vertical columns connected to lower hull members. Such rigs operate in a "semi-submerged" position, remaining afloat, in a position which places the water-line approximately half way between the top of the lower hulls and bottom of the deck. The rig is typically anchored in position and remains stable for drilling in the semi-submerged floating position.

  There have been four generations of semisubmersible drilling rigs, with each successive generation incorporating improvements which enable the rigs to drill more efficiently and in increasingly harsh marine environments. Fourth generation semisubmersibles are typically capable of operating in water depths of up to 5,000 feet and, in some cases, greater depths. Certain fourth generation semisubmersibles are equipped with computer controlled thrusters to allow for dynamic positioning of the rig, which allows it to remain on location over a drillsite in deep waters without the use of anchors.

  While the Company has performed some modification and repair work on fourth generation semisubmersibles, the majority of the Company's work to date has involved the retrofit and repair of earlier generation semisubmersibles which generally operate in maximum water depths of between 1,000 to 2,000 feet. The design of many of these semisubmersible rigs, including long fatigue-life and advantageous stress characteristics, together with increasing demand for deepwater drilling capabilities have made them well-suited for significant retrofitting projects. The Company completed three projects involving semisubmersibles in 1997 and at March 1, 1998 was working on the conversion of three submersibles into semisubmersibles, the retrofit of one semisubmersible for deep water, the retrofit of one DP heavy lift derrick barge and the new build completion of one semisubmersible hull. At March 1, 1998, the Company also had entered into contracts to convert two additional submersibles into semisubmersibles and to perform a new build completion on one additional semisubmersible hull.

  Jackups. Jackup rigs are mobile, self-elevating drilling platforms equipped with legs that are lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, heliport and other related equipment. Jackups are used extensively for drilling in water depths from 20 feet to 400 feet. Some jackup rigs have a lower hull (mat) attached to the bottom of the rig legs, while others have independent legs.

  Jackup rigs can be generally characterized by their design as either slot jackups or cantilevered jackups. Slot jackups are generally of an older vintage and are configured for drilling operations to take place through a slot at the aft of the hull. A slot design is generally appropriate for drilling exploratory wells in the absence of any existing permanent structure, such as a production platform. A cantilevered jackup can extend its drill floor and derrick and either drill exploratory wells or drill over an existing, fixed structure, thereby permitting the rig to drill new wells or work over existing wells through such a structure. Many slot-design rigs have been converted to cantilever configurations. The Company completed two projects involving jackups in 1997.

  Drillships. Drillships, which are typically self-propelled, are positioned over a drillsite through the use of either a mooring system or a computer controlled thruster (dynamic positioning) system similar to those used on certain fourth generation semisubmersible rigs. Drillships are capable of operating in water depths ranging from 200 feet to 10,000 feet. The Company did not work on any projects involving drillships in 1997.

  Floating Production Facilities. A floating production facility ("FPF") consists of a ship or semisubmersible vessel upon which drilling and production equipment is mounted. In most cases, the hull is a converted tanker (often referred to as a floating, production, storage and offloading, or FPSO, unit). In addition, semisubmersible drilling units have been converted into floating production units. In a few cases, a new hull has been purpose-built as a FPF. For harsh weather locations, FPFs are designed with a mooring system that provides weathervaning capability so that the FPF can be rotated on location to minimize the effects of wave, wind and current actions. The production risers in these FPFs are connected to the hull through a swivel system that also accommodates the mooring system. The hull of an FPF is typically used for on-board oil storage, which is an important feature for remote locations where export pipelines are not available and fixed oil storage availability is limited or nonexistent. The Company did not work on any projects involving FPFs in 1997.

DESCRIPTION OF OPERATIONS

  In the year ended December 31, 1997, the Company's operations consisted primarily of conversion, retrofit and repair projects for offshore drilling contractors. Significant conversion or retrofit projects such as these generally take eight to 14 months to complete, whereas certain repair projects may require only one to three months to complete. The Company has not yet undertaken any new rig construction projects. However, with the acquisition of the deck equipment design and fabrication operations of the BLM Companies, the Company now offers services in all phases of new offshore rig construction from design and engineering, to manufacturing and equipment sales.

  Conversions. Conversions consist generally of the conversion of one type of drilling rig into a different type, such as the conversion of a slot jackup to a cantilevered jackup, the conversion of a submersible rig to a semisubmersible rig, or the conversion of a drilling rig or tanker into a FPF. FPF conversions typically require the demolition and removal of all drilling equipment and substructure (including the derrick system, rotary system, tubulars, mud treating and pumping units and well control systems) and the reconfiguration of the decks to accommodate heavy skid mounted processing modules and production risers and handling equipment. This production equipment is then interconnected through the installation of piping, electrical wiring and walkways. Because production, processing and storage facility additions typically increase a rig's variable deck load, the Company is typically required to complete hull reinforcements and buoyancy and stability enhancements.

  The Company completed three conversions in 1997 (two involving jackups and one involving a river barge) and at March 1, 1998 was in the process of converting three submersibles into semisubmersibles and had entered into contracts to convert two additional submersibles into semisubmersibles.

  Retrofits. Retrofits consist generally of improvements to the technical capabilities, tolerances and systems of drilling and production equipment. Retrofits performed on semisubmersible rigs include buoyancy and stability enhancements (typically pontoon extensions and additional column sponsons) and the addition or improvement of self-propulsion systems, positioning thrusters and self-contained mooring systems. Jackup retrofits include strengthening and extending the rig legs and reinforcing the spud cans on the existing legs. The Company is also capable of upgrading living quarters and facilities to accommodate harsh environment drilling conditions and to meet North Sea regulatory requirements, improving ventilation systems and strengthening or replacing heliports to accommodate larger aircraft.

  The Company completed two retrofit projects in 1997 and at March 1, 1998 was in the process of retrofitting one semisubmersible and one DP heavy lift derrick barge.

  Repairs. The Company performs a broad range of inspection and repair work for its clients. Necessary repairs are identified both in connection with retrofit and conversion projects as well as in connection with periodic inspections performed at the shipyard which are required by the U.S. Coast Guard and by vessel classification societies such as the American Bureau of Shipping. Rigs are typically inspected for systems operability and structural integrity, with ultrasonic thickness gauge readings employed to detect structural fatigue or aberrations. Repair work may include the repair or renewal of piping, spud cans, electrical and drilling systems, removal and replacement of deteriorated or pitted steel and blasting, coating and painting of exterior surfaces. The Company's repair work has also included the refurbishment of drilling systems as well as the overhaul of generators, boilers, condensers, ballast and cargo valves, rig cranes and production compressors.

  The Company completed repair work on three rigs in 1997 and completed an additional repair project in February of 1998.

  Design and New Construction. The Greenwood Island Facility was designed specifically for the efficient construction of new offshore drilling rigs. Moreover, the combined capacity of the Greenwood Island Facility and the Pascagoula Facility will allow the Company to work on new construction projects without any significant loss in its capacity to perform conversion, retrofit and repair projects. At March 1, 1998, the Company was working on the new build completion of one semisubmersible hull and entered into a contract to perform a new build completion on one additional semisubmersible hull. A new build completion project involves the design and construction of a drilling rig on an existing hull.

  Marine Deck Equipment. With the acquisition of the BLM Companies, the Company entered the rig equipment and rig component manufacturing market. The BLM Companies design and manufacture mooring, anchoring, rack-and-pinion jacking systems, cargo handling equipment and steering systems. As a result, the Company now has the capability to outfit rigs for existing customers and to supply other offshore rig manufacturers with rig kits consisting of legs, jacking systems, anchoring winches and cranes.

CUSTOMERS AND MARKETING

  The Company's customers are primarily offshore drilling contractors, many of whom have been customers of the Company for more than 15 years, and the Company believes that it has developed strong relationships with its customer base. The Company's marketing efforts are conducted from its sales offices in Pascagoula and Houston and target drilling contractors located primarily in the Gulf Coast area and in Europe. The Company's sales staff attempts to identify future contracts by contacting its clients on a regular basis (in some cases weekly) in order to anticipate projects that will be competitively bid or negotiated exclusively with the Company. The Company's sales force often invites potential clients to the Pascagoula and Greenwood Island Facilities for a tour and presentation.

  A large portion of the Company's revenue has historically been generated by a few customers although not necessarily the same customers from year-to-year. For example, the Company's largest customers (those which individually accounted for more than 10% of revenue in a particular year) collectively accounted for 82%, 84% and 70% of revenue for 1995, 1996 and 1997, respectively. In 1997, the Company derived more than 10% of its revenue from each of Noble Drilling Corporation and Sedco Forex S.A. Because the level of conversion, retrofit or repair work that the Company may provide to any particular customer depends on the size of that customer's capital expenditure budget devoted to such projects in a particular year, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years.

CONTRACT STRUCTURE AND PRICING

  The Company generally performs conversion, retrofit and repair services pursuant to contracts that provide for a portion of the work to be performed on a fixed-price basis and a portion of the work to be performed on a cost-plus basis. In many cases, the Company commences work with respect to certain portions of a drilling rig conversion, retrofit or repair project on a cost-plus arrangement as soon as the drilling rig arrives in the Company's shipyard and thereafter the scope and pricing arrangements with respect to other aspects of the project are negotiated. In the interest of expediting the completion of a conversion, retrofit or repair project, a drilling rig may arrive in the Company's shipyard before the design work for such project is finished or before all necessary budgetary approval for such project has been reviewed at the appropriate level of management of the customer. In many of these cases, the portion of the project as to which no firm pricing arrangement has been agreed to at the time the drilling rig arrives at the Company's shipyard ultimately becomes a significant portion of the overall project. In addition, the scope of the services to be performed with respect to a particular drilling rig often increases as the project progresses due to additional retrofits or modifications requested by the customer or additional repair work necessary to meet the safety, environmental or construction standards established by the U.S. Coast Guard or other regulatory or vessel classification authorities.

  With respect to the fixed-price portions of a project, the Company receives the price fixed in the contract for such aspect of the project, subject to adjustment only for change orders placed by the customer. The Company typically receives a significant number of change orders on each of its fixed-price projects as to which the Company and its customer negotiate a separate charge. With respect to fixed-price contracts, the Company generally retains the ability to capture cost savings and must absorb cost over-runs. Under cost-plus arrangements, the Company receives specified amounts in excess of its direct labor and materials cost and so is protected against cost overruns but does not benefit directly from cost savings. The Company generally prices materials at a mark-up under its contracts. The Company believes that recently it has realized a majority of its revenue under fixed-price contracts, although historically the percentages of revenue it has derived from fixed-price contracts and cost-plus contracts have fluctuated significantly from project to project and from period to period based on the nature of the projects involved, the type of pricing arrangements preferred by its customers, the timing of the commencement of work on a project in relation to the timing of the completion of the negotiation and contracting process, and other factors.

COMPETITION

  The Company has two primary domestic competitors for conversion, retrofit and repair projects for drilling rigs that operate in the Gulf of Mexico. In international markets, the Company competes primarily with two additional companies. The Company believes it competes favorably against companies located in Europe or the Far East for conversion, retrofit and repair projects relating to drilling rigs operating in the Gulf of Mexico and, to a lesser extent, rigs operating offshore West Africa and South America due to, among other things, high European labor costs and the Company's favorable geographic location. The Company believes that the addition of the Marystown Facilities will further enable the Company to compete favorably for conversion, retrofit and repair projects relating to drilling rigs operating in the North Sea and offshore Canada. The Company expects that one other shipyard will compete for fabrication projects on the eastern coast of Canada. The Company believes that its low cost structure in Canada allows it to compete favorably in bidding for future work in that country.

  The Company believes that its reputation for quality and reliability, its long-standing relationships with most of the large drilling contractors, its experienced management team, its existing skilled labor force and its extensive fabrication experience with drilling rigs are its key advantages in competing for projects. The Company considers four domestic and five foreign international companies to be its primary competitors in the new rig construction business. The Company believes that its long involvement in the design of new drilling rigs and production units will provide it with a competitive advantage with respect to the new rig construction business.

  The Company believes that certain barriers exist that prevent new companies from competing with the Company for conversion, retrofit and repair activities, as well as for new rig construction activity, including the investment required to establish an adequate facility, the difficulty of locating a facility adjacent to an adequate waterway due to environmental and wetland regulations, and the limited availability of experienced supervisory and management personnel. Although new companies can enter the market for small projects more easily, management believes these factors will likely prevent an increase in domestic competition for larger projects, especially major conversions and retrofits and new rig construction.

  The Company has two principal global competitors, both based in the United States, in the design and manufacture of deck equipment. However, prior to their acquisition by the Company, the BLM Companies did not actively market in the United States and competed against the other two companies primarily outside the United States. The Company plans to immediately begin marketing its product line of anchoring winches, cranes for jackup and semisubmersible drilling units, mooring equipment, deck machinery, jacking equipment and skidding equipment in the United States. Plans are underway to increase the capacity of the fabrication facilities in France and to develop production capability in North America. The Company anticipates that products of the BLM Companies will be produced domestically within 12 months.

BACKLOG

  As of December 31, 1997, the Company's backlog was approximately $324.6 million, approximately two-thirds of which management expects to be performed within the 12 months ending December 31, 1998. The Company's backlog as of December 31, 1996 was approximately $15 million.

  The Company's backlog is based on management's estimate of future revenue attributable to (i) the remaining amounts to be invoiced with respect to those projects, or portions of projects, as to which a customer has authorized the Company to begin work or purchase materials and (ii) projects, or portions of projects, that have been awarded to the Company as to which the Company has not commenced work. Management's estimates are often based on incomplete engineering and design specifications and as engineering and design plans are finalized or changes to existing plans are made, management's estimate of the total revenue for such projects is likely to change. In addition, all projects currently included in the Company's backlog are subject to termination at the option of the customer, although the customer in that case is generally required to pay the Company for work performed and materials purchased.

MATERIALS

  The principal materials used by the Company in its fabrication business are standard steel shapes, steel plate, pipe, welding wire and gases, fuel oil, gasoline and paint. The Company believes that such materials are currently available in adequate supply from many sources. The Company does not depend upon any single supplier or source.

SAFETY AND QUALITY ASSURANCE

  Management is concerned with the safety and health of the Company's employees and maintains a stringent safety assurance program to reduce the possibility of accidents. The Company's safety department establishes guidelines to ensure compliance with all applicable foreign, federal and state safety regulations. At its Mississippi facilities, the Company provides training and safety education through orientations for new employees and subcontractors, weekly crew safety meetings and first aid and CPR training. The Company also employs a registered nurse as an in-house medic. The Company has a comprehensive drug program and conducts periodic employee health screenings. A safety committee, whose members consist of management representatives and field supervisors, meet monthly to discuss safety concerns and suggestions that could prevent future accidents. The Company has contracted with a third party safety consultant to provide training and suggestions and a licensed emergency medical technician in its ongoing commitment to a safe and healthy work environment. The Company expects to institute similar practices at its foreign facilities to the extent not already in place. The Company believes that its safety program and commitment to quality are vital to attracting and retaining customers and employees.

  The Company's Pascagoula and Greenwood Island Facilities fabricate according to the standards of the American Bureau of Shipping, Det Norski Veritas, American Petroleum Institute, the American Welding Society, the American Society of Mechanical Engineers and specific customer specifications. The Company's international operations fabricate according to certain of the above standards and certain additional standards, including those of the Lloyds Registry of Shipping, the Canadian Welding Bureau and Bureau Veritas. All of the Company's welding and fabrication procedures are performed in accordance with the latest technology and industry requirements. The Company also maintains training programs at each of its facilities to train skilled personnel and to maintain high quality standards. Management believes that these programs enhance the quality of its products and reduce their repair rate.

GOVERNMENT AND ENVIRONMENTAL REGULATION

  Overview. Many aspects of the Company's operations and properties are materially affected by foreign, federal, state and local regulation, as well as certain international conventions and private industry organizations. These regulations govern worker health and safety and the manning, construction and operation of vessels. For example, the Company is subject to the jurisdiction of the U.S. Coast Guard, the National Transportation Safety Board, the U.S. Customs Service and the Maritime Administration of the U.S. Department of Transportation, as well as private industry organizations such as the American Bureau of Shipping. These organizations establish safety criteria and are authorized to investigate vessel accidents and recommend improved safety standards. In addition, the exploration and development of oil and gas properties located on the outer continental shelf of the United States is regulated primarily by the Minerals Management Service ("MMS"). The MMS has promulgated federal regulations under the Outer Continental Shelf Lands Act requiring the construction of offshore platforms located on the outer continental shelf to meet stringent engineering and construction specifications. Violations of these regulations and related laws can result in substantial civil and criminal penalties as well as injunctions curtailing operations. The Company believes that its operations are in compliance with these and all other regulations affecting the fabrication of platforms for delivery to the outer continental shelf of the United States.

  In addition, the Company depends on the demand for its services from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry. For example, the U.S. Coast Guard regulates and enforces various aspects of marine offshore vessel operations, such as certification, routes, drydocking intervals, manning requirements, tonnage requirements and restrictions, hull and shafting requirements and vessel documentation. U.S. Coast Guard regulations require that all drilling and production vessels are drydocked for inspection at least once within a five-year period, and such inspections and resulting repair requirements constitute a significant portion of the Company's revenues. While the Company is not aware of any proposals to reduce the frequency or scope of such inspections, any such reduction could adversely affect the Company's results of operations. In addition, offshore construction and drilling in certain areas have been opposed by environmental groups and, in certain areas, has been restricted. To the extent laws are enacted or other governmental actions are taken that prohibit or restrict offshore construction and drilling or impose environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore construction industry in particular, the business and prospects of the Company could be adversely affected. The Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in existing regulations.

  The Company has recently purchased a towable drydock vessel. Employees of the Company who are engaged in offshore activities relating to such vessel may be covered by the provisions of the Jones Act, the Death on the High Seas Act and general maritime law, which laws operate to make the liability limits established under state workers' compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against the Company for damages or job related injuries, with generally no limitations on the Company's potential liability.

  Environmental. The Company's operations and properties are subject to a wide variety of increasingly complex and stringent foreign, federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. These laws may provide for "strict liability" for damages to natural resources and threats to public health and safety, rendering a party liable for the environmental damage without regard to negligence or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, the Company may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed.

  The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, and similar laws provide for responses to and liability for releases of hazardous substances into the environment. Additionally, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act, the Emergency Planning and Community Right to Know Act, each as amended, and similar foreign, state or local counterparts to these federal laws, regulate air emissions, water discharges, hazardous substances and wastes, and require public disclosure related to the use of various hazardous substances. For example, the Company's paint operations must comply with a number of environmental regulations. All blasting and painting is done in accordance with the requirements of the Company's air discharge permit and disposal of paint waste is made in accordance with the National Pollution Discharge Elimination System storm water pollution plan. Lead based paint is vacuum blasted and all blasting debris is contained for hazardous waste disposal. Company policy requires that existing coating be sampled and tested prior to blasting operations to eliminate the possibility of lead contamination and to assure that lead based paint is appropriately treated. The Company has been classified as a "large quantity hazardous waste generator" and is registered with the State of Mississippi Department of Environmental Quality as such. Compliance with these and other environmental laws and regulations may require the acquisition of permits or other authorizations for certain activities and compliance with various standards or procedural requirements. The Company believes that its facilities are in substantial compliance with current regulatory standards.

  In connection with the Company's purchase of the Marystown Facilities, the Newfoundland provincial government agreed to carry out and pay for a complete environmental assessment and remediation program. The Phase I investigation identified several issues that may have caused subsurface contamination on site at one of the Marystown Facilities. The Phase II investigation is scheduled to begin within the next several months. The Newfoundland provincial government has agreed to bear the cost of remediation procedures associated with the Marystown Facilities and to indemnify the Company against any environmental liabilities associated therewith.

  The Company's fabrication site in Carquefou, France was named a "classified installation" under French environmental law. Under French law, the operator of a "classified installation" has various obligations with respect to the site, including compliance with certain operating activities and clean-up obligations upon cessation of the classified activity. In addition, the French authorities may assess fines in the event of non-performance by the operator. As a "classified installation", the site operates under an Arrete Prefectoral, or administrative authorization, issued by regional environmental authorities. An administrative authorization with respect to the Carquefou site was granted in July of 1984 and renewed in January 1991. The administrative authorization requires, among other things, that the Company follow any instructions that authorities may impose in the interest of public health and agriculture and gives them the right to conduct tests on air and waste quality at the site at any time. The Company does not believe that "classified installation" status of the Carquefou site or the requirements of the administrative authorization will have a material effect on its operations.

  The Company's compliance with environmental laws and regulations has entailed certain additional expenses and changes in operating procedures. The Company believes that compliance with these laws and regulations will not have a material adverse effect on the Company's business or financial condition for the foreseeable future. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by the Company, which expenditures may be material.

  Health and Safety Matters. The Company's facilities and operations are governed by laws and regulations, including the federal Occupational Safety and Health Act, relating to worker health and workplace safety. The Company believes that appropriate precautions are taken to protect employees and others from workplace injuries and harmful exposure to materials handled and managed at its facilities. While it is not anticipated that the Company will be required in the near future to expend material amounts by reason of such health and safety laws and regulations, the Company is unable to predict the ultimate cost of compliance with these changing regulations.

INSURANCE

  The Company maintains insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to the Company's domestic and international facilities. The Company also maintains commercial general liability insurance including ship repairers' legal liability coverage and builders' risk coverage if required. The Company has workers' compensation and employers' liability insurance with respect to its Mississippi operations that satisfies the Mississippi Workers' Compensation Act and includes the U.S. Longshore and Harbor Workers Act and maritime and outer continental shelf endorsements. The Company currently maintains excess and umbrella policies in addition to primary liability insurance for up to (i) a $20 million limit with respect to its Mississippi operation, (ii) a $30 million limit with respect to its Canadian operations and (iii) a FRF100 million limit with respect to its French operations. Other coverages currently in place include water pollution, aviation, automobile and commercial crime coverage. Although management believes that the Company's insurance is adequate with respect to all of its domestic and international operations there can be no assurance that the Company will be able to maintain adequate insurance at rates which management considers commercially reasonable, nor can there be any assurance such coverage will be adequate to cover all claims that may arise.

EMPLOYEES

  The Company's workforce varies based on the level of ongoing fabrication activity at any particular time. As of December 31, 1997, the Company had approximately 1,120 employees. In addition, the Company added approximately 750 employees in connection with the acquisition of the Marystown Facilities and approximately 240 employees in connection with the acquisition of the BLM Companies. For the last several years, substantially all of the Company's work force has been leased to the Company by employee leasing companies serving the Company exclusively. In exchange for its leasing services, these employee leasing companies charged the Company an amount which covered wages paid to such employees, together with a mark-up designed to cover health and workers' compensation insurance, the provision of a 401(k) plan, payroll taxes, all other required insurance and a nominal return to such companies. Payments for contract labor totaled approximately $10.9 million in 1997. All contract leasing arrangements were terminated as of May 18, 1997, and the Company now directly employs its employees at levels of wages and benefits substantially equivalent to those formerly provided by the employee leasing companies. The Company believes that the cost of directly employing its laborers will be essentially the same as the historic cost of the employee leasing arrangement most recently terminated.

  None of the Company's United States employees is employed pursuant to a collective bargaining agreement. The Company entered into a five-year collective bargaining agreement with three Canadian unions in connection with the acquisition of the Marystown Facilities. The Company is currently subject to two collective bargaining agreements with respect to its French employees. The Company is a member of two employers' federations which are party to the respective collective bargaining agreements. The collective bargaining agreements have no expiration date and, under French law, remain in force unless canceled or modified. The Company believes that its relationship with its employees is good.

                                 RISK FACTORS

DEPENDENCE ON CONDITIONS IN THE OFFSHORE DRILLING INDUSTRY

  The Company's business and operations depend principally upon conditions prevailing in the offshore drilling industry. In particular, the level of demand for the Company's services is affected by the level of demand for the services of offshore drilling contractors, which in turn is dependent upon the condition of the oil and gas industry and, in particular, the level of capital expenditures of oil and gas companies with respect to offshore drilling activities. These capital expenditures are influenced by prevailing oil and natural gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions, and the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development and production activities. Oil prices have declined significantly in recent months, and over the past several years, oil and natural gas prices and the level of offshore drilling and exploration activity have fluctuated substantially. A significant or prolonged reduction in oil or natural gas prices in the future would likely depress offshore drilling and development activity. A substantial reduction of such activity would reduce demand for the Company's services and could have a material adverse effect on the Company's financial condition and results of operations.

INTEGRATION OF ACQUISITIONS/MANAGEMENT OF GROWTH

  The Company does not have an operating history with respect to the Marystown Facilities or the BLM Companies. The acquisitions will cause a significant increase in the Company's costs due to increased labor, lease rental and depreciation, amortization and interest expenses in 1998. The Company's management expects the increase in such costs will directly correlate to anticipated increases in revenue from increased construction, conversion, retrofit and repair activity. If such activity fails to increase to the extent management anticipates, the Company's financial condition and results of operations could be materially adversely effected.

  The acquisition of the Marystown Facilities and the BLM Companies as well as the development of a new drilling rig construction business represent a significant expansion of the Company's operations and expose the Company to additional business and operating risks and uncertainties. Such risks and uncertainties include, among others, the ability of management of the Company to effectively manage the expanded activities, the ability of the Company to realize its investment in its expanded facilities, and the ability of the Company to meet the contract obligations included in its backlog. In addition, there can be no assurance that the Company's systems, procedures and controls will be adequate to support the Company's operations as they expand. If the Company is unable to manage its growth efficiently or effectively, or if it is unable to attract and retain additional qualified management personnel and skilled laborers, there could be a material adverse effect on the Company's financial condition and results of operations.

OPERATING RISKS

  The Company's activities relating to conversion, retrofit and repair of drilling rigs and its proposed activities relating to new construction of drilling rigs and production units involve the fabrication and refurbishment of large steel structures, the operation of cranes and other heavy machinery and other operating hazards that can cause personal injury or loss of life, severe damage to and destruction of property and equipment and suspension of operations. The failure of the structure of a drilling rig after the rig leaves the Company's shipyard can result in similar injuries and damages. In addition, the Company's employees who are engaged in offshore operations are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law, which laws operate to exempt these employees from the limits of liability established under worker's compensation laws and, instead, permit them or their representatives to maintain actions against the Company for damages or job-related injuries, with no limitations on the Company's potential liability. The operation of the Company's drydock vessel can give rise to large and varied liability risks, such as risks of collisions with other vessels or structures, sinkings, fires and other marine casualties, which could result in significant claims for damages against both the Company and third parties for, among other things, personal injury, death, property damage, pollution and loss of business. The failure to adequately design a drilling rig or production unit could also result in personal injury, loss of life or severe damage to and destruction of property and equipment. Litigation arising from any such occurrences may result in the Company being named as a defendant in lawsuits asserting large claims. In addition, due to their proximity to the Gulf of Mexico, the Company's facilities are subject to the possibility of physical damage caused by hurricanes or flooding.

RISKS OF INADEQUATE INSURANCE

  Although the Company maintains such insurance protection as it considers economically prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all hazards to which the Company may be subject. In particular, due to the high cost of errors and omissions policies relating to the design of drilling rigs and production units, the Company does not carry insurance covering claims for personal injury, loss of life or property damage relating to such design activity. A successful claim for which the Company is not fully insured could have a material adverse effect on the Company. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates that it considers economical.

CONTRACT BIDDING RISKS

  Due to the nature of the drilling rig construction industry, the Company generally performs a portion of the work on each project on a fixed-price basis and a portion of the work on a cost-plus basis, particularly for projects completed in stages. With respect to the fixed-price portions of a project, the Company receives the price fixed for such portion, and therefore the Company must absorb any cost overruns relating to such portion of the project. Under cost-plus arrangements, the Company receives its direct labor cost and material cost plus specified percentages of such labor costs and material costs. As a result, the Company is protected against cost overruns under these cost-plus arrangements but does not benefit directly from cost savings. See "Business--Contract Structure and Pricing."

  The revenue and costs associated with the fixed-price portion of any particular project will often vary from the amounts originally estimated because of variations in the cost of labor and materials and variations in productivity of labor from the original estimates. These variations and the risks inherent in the drilling rig construction industry may result in revenue and gross profits different from those originally estimated and may result in reduced profitability or losses on projects. Depending on the size of a project, variations from estimated performance may have a significant impact on the Company's operating results for any particular fiscal quarter or year.

PERCENTAGE-OF-COMPLETION ACCOUNTING

  Most of the Company's revenue is earned on a percentage-of-completion basis based generally on the ratio of total costs incurred to the total estimated costs. Accordingly, contract price and cost estimates are reviewed periodically as the work progresses, and adjustments to income proportionate to the percentage of completion are reflected in the period when such estimates are revised. To the extent that these adjustments result in a reduction or elimination of previously reported profits, the Company would have to recognize a charge against current earnings, which may be significant depending on the size of the project or the adjustment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON SIGNIFICANT CUSTOMERS

  A large portion of the Company's revenue has historically been generated by a few customers, although not necessarily the same customers from year to year. For the years ended December 31, 1995, 1996 and 1997, the Company's largest customers (those which individually accounted for more than 10% of revenue in a particular year) collectively accounted for 82%, 84% and 70% of revenue, respectively. For 1997, the Company derived more than 10% of its revenue from Noble Drilling Corporation and Sedco Forex S.A. Because the level of services that the Company may provide to any particular customer depends on that customer's needs for drilling rig conversion, retrofit or repairs in a particular year, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years. However, the loss of a significant customer for any reason, including a sustained decline in that customer's capital expenditure budget or competitive factors, could result in a substantial loss of revenue and could have a material adverse effect on the Company's operating performance. See "Business--Customers and Marketing."

BACKLOG

  The Company's backlog is based on management's estimate of future revenue attributable to (i) the remaining amounts to be invoiced with respect to those projects, or portions of projects, as to which a customer has authorized the Company to begin work or purchase materials and (ii) projects, or portions of projects, that have been awarded to the Company as to which the Company has not commenced work. All projects currently included in the Company's backlog are subject to change and/or termination at the option of the customer, either of which could substantially change the amount of backlog currently reported. In the case of a termination, the customer is required to pay the Company for work performed and materials purchased through the date of termination; however, due to the large dollar amounts of backlog estimated for each of a small number of projects, amounts included in the Company's backlog could decrease substantially if one or more of these projects were to be terminated by one or more of the Company's customers. In particular, approximately 25% of the Company's backlog as of December 31, 1997 was attributable to three projects, all of which were with one customer. A termination of one or more of these large projects or the loss of a significant customer could have a material adverse effect on the Company's revenue, net income and cash flow for 1998. See "Business--Backlog."

REGULATORY AND ENVIRONMENTAL MATTERS

  The Company's operations and properties are subject to and affected by various types of governmental regulation, including numerous foreign, federal, state and local environmental protection laws and regulations, compliance with which is becoming increasingly complex, stringent and expensive. These laws may provide for "strict liability" for damages to natural resources or threats to public health and safety, rendering a party liable for the environmental damage without regard to its negligence or fault. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. In addition, the Company depends on the demand for its services from the oil and gas industry and is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic, environmental and other policy reasons would adversely affect the Company's operations by limiting demand for its services. The Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in existing regulations. See "Business--Government and Environmental Regulation."

FRIEDE ACQUISITION DEFAULT PROVISIONS

  In connection with the acquisition of F&G Ltd. in December 1996 by a predecessor to the Company, the Company is obligated to pay the former owner
(i) certain design and licensing payments on sales by F&G Ltd. of designs for new-build vessels and (ii) specified payments in the event the Company fails to design at least 20% of the new-build vessels ordered by U.S.-based drilling companies (subject to a maximum payment of $1 million per year), in each case with respect to a 10-year period that commenced in December 1996. In the event the Company fails to make such required payments, the former owner will have the right to (i) require the Company to return all F&G Ltd. assets purchased by the Company (including the design for drilling rigs and production units in existence at the time of the acquisition but excluding the name Friede & Goldman and derivatives thereof and excluding new designs developed by the Company after the acquisition) and (ii) terminate the consulting and noncompetition provisions of such acquisition.

OBLIGATIONS TO MAINTAIN MINIMUM EMPLOYMENT LEVELS

  In connection with its acquisition of the Marystown Facilities and the construction of the Greenwood Island Facility, the Company agreed to maintain certain minimum levels of employment at each facility and is subject to financial penalties if it fails to do so. Under the terms of its acquisition of the Marystown Facilities, the Company is obligated to maintain a minimum of
1.2 million employee manhours (including manhours for management, labor, salaried and hourly employees) with respect to the shipyard operations acquired by the Company for each of the 1998, 1999 and 2000 calendar years. The Company agreed to pay liquidated damages of C$10 million for 1998 and C$5 million in 1999 and 2000 if such minimum number of manhours is not attained in such year. In addition, the County of Jackson, Mississippi has begun dredging the ship channel and building roads and other infrastructure related to the Greenwood Island Facility, under an economic incentive program. However, in the event that the Company does not maintain a minimum employment level of 400 jobs at the Greenwood Island Facility for each year during the primary term of its 20-year lease, the Company could face statutory penalties under Mississippi law, which include the repayment of the remaining balance of the $6 million loan incurred by the county to finance such improvements.

DEPENDENCE ON KEY PERSONNEL

  The Company's operations are dependent on the continued efforts of its executive officers. Although each of the Company's executive officers has entered into an employment agreement with the Company, there can be no assurance that any individual will continue in such capacity for any particular period of time. The loss of key personnel, or the inability to hire and retain qualified employees, could have an adverse effect on the Company's business, financial condition and results of operations. The Company does not carry key-person life insurance on any of its employees.

CONTROL BY EXISTING MANAGEMENT AND STOCKHOLDERS

  The Company's executive officers and directors beneficially own 52.2% of the outstanding shares of Common Stock. In addition, J. L. Holloway, the Company's Chairman of the Board, Chief Executive Officer and President, beneficially owns 42.5% of the outstanding shares of Common Stock. Consequently, these persons, if they were to act together, would have the ability to exercise control over the Company's affairs, to elect the entire Board of Directors and to control the disposition of any matter submitted to a vote of stockholders.

ITEM 2. PROPERTY

  Pascagoula Facility. The Company's original shipyard is located on the Pascagoula River in Pascagoula, Mississippi. The shipyard occupies 32 acres and includes a 1,000 foot long concrete cap pile reinforced dock with 38 feet of water depth dockside. The shipyard is adjacent to the port's turning basin and has unobstructed access to the Gulf of Mexico. The shipyard includes approximately 13,000 square feet of office space, a 20,000 square foot building used for engineering and administrative personnel, a 4,500 square foot pipe shop, a 7,500 square foot structural shop and 24,000 square feet of fabrication platens. The Company leases the shipyard from the Jackson County Port Authority pursuant to a long-term lease which expires in May 2005 with two additional ten-year options for renewal. In December 1996, the Company entered into a two-year lease for 522.5 additional feet of dockspace and 160,000 additional square feet of covered fabrication areas adjacent to its current facility.

  Greenwood Island Facility. The Company also operates a new shipyard on 85 acres located approximately six miles from the Pascagoula Facility. The shipyard opened in January 1998 and all manufacturing components are expected to be fully operational by June of 1998. The new shipyard has approximately 35 feet of water depth dockside and unobstructed access to the Gulf of Mexico. The new shipyard features state-of-the-art design, including automated construction equipment, floating and dockside cranes, panel lines, launchways and 2,000 feet of reinforced bulkhead dockspace and an additional 1,950 feet of dockspace that could be developed in the future. The Company leases the Greenwood Island Facility from Jackson County, Mississippi pursuant to a long-term lease which expires in June 2017 with three additional extensions of ten years each. Upon completion, the new shipyard will contain an assembly area covering in excess of 300,000 square feet, an 85,000 square foot fabrication building and pipe shop, a 15,000 square foot machinery building, a 20,000 square foot office building and a 20,000 square foot warehouse. Other planned buildings will house a welding shop, leg shop, paint storage, bulk gas storage, air compressor facilities, a safety building and warehouse space. The office building is expected to be completed in the second half of 1998. In addition, the County of Jackson, Mississippi has begun dredging the ship channel and building roads and other infrastructure related to the Greenwood Island Facility, under an economic incentive program. However, in the event that the new shipyard does not maintain a minimum level of employment for each year during the primary term of the lease, the Company could face statutory penalties under Mississippi law.

 Marystown Facilities.

  The Company recently acquired two deepwater, ice-free shipyard and fabrication facilities located in Marystown, Newfoundland, Canada. The two shipyards are located six miles apart and cover an aggregate of 38.5 acres. The shipyards have approximately 9 and 15 meters of minimum dockside water depth, respectively, and unobstructed access to open water. The shipyards have approximately 230 and 330 meters of dockspace, respectively. The Company owns the Marystown Facilities in fee simple. The Company also assumed five water lot leases with the Canadian government which run through 2015 covering the water area next to each of the Marystown Facilities.

 French Properties.

  Through the BLM Companies, the Company operates two deck equipment fabrication facilities in Carquefou and Lanveoc, France. The facilities cover an aggregate of approximately 100,000 square meters, and the Company owns the French fabrication facilities in fee simple. The Company also leases office space in Carquefou.

 Other Properties.

  The Company leases office space in Jackson, Mississippi, New Orleans, Louisiana and Houston, Texas.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a party to various routine legal proceedings primarily involving commercial claims and workers' compensation claims. While the outcome of these claims and legal proceedings cannot be predicted with certainty, management believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on the Company's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders during the quarter ended December 31, 1997. However, on January 16, 1998, at a Special Meeting of Stockholders called by the Board of Directors, the stockholders of the Company approved and adopted an amendment to the Company's charter increasing the number of authorized shares of common stock, par value $.01 ("Common Stock"), of the Company from 25 million shares to 125 million shares.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The Executive Officers of the Company are elected annually to serve for the ensuing year or until their successors have been elected. The following table sets forth certain information with respect to the executive officers of the
Company:

           NAME             AGE*                    POSITION
           ----             ----                    --------
J. L. Holloway.............  53  Chairman, President and Chief Executive Officer
Carl M. Crawford...........  54  Executive Vice President
John F. Alford.............  38  Executive Vice President--Acquisitions
Richard L. Marler..........  55  Vice President and Chief Operating Officer
Marshall D. Lynch..........  43  Chief Financial Officer
James A. Lowe, III.........  40  General Counsel and Secretary
Ronald W. Schnoor..........  44  President, HAM Marine

--------
* As of March 10, 1998

  Set forth below are descriptions of the backgrounds of the executive officers and directors of the Company and their principal occupations for the past five years:

  J. L. Holloway has served as the Chairman of the Board, Chief Executive Officer and President of the Company since April 1997. In addition, Mr. Holloway has served as the Chairman of the Board, Chief Executive Officer and President of HAM Marine from its formation in 1982 until April 1997, and from April 1997 Mr. Holloway has been the Chairman of the Board of HAM Marine. Mr. Holloway also serves as a Director of Delta Health Group, a company that operates and manages health care facilities in the South and as President of State Street Properties, Inc., a commercial real estate development firm headquartered in Mississippi.

  Carl M. Crawford has served as Executive Vice President of the Company since May 1997. Mr. Crawford also serves as the Executive Vice President of HAM Marine, a position he has held for more than the last five years. Prior to joining HAM Marine in 1982, Mr. Crawford had been employed in management and marketing positions with a number of equipment and manufacturing companies.

  John F. Alford has served as Executive Vice President--Acquisitions of the Company since December 1997. He served as Senior Vice President and Chief Financial Officer of the Company from May 1997 to December 1997. Mr. Alford joined HAM Marine in 1996. Mr. Alford began his career in banking and previously served as a member of the Board of Directors and as Chief Operating Officer of Baton Rouge Bank and Trust Company, and a related financial firm, for more than the past five years.

  Richard L. Marler joined the Company as Vice President and Chief Operating Officer in July 1997. Prior to joining the Company, Mr. Marler was a Vice President of Ingalls Shipbuilding, Litton Industries, where he was employed for 23 years. At Ingalls Shipbuilding, Mr. Marler was involved in program management, business development, contracts management, estimating and related business activities.

  Marshall D. Lynch joined the Company as Chief Financial Officer in December 1997. Prior to joining the Company, Mr. Lynch was Vice President--Financial Operations for the Southern Region of American Medical Response, Inc. from June 1996 through December 1997. Previously Mr. Lynch was the Chief Financial Officer for Phillips Colleges, Inc., a national chain of proprietary colleges from December 1991 through May 1996.

  James A. Lowe, III has served as General Counsel and Secretary of the Company since May 1997. Mr. Lowe joined HAM Marine on January 1, 1997 as General Counsel. He has also served as Director of HAM Marine and Director and Secretary of Friede & Goldman since February 1997. Prior to joining HAM Marine, Mr. Lowe was an attorney with the firm of Watkins & Eager PLLC, a law firm in Jackson, Mississippi, for seven years, the last four of which he was a member of such firm.

  Ronald W. Schnoor has served as President of HAM Marine since April 1997 and a Director of the Company since May 1997. Previously, Mr. Schnoor served as the Vice President, Manager of Operations of HAM Marine since 1992. Mr. Schnoor joined HAM Marine in 1984 and previously served as both Senior Project Engineer and as a Project Manager.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Company's Common Stock is traded on the Nasdaq National Market. At March 10, 1998, there were 112 stockholders of record of the Common Stock. The Company estimates that an additional 8,956 stockholders held the Common Stock in street name as of such date. The Company's Common Stock was first listed for quotation on the Nasdaq National Market on July 22, 1997. The following table sets forth the high and low sales price per share of the Common Stock, as quoted on the Nasdaq National Market, for the periods indicated. On October 1, 1997, the Board of Directors of the Company declared a two-for-one stock split in the form of a stock dividend on each share of Common Stock.

                                                           SALES
                                                          PRICE(1)
                                                          --------        CASH
                            PERIOD                        HIGH LOW      DIVIDEND
                            ------                        ---- ---      --------
      July 22, 1997 through September 30, 1997...........  30  11 13/16   N/A
      Quarter ended December 31, 1997....................  46  26 5/16    N/A

--------
(1) Adjusted for two-for-one stock split, effective October 10, 1997.

  The Company does not anticipate paying cash dividends for the foreseeable future. The Company expects that it will retain all available earnings generated by the Company's operations for the development and growth of its business. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors and will depend on the Company's operating results, financial condition, capital requirements, general business condition and other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected historical financial data as of the dates and for the periods indicated. The historical financial data for each of the years ended December 31, 1994, 1995, 1996 and 1997 are derived from the audited financial statements of the Company and the Company's predecessor companies, F&G Ltd. and HAM Marine (collectively, the "Predecessors"). The historical financial data for the year ended December 31, 1993 are derived from unaudited financial statements of the Predecessors. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements of the Company and the related notes thereto.

                                          YEAR ENDED DECEMBER 31,
                                  --------------------------------------------
                                   1993     1994     1995     1996      1997
                                  -------  -------  -------  -------  --------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue.......................... $10,355  $23,891  $19,865  $21,759  $113,172
Cost of revenue..................   6,770   18,063   13,510   15,769    75,236
                                  -------  -------  -------  -------  --------
  Gross profit...................   3,585    5,828    6,355    5,990    37,936
Selling, general and
 administrative expenses.........   1,699    2,203    3,862    6,673    12,097
                                  -------  -------  -------  -------  --------
  Operating income (loss)........   1,886    3,625    2,494     (684)   25,839
Net interest income (expense)....    (135)    (346)    (197)    (448)      673
Gain on asset sales..............      11      808    1,869      349     3,922
Litigation settlement............      --       --      750    3,467       611
Other............................      55       23        6      104       165
                                  -------  -------  -------  -------  --------
  Income before provision for
   income taxes..................   1,817    4,110    4,921    2,788    31,210
  Provision for income taxes.....      --       --       --       --     7,941
                                  -------  -------  -------  -------  --------
Net income....................... $ 1,817  $ 4,110  $ 4,921  $ 2,788  $ 23,269
                                  =======  =======  =======  =======  ========
UNAUDITED PRO FORMA DATA:
Net income as reported above..... $ 1,817  $ 4,110  $ 4,921  $ 2,788  $ 23,269
Pro forma provision for income
 taxes(1)........................    (672)  (1,521)  (1,821)  (1,032)   (3,980)
                                  -------  -------  -------  -------  --------
  Pro forma net income........... $ 1,145  $ 2,589  $ 3,100  $ 1,756  $ 19,289
                                  =======  =======  =======  =======  ========
EARNINGS PER COMMON SHARE:
Basic............................ $  0.10  $  0.22  $  0.27  $  0.15  $   1.10
Diluted.......................... $  0.10  $  0.22  $  0.27  $  0.15  $   1.09
PRO FORMA EARNINGS PER COMMON
 SHARE:
Basic............................ $  0.06  $  0.14  $  0.17  $  0.10  $   0.92
Diluted.......................... $  0.06  $  0.14  $  0.17  $  0.10  $   0.91
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING:
Basic............................  18,400   18,400   18,400   18,400    21,065
Diluted..........................  18,400   18,400   18,400   18,400    21,297
STATEMENT OF CASH FLOWS DATA:
Cash provided by operating
 activities...................... $ 3,062  $ 3,094  $   269  $ 4,875  $ 52,122
Cash provided by (used in)
 investing activities............  (1,143)     410   (2,410)  (3,866)  (26,541)
Cash provided by (used in)
 financing.......................  (1,704)  (3,123)   2,581     (706)   29,947
OTHER FINANCIAL DATA:
Depreciation and amortization.... $   339  $   347  $   425  $   696  $  1,609
Capital expenditures.............   1,167    1,150    2,670    2,357    26,595
EBITDA(2)........................   2,225    4,054    2,919    1,092    28,464
BALANCE SHEET DATA:
Working capital.................. $    88  $ 2,370  $ 2,714  $ 1,104  $ 45,522
Net property, plant and equip-
 ment............................   2,952    3,582    4,079    5,546    11,817
Total assets.....................   7,069    8,584   14,980   27,582   142,555
Long-term debt...................   3,252    3,217    3,270    2,853    25,767
Stockholders' equity.............   1,980    2,681    5,255    6,219    63,805

--------
(1) The pro forma provision for income taxes gives pro forma effect to the application of federal and state income taxes to the Company as if it had been a C Corporation for tax purposes for all periods presented. Prior to June 1997, the Company and the Predecessors operated as S Corporations for federal and state income tax purposes. In June 1997, the stockholders of the Company and the Predecessors made elections terminating the S Corporation status of the Company and the Predecessors. As a result, the Company became subject to corporate level income taxation following the termination of such elections.
(2) EBITDA represents operating income plus depreciation, amortization and non-cash compensation expense related to the issuance of stock and stock options to employees. EBITDA is not a measure of cash flow, operating results or liquidity as determined by generally accepted accounting principles. The Company has included information concerning EBITDA as supplemental disclosure because management believes that EBITDA is commonly accepted as providing useful information regarding a company's historical ability to incur and service debt. Management of the Company believes that factors which should be considered by investors in evaluating EBITDA include, but are not limited to, trends in EBITDA as compared to cash flow from operations, debt service requirements, and capital expenditures. Management of the Company believes that the trends depicted by the Company's historical EBITDA reflect historical fluctuations in the Company's business and the recent increase in the level of the Company's activities. EBITDA as defined and measured by the Company may not be comparable to similarly titled measures of other companies. Further EBITDA should not be considered in isolation or as an alternative to, or more meaningful than, net income or cash flow provided by operations as determined in accordance with generally accepted accounting principles as an indicator of the Company's profitability or liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

  The Company's results of operations are affected primarily by conditions affecting offshore drilling contractors, including the level of offshore drilling activity by oil and gas companies. The level of offshore drilling activity is affected by a number of factors, including prevailing and expected oil and natural gas prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions and the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore, exploration, development and production activities. Despite recent declines in oil prices, oil and gas price levels have generally improved over the past five years resulting in increased drilling activity in the Gulf of Mexico. This increase in drilling activity is also attributable to a number of recent industry trends, including three-dimensional seismic mapping, directional drilling and other advances in technology that have increased drilling success rates and efficiency and have led to the discoveries of oil and gas in subsalt geological formations (which generally are located in depths of 300 to 800 feet of water) and deepwater areas of the Gulf of Mexico. In the deepwater areas where larger and more technically advanced drilling rigs are needed, increased drilling activity has increased demand for retrofitting offshore drilling rigs and improved pricing levels for such services. In addition, increased drilling activity in and around more mature fields in shallower waters has contributed to the increase in demand for conversion, retrofit and repair services for jackups and other offshore drilling rigs.

  The acquisition of the Marystown Facilities and the BLM Companies in early 1998 together with the anticipated completion of the Greenwood Island Facility later in 1998 and the related increase in workforce will cause a significant increase in the Company's costs due to increased labor, lease rental and depreciation and amortization expenses. Selling, general and administrative expense and interest expense are also expected to increase as a result of these business growth activities. Management expects the increase in such costs will directly correlate to anticipated increases in revenue from increased construction, conversion, retrofit and repair activity. If such activity does not increase to the extent management anticipates, the Company's gross profits, operating income and net income could be adversely impacted by such increased costs.

  At December 31, 1997, the Company had paid approximately $3.7 million consisting primarily of advance payments for the manufacture of certain jackup rig components in anticipation of the Company's being awarded a contract to build one or more new jackup rigs. Of the $3.7 million of advance payments, approximately $2.0 million is to a French holding company that was acquired by the Company subsequent to December 31, 1997. The remaining advance payments are to an unrelated French company to which the Company has total commitments of approximately $11.0 million related to the jackup rig components. As of February 11, 1998, the Company has not been awarded a contract for the construction of a new jackup rig, however, management of the Company believes that the Company will be awarded contracts that will utilize the components.

  As noted above, the Company has experienced rapid growth during 1997. Contract revenues increased from $21.8 million in 1996 to $113.2 million in 1997; construction was begun on the Greenwood Island Facility; the United States Maritime Administration ("MARAD") financing arrangement was consummated; an initial public offering of common stock was completed and the Company's backlog increased significantly. Also, unlike prior operations, the Company has incurred costs related to construction or fabrication of rig components for which no specific customer has committed. In addition, in early 1998, the Company completed the acquisition of the Marystown Facilities and the BLM Companies. These changes in and significant expansion of the Company's operation, expose the Company to additional business and operating risks and uncertainties.

  For the last several years, substantially all of the Company's Pascagoula work force was leased to the Company by employee leasing companies serving the Company exclusively. All employee leasing arrangements were terminated as of May 18, 1997, and the Company now directly employs its employees at levels of wages and benefits substantially equivalent to those formerly provided by the employee leasing companies. Management of the Company believes that the costs of directly employing its laborers will be essentially the same as the historic cost of the employee leasing arrangement most recently terminated. In connection with the termination of employee leasing arrangements, the Company restructured its workmen's compensation insurance arrangements and utilizes a different carrier from that used by the employee leasing companies. Management of the Company believes that the change in workmen's compensation insurance arrangements and carriers has not resulted in costs which are significantly different than those which would have been incurred under the previous arrangements.

  The Company's operations are subject to variations from quarter to quarter and year to year resulting from fluctuations in demand for the Company's services and, due to the large amounts of revenue that are typically derived from a small quantity of projects, the timing of the receipt of awards for new projects. In addition, the Company schedules projects based on the timing of available capacity to perform the services requested and, to the extent that there are delays in the arrival of a drilling rig or production unit into the shipyard, the Company generally is not able to utilize the excess capacity created by such delays. Although the Company may be able to offset the effect of such delays through adjustments to the size of its skilled labor force on a temporary basis, such delays may adversely affect the Company's results of operations in any period in which such delays occur.

  The Company's revenue on contracts is earned on the percentage-of-completion method which is generally based upon the percentage that incurred costs to date bear to total estimated costs. Accordingly, contract price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the accounting period in which the facts that require such adjustments become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are identified. Other changes, including those arising from contract penalty provisions and final contract settlements, are recognized in the period in which the revisions are identified. To the extent that these adjustments result in a reduction or elimination of previously reported profits, the Company would report such a change by recognizing a charge against current earnings, which might be significant depending on the size of the project or the adjustment. Cost of revenue includes costs associated with the fabrication process and can be further broken down between direct costs (such as direct labor hours and raw materials) allocated to specific projects and indirect costs (such as supervisory labor, utilities, welding supplies and equipment costs) that are associated with production but are not directly related to a specific project.

  Prior to June 15, 1997, the Predecessors had operated as S Corporations for federal and state income tax purposes. As a result, the Predecessors paid no federal or state income tax, and their earnings were subject to tax directly at the stockholder level. On June 15, 1997, the stockholders of the Company and the Predecessors terminated the S Corporation status of such entities. As a result, the Company and each of the Predecessors became subject to corporate level income taxation following such termination, and the Company recorded a net deferred income tax liability through a charge to earnings of approximately $0.8 million in the second quarter of 1997 attributable primarily to the difference in financial reporting and tax reporting methods of accounting for depreciation and sales-type leases.

  In the past the Predecessors made distributions to their stockholders in order to provide a cash return to them and to fund their federal and state income tax liability that resulted from the S Corporation status of the Predecessors. In accordance with this practice, one of the Predecessors made distributions prior to the completion of the Offering. Such amount was based on the estimated federal and state income taxes payable by the stockholders of the Predecessors on the aggregate undistributed earnings of the Predecessors through the date of their election to terminate the S Corporation status of the Predecessors. In addition, in March 1997, one of the Predecessors made a distribution to its stockholders of certain nonoperating assets that had a fair market value of approximately $1.6 million in the aggregate. One of the Predecessors also distributed to its stockholders (i) cash of approximately $0.7 million received by such Predecessor in June 1997 in settlement of claims for unpaid amounts related to a project completed prior to 1997 and (ii) marketable securities having a fair value of approximately $6.4 million. In connection with the distribution of marketable securities, such stockholders assumed the related margin account indebtedness of approximately $2.7 million.

RESULTS OF OPERATIONS

 Comparison of the Years Ended December 31, 1997 and 1996

  During the year ended December 31, 1997, the Company generated revenue of $113.2 million, an increase of 420%, compared to the $21.8 million generated in 1996. This increase was caused primarily by an increase in demand for conversion and retrofit services and a general increase in the size of the conversion and modification projects in 1997 as compared to 1996.

  Cost of revenue was $75.2 million in 1997 compared to $15.8 million in 1996, resulting in an increase in gross profit from $6.0 million in 1996 to $37.9 million in 1997. The increase in gross profit as a percentage of revenue is primarily due to the type of work being completed in 1997 compared to 1996. During 1997, a greater portion of the projects performed consisted of conversion and retrofit projects, compared to primarily repair and inspection projects completed in 1996. Conversion and retrofit projects generally provide higher profit margins than repair and inspection projects. In addition, during 1997, F&G Ltd. completed a major design project for a customer that resulted in higher gross profits than those earned in 1996.

  Selling, general and administrative expense ("SG&A expense") were $12.1 million in 1997 compared to $6.7 million in 1996. The increase in SG&A expenses reflects an increase in administrative workforce and facilities due to overall growth of the Company's business and costs associated with being a publicly held corporation.

  Operating income increased by $26.5 million from 1996 to 1997 primarily as a result of increased revenue and enhanced profit margins discussed in the preceding paragraphs.

  Net interest income (interest income less interest expense) was $0.7 million in 1997 compared to net interest expense of $0.4 million in 1996. This change reflects the favorable cash flows of the Company which have provided capital sufficient to sustain current operations, reducing the need to draw on its credit facilities. Cash flow was further enhanced by the Company's initial public offering which provided $46.7 million in cash to the Company.

  During 1997, the Company realized gains of approximately $3.6 million as a result of the distribution of certain appreciated assets not used in the business to the stockholder of one of the Predecessors. Also, gains of approximately $0.3 million resulted from the sale of real estate held for investment. The gain on the asset sales in the year ended December 31, 1996 related primarily to the sale of marketable securities.

  During 1996, the Company received approximately $3.5 million in proceeds from the settlement of a lawsuit filed in 1992 related to a contract. Settlement proceeds of approximately $0.6 million were received in 1997 related to another contract.

  The provision for income taxes for 1997 represents income tax expense for the period subsequent to the termination of the Predecessors' status as S Corporations, plus a one time charge of approximately $0.8 million attributable to the initial recording of a net deferred tax liability. The pro forma provision for income taxes is the result of the application of a combined federal and state tax rate of 37% to estimated taxable income for the period prior to termination of S Corporation status.

 Comparison of the Years Ended December 31, 1996 and 1995

  During the year ended December 31, 1996, the Company generated revenue of $21.8 million, an increase of 9.5%, compared to the $19.9 million generated in 1995. This increase was caused primarily by an increase in overall demand for conversion and retrofit.

  Cost of revenue was $15.8 million in 1996 compared to $13.5 million in 1995, resulting in a decline in gross profit from $6.4 million in 1995 to $6.0 million in 1996. This decline is primarily the result of the change in nature of the contracts performed in each year. In 1995, a much larger portion of contract revenue was derived from contracts performed under a pooled resources arrangement between the Company and PMB Engineering, Inc. ("PMB"), a subsidiary of Bechtel Corporation. Under this arrangement, the Company's cost of revenue consisted primarily of direct and indirect labor related charges. Gross profit, as a percentage of revenue, under such arrangements was generally higher than under contracts performed solely by the Company. For contracts performed solely by the Company, cost of contract revenue includes charges related to materials purchased on which the gross profit percentage realized by the Company is generally lower, resulting in a lower overall gross profit percentage.

  SG&A expenses were $6.7 million in 1996 compared to $3.9 million in 1995. SG&A expenses for 1996 and 1995 include bonuses of approximately $2.1 million and $1.2 million, respectively, paid to certain employees who are also stockholders (the "Stockholder Employees"). Cash compensation paid to the Stockholder Employees during the year ended December 31, 1996 exceeded the amount of compensation levels set forth in the employment contracts entered into between the Company and the Stockholder Employees in May 1997 by approximately $1.9 million. SG&A expenses for 1996 also include $1.1 million of compensation expense related to the issuance of stock to an employee of one of the Predecessors. Excluding such bonuses from both years and the compensation expense related to the issuance of stock, SG&A expenses increased by approximately $0.8 million. Such increase is primarily the result of costs incurred by the Company related to increased business development activities, including the pursuit of alternatives to increase the Company's shipyard capacity, the opening of a Houston sales office and an increase in charitable contributions resulting from a one-time contribution of real property to a college.

  Operating income declined by $3.2 million as a result of a slightly lower gross profit margin combined with higher SG&A expenses. Excluding the effect of the increase in bonuses and the issuance of stock discussed above, operating income declined approximately $1.2 million, reflecting the change in gross profit margin and the increase in SG&A expenses.

  Net interest expense increased to $0.4 million in 1996 from $0.2 million in 1995. Interest expense increased by $0.2 million as a result of increased borrowings to finance capital expenditures and approximately $2.1 million in increased brokerage margin account borrowings. Interest income remained constant at approximately $0.4 million, representing primarily interest on certificates of deposit pledged against borrowings and interest earned on a sales-type lease.

  The gain on the sale of assets in 1996 relates to the disposition of certain nonoperating assets, primarily land, and, to a lesser degree, the sale of certain marketable securities. The 1995 gain on sale of assets relates to the sale, under a sales-type lease, of certain land, buildings and a dock facility formerly operated by the Company.

  During 1996, the Company received approximately $3.5 million in proceeds from the settlement of a lawsuit filed in 1992 related to a contract. In 1995, the Company received $0.8 million in settlement proceeds related to a claim against a general contractor for which the Company had served as contractor.

  The pro forma provision for income taxes is the result of the application of a combined federal and state tax rate of 37% to income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

  Historically, the Company has financed its business activities through funds generated from operations, a credit facility secured by accounts receivable, and long-term borrowings secured by assets purchased with proceeds from such borrowings. Net cash provided by operations was $0.3 million, $4.9 million and $52.1 million for 1995, 1996 and 1997, respectively. Net borrowings (repayments) from all credit arrangements, excluding the MARAD arrangement discussed below, were $4.8 million, $4.1 million and ($8.7) million for 1995, 1996 and 1997, respectively. The Company retired substantially all of its outstanding debt subsequent to receipt of the proceeds of its initial public offering.

  During 1997, the Company incurred approximately $26.6 million in capital expenditures primarily related to the overall expansion of the Company's business activities. Approximately $19.2 million was expended related to facilities and related equipment for the new Greenwood Island Facility, $5.1 million related to expansion of existing shipyard facilities and equipment and $2.3 million related to expanded administrative facilities. These capital expenditures were funded from operating cash flow and proceeds from the initial public offering. A portion of the costs incurred related to the Greenwood Island Facility are expected to be funded from proceeds from the MARAD arrangement discussed below.

  In March 1997, HAM Marine entered into a new credit facility (the "Credit Facility") which provided for borrowings of up to $10.0 million, subject to a borrowing base limitation equal to 80% of eligible receivables. The Credit Facility is secured by contract-related receivables. In connection with obtaining the Credit Facility, HAM Marine repaid all outstanding indebtedness under the provisions of the existing credit facility and such facility was terminated. In November 1997, the borrowing capacity under the Credit Facility was increased to $20.0 million. At December 31, 1997, there was no outstanding balance under the Credit Facility and the borrowing base amount was $20.0 million. Borrowings under the Credit Facility bear interest equal to the lender's prime lending rate plus 1/2% per annum. At December 31, 1997, the interest rate under the Credit Facility was 8.47% per annum. The Credit Facility contains a number of restrictions, including a provision which would prohibit the payment of dividends by HAM Marine to the Company in the event that HAM Marine defaults under the terms of the facility. In addition, the Company must maintain certain minimum net worth and working capital levels and ratios and debt to equity ratios. The Company was not in compliance with one of the working capital ratio provisions of the Credit Facility debt agreement; however, the Bank waived the compliance requirement for this working capital ratio.

  As an additional source of borrowing capacity, MARAD has provided its guarantee for $24.8 million of bonds issued by the Company. The proceeds from the sale of MARAD guaranteed bonds must be used only for capital expenditures relating to the costs of constructing and equipping the Company's new Greenwood Island Facility. In November 1997, $24.8 million of proceeds from the MARAD arrangement were placed in escrow for use by the Company upon completion of documentation that qualifying expenditures had been made. As of December 31, 1997, the Company had incurred expenditures of approximately $14.4 million which are eligible for reimbursement from the escrowed funds.

  In July 1997, the Company completed an initial public offering (the "Offering") of 6,005,042 shares of its common stock for net proceeds of approximately $46.7 million. As of September 30, 1997 the Company had utilized approximately $14 million of such net proceeds. The Company used approximately $25 million of such net proceeds to acquire the BLM Companies. The Company used the remaining $7.7 million in January of 1998 to purchase its floating drydock and for general corporate purposes. The Company would expect to fund the remaining portion of its anticipated capital requirements from cash flow from operations, the MARAD financing, borrowings available under the Credit Facility or additional borrowings. Pending the Company's use of the net proceeds of the Offering, the Company repaid borrowings under its existing revolving credit facility and invested the remaining net proceeds from the Offering in short-term, investment-grade, interest-bearing instruments.

  Management believes that the cash generated by operating activities, and funds available under the Credit Facility and the MARAD financing will be sufficient to fund the construction of the new shipyard, its other capital expenditure requirements, and its working capital needs at current levels of activity; however, additional debt financing or equity financing may be required in the future if the Company increases its conversion, retrofit and repair business or obtains orders to construct new drilling rigs or production units. Although the Company believes that, under such circumstances, it would be able to obtain additional financing, there can be no assurance that any additional debt or equity financing will be available to the Company for these purposes or, if available, will be available on terms satisfactory to the Company.

YEAR 2000 COMPLIANCE

  In connection with the rapid expansion of the Company's business activities, the Company is reassessing the computer and information system needs of the overall organization. Along with this reassessment, the Company is also reviewing its computer-based systems and applications to ensure that its computer and information systems will function properly at Year 2000. At this time, management of the Company believes that the specific costs of achieving Year 2000 compliance for its current systems will not have a material effect on the Company's consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which adopts a revised methodology for computing earnings per share for publicly owned companies. The Company adopted the new methodology in the fourth quarter of 1997. The adoption of SFAS No. 128 did not change the Company's previously reported historical earnings per share.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 will require the company to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," which is effective for periods beginning after December 15, 1997. SFAS No. 131 will require the Company to report financial and descriptive information about its operating segments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item 8 is contained in a separate section of this report. See "Index to Consolidated Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  In March 1997, the Company's Board of Directors engaged Arthur Andersen LLP, independent public accountants (i) to audit the balance sheet of the Company as of April 21, 1997, and the financial statements of the Predecessors as of December 31, 1995 and 1996 and for each of the three years ended December 31, 1996 and (ii) to serve as the Company's auditors going forward. Breazeale, Saunders & O'Neil, Ltd. of Jackson, Mississippi had previously served as independent public accountants for HAM Marine, the Company's principal predecessor. There were no disagreements with Breazeale, Saunders & O'Neil, Ltd. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure at the time of the engagement of Arthur Andersen LLP or with respect to the financial statements of HAM Marine as of and for the year ended December 31, 1996. Prior to retaining Arthur Andersen LLP, the Company had not consulted with Arthur Andersen LLP regarding accounting principles.

                                   PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item 10 is incorporated by reference to the Company's definitive Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year covered by this report. See also "Executive Officers of the Registrant" included in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item 11 is incorporated by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item 12 is incorporated by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item 13 is incorporated by reference to the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

  The Consolidated Financial Statements listed by the Registrant on the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report. (See page F-1).

  (a)(2) Financial Statement Schedules

  The required information is included in the Consolidated Financial Statements or Notes thereto.

  (a)(3) Exhibits

 EXHIBIT
 -------
   *3.1  --Amended and Restated Certificate of Incorporation. (Incorporated by
          reference to Exhibit 3.1 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-27599) declared effective on July 18,
          1997).
    3.2  --Certificate of Amendment to Certificate of Incorporation.
   *3.3  --Bylaws. (Incorporated by reference to Exhibit 3.2 to the Company's
          Registration Statement on Form S-1 (Registration No. 333-27599)
          declared effective on July 18, 1997).
   *4.1  --Specimen Common Stock Certificate. (Incorporated by reference to
          Exhibit 4.1 to the Company's Registration Statement on Form S-1
          (Registration No. 333-27599) declared effective on July 18, 1997).
   *4.2  --Form of Registration Rights Agreement among Friede Goldman
          International Inc., J. L. Holloway, Carl M. Crawford, Ronald W.
          Schnoor, James A. Lowe, III and John F. Alford. (Incorporated by
          reference to Exhibit 4.2 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-27599) declared effective on July 18,
          1997).
   *4.3  --Form of Amendment No. 1 to Registration Rights Agreement among
          Friede Goldman International Inc., J. L. Holloway, Carl M. Crawford,
          Ronald W. Schnoor, James A. Lowe, III, John F. Alford, Holloway
          Partners, L.P., Carl Crawford Children's Trust and Bodin Children's
          Trust. (Incorporated by reference to Exhibit 4.3 to the Company's
          Registration Statement on Form S-1 (Registration No. 333-27599)
          declared effective on July 18, 1997).
  *10.1  --Form of Officer and Director Indemnification Agreement.
          (Incorporated by reference to Exhibit 10.1 to the Company's
          Registration Statement on Form S-1 (Registration No. 333-27599)
          declared effective on July 18, 1997).
  *10.2  --Form of Employment Agreement between Friede Goldman International
          Inc. and J. L. Holloway. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No.
          333-27599) declared effective on July 18, 1997).
  *10.3  --Form of Amendment No. 1 to Employment Agreement between Friede
          Goldman International Inc. and J. L. Holloway. (Incorporated by
          reference to Exhibit 10.3 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-27599) declared effective on July 18,
          1997).
  *10.4  --Form of Employment Agreement between HAM Martine, Inc. and each of
          Carl M. Crawford and Ronald W. Schnoor. (Incorporated by reference to
          Exhibit 10.4 to the Company's Registration Statement on Form S-1
          (Registration No. 333-27599) declared effective on July 18, 1997).
  *10.5  --Form of Amendment No. 1 to Employment Agreement between HAM Martine,
          Inc. and each of Carl M. Crawford and Ronald W. Schnoor.
          (Incorporated by reference to Exhibit 10.5 to the Company's
          Registration Statement on Form S-1 (Registration No. 333-27599)
          declared effective on July 18, 1997).
  *10.6  --Form of Employment Agreement between Friede Goldman International
          Inc. and John F. Alford. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No.
          333-27599) declared effective on July 18, 1997).

 *10.7  --Form of Amendment No. 1 to Employment Agreement between Friede
         Goldman International Inc. and John F. Alford. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-27599) declared effective on July 18,
         1997).
 *10.8  --Form of Employment Agreement between HAM Martine, Inc. and James A.
         Lowe, III. (Incorporated by reference to Exhibit 10.8 to the Company's
         Registration Statement on Form S-1 (Registration No. 333-27599) declared effective on July 18, 1997).
 *10.9  --Form of Amendment No. 1 to Employment Agreement between HAM Martine,
         Inc. and James A. Lowe, III. (Incorporated by reference to Exhibit
         10.9 to the Company's Registration Statement on Form S-1 (Registration
         No. 333-27599) declared effective on July 18, 1997).
 *10.10 --Form of Employment Agreement between Friede Goldman International
         Inc. and Richard L. Marler. (Incorporated by reference to Exhibit
         10.10 to the Company's Registration Statement on Form S-1
         (Registration No. 333-27599) declared effective on July 18, 1997).
  10.11 --Employment Agreement of Marshall D. Lynch.
  10.12 --Amended and Restated 1997 Equity Incentive Plan.
 *10.13 --Revolving Credit Agreement, dated as of March 20, 1997, by and among
         HAM Martine, Inc., as borrower, Friede & Goldman, Ltd., J. L. Holloway and Carl Crawford, as guarantors, and Bank One, Louisiana, National
         Association, as the Bank. (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration No.
         333-27599) declared effective on July 18, 1997).
 *10.14 --Amended Lease Agreement, dated June 22, 1995, by and among the
         Jackson County Port Authority, the Board of Supervisors of Jackson
         County, Mississippi and HAM Martine, Inc. (Pascagoula shipyard).
         (Incorporated by reference to Exhibit 10.14 to the Company's
         Registration Statement on Form S-1 (Registration No. 333-27599) declared effective on July 18, 1997).
 *10.15 --Lease Contract, dated December 12, 1996, by and among the Jackson
         County Port Authority, the Board of Supervisors of Jackson County,
         Mississippi and HAM Martine, Inc. (Incorporated by reference to
         Exhibit 10.15 to the Company's Registration Statement on Form S-1
         (Registration No. 333-27599) declared effective on July 18, 1997).
 *10.16 --Memorandum of Understanding, dated December 30, 1996, by and among the Board of Supervisors of Jackson County, Mississippi and HAM
         Martine, Inc. (New shipyard). (Incorporated by reference to Exhibit
         10.16 to the Company's Registration Statement on Form S-1
         (Registration No. 333-27599) declared effective on July 18, 1997).
 *10.17 --Form of Amended and Restated Stock Exchange Agreement by and among
         Friede Goldman International Inc., HAM Martine, Inc., Friede & Goldman
         Ltd., J. L. Holloway, Carl M. Crawford, Ronald W. Schnoor, James A.
         Lowe, III, John F. Alford, Holloway Partners, L.P., Carl Crawford
         Children's Trust and Bodin Children's Trust. (Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Registration No. 333-27599) declared effective on July 18,
         1997).
 *10.18 --Business Purchase Agreement, dated November 22, 1996, by and among J.
         L. Holloway Holdings, Inc., Friede & Goldman, Ltd. and Jerome L.
         Goldman. (Incorporated by reference to Exhibit 10.19 to the Company's
         Registration Statement on Form S-1 (Registration No. 333-27599) declared effective on July 18, 1997).
 *10.19 --Amendment to Business Purchase Agreement, dated December 3, 1996, by and among Friede & Goldman, Ltd. (f/k/a J. L. Holloway Holdings,
         Inc.), J. L. Goldman Associates, Inc. (f/k/a Friede & Goldman, Ltd.)
         and Jerome L. Goldman. (Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No.
         333-27599) declared effective on July 18, 1997).
 *10.20 --Second Amendment to Business Purchase Agreement, dated May 19, 1997, by and among Friede & Goldman, Ltd., J. L. Goldman Associates, Inc.
         and Jerome L. Goldman. (Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration No.
         333-27599) declared effective on July 18, 1997).

 *10.21 --Third Amendment to Business Purchase Agreement, dated June 13, 1997, by and among Friede & Goldman, Ltd., J. L. Goldman Associates, Inc.
         and Jerome L. Goldman. (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No.
         333-27599) declared effective on July 18, 1997).
 *10.22 --Form of Aircraft Dry Lease, dated as of July 1, 1997, by and between
         Equipment Management Systems, LLC and HAM Martine, Inc. (Incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 (Registration No. 333-27599) declared effective on July
         18, 1997).
 *10.23 --Stock Purchase Agreement, dated January 1, 1998, by and among
         Marystown Shipyard Limited, Newfoundland Ocean Enterprises Ltd.,
         Friede Goldman Canada Inc., Friede Goldman International Inc. and
         Friede Goldman Marystown Ltd. (Incorporated by reference to Exhibit
         99.2 to the Company's Current Report on Form 8-K, dated January 1,
         1998).
 *10.24 --Sale and Purchase Agreement, dated February 5, 1998, by and among
         Friede Goldman France S.A.S., Mr. Jean-Francois Queru, Mr. Arnaud
         Queru, Ms. Helene Queru, Mrs. Regine Queru, Mr. Jean-Michel
         Gandreuil, Mrs. Dominique Gandreuil and MGLV. (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-
         K, dated February 5, 1998).
 *10.25 --Amendment No. 1 to Sale and Purchase Agreement, dated February 5,
         1998, by and among Friede Goldman France S.A.S., Friede Goldman
         International Inc., Mr. Jean-Francois Queru, Mr. Arnaud Queru, Ms.
         Helene Queru, Mrs. Regine Queru, Mr. Jean-Michel Gandreuil, Mrs.
         Dominique Gandreuil and MGLV. (Incorporated by reference to Exhibit
         99.3 to the Company's Current Report on Form 8-K, dated February 5,
         1998).
  21.1  --Subsidiaries of Friede Goldman International Inc.
  27.1  --Financial Data Schedule.

--------
* Previously filed.

  (b) Reports on Form 8-K

  During the quarter ended December 31, 1997, the Company did not file any Current Reports on Form 8-K. However, the Company filed a Current Report of Form 8-K, dated as of January 1, 1998, and an amendment to such report on Form 8-K/A on March 17, 1998. Additionally, the Company filed a Current Report on Form 8-K, dated as of February 5, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.

                                          FRIEDE GOLDMAN INTERNATIONAL INC.

                                                   /s/ J. L. Holloway
                                          _____________________________________
                                          J. L. Holloway
                                          Chairman, President and Chief
                                          Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1998.


              SIGNATURE                      TITLE

    /s/   J. L. Holloway             Chairman of the Board,
-----------------------------------   President and Chief
          J. L. Holloway              Executive Officer
                                      (Principal Executive
                                      Officer)

    /s/  Marshall D. Lynch           Chief Financial Officer
-----------------------------------   (Principal Financial
         Marshall D. Lynch            Officer and Principal
                                      Accounting Officer)

    /s/    Alan A. Baker             Director
-----------------------------------
           Alan A. Baker

    /s/   T. Jay Collins             Director
-----------------------------------
          T. Jay Collins

    /s/   John G. Corlew             Director
-----------------------------------
          John G. Corlew

    /s/  Jerome L. Goldman           Director
-----------------------------------
         Jerome L. Goldman

    /s/Raymond E. Mabus, Jr.         Director
-----------------------------------
       Raymond E Mabus, Jr.

    /s/   Howell W. Todd             Director
-----------------------------------
          Howell W. Todd

                       FRIEDE GOLDMAN INTERNATIONAL INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Consolidated Financial Statements of Friede Goldman International Inc. and
 Subsidiaries:
Report of Independent Public Accountants..................................  F-2
Consolidated Balance Sheets as of December 31, 1996 and 1997..............  F-3
Consolidated Statements of Operations for the years ended December 31,
 1995, 1996 and 1997......................................................  F-4
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1995, 1996 and 1997.........................................  F-5
Consolidated Statements of Cash Flows for the years ended December 31,
 1995, 1996 and 1997......................................................  F-6
Notes to Consolidated Financial Statements................................  F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Friede Goldman International Inc.:

  We have audited the accompanying consolidated balance sheets of Friede Goldman International Inc., a Delaware corporation (the "Company") and its subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Friede Goldman International Inc. and its subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Jackson, Mississippi,
February 11, 1998.

               FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS (NOTE 1)

                                                             DECEMBER 31,
                                                       ------------------------
                        ASSETS                            1996         1997
                        ------                         ----------- ------------
Current assets:
  Cash and cash equivalents........................... $ 1,509,876 $ 57,038,036
  Restricted certificates of deposit..................   4,651,964           --
  Marketable securities, at fair market value.........   6,618,766           --
  Accounts receivable:
    Trade.............................................   4,318,999   20,564,525
    Other.............................................     550,577        3,669
  Inventory and stockpiled materials..................     577,904    5,216,651
  Costs and estimated earnings in excess of billings
   on uncompleted contracts...........................     284,052           --
  Restricted escrowed funds...........................          --   14,383,929
  Prepaid expenses and other current assets...........   1,102,192      607,448
                                                       ----------- ------------
    Total current assets..............................  19,614,330   97,814,258
Property, plant and equipment, net of accumulated de-
 preciation...........................................   5,546,399   11,816,664
Construction in progress..............................          --   17,934,877
Restricted escrowed funds.............................          --   10,433,071
Intangibles and other assets..........................   2,421,326    4,556,542
                                                       ----------- ------------
    Total assets...................................... $27,582,055 $142,555,412
                                                       =========== ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Short-term debt, including current portion of long-
   term debt.......................................... $10,235,349 $    493,829
  Advance from stockholder............................   1,400,000           --
  Accounts payable, trade.............................   3,075,216   11,507,108
  Accrued expenses....................................     537,786    3,803,587
  Billings in excess of costs and estimated earnings
   on uncompleted contracts...........................   3,262,168   36,487,735
                                                       ----------- ------------
    Total current liabilities.........................  18,510,519   52,292,259
Long-term debt, less current maturities...............   2,852,649   25,766,929
Deferred income tax liability.........................          --      691,000
                                                       ----------- ------------
    Total liabilities.................................  21,363,168   78,750,188
                                                       ----------- ------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares
   authorized, none outstanding.......................          --           --
  Common stock, $0.01 par value; 25,000,000 shares
   authorized, 18,400,000 shares and 24,405,042 issued
   and outstanding at December 31, 1996 and 1997......     184,000      244,050
  Additional paid-in capital..........................   1,877,567   49,501,707
  Retained earnings...................................   2,548,649   14,059,467
  Unrealized gain on marketable securities............   1,608,671           --
                                                       ----------- ------------
    Total stockholders' equity........................   6,218,887   63,805,224
                                                       ----------- ------------
    Total liabilities and stockholders' equity........ $27,582,055 $142,555,412
                                                       =========== ============

   The accompanying notes are an integral part of these financial statements.

               FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)

                                          FOR THE YEARS ENDED DECEMBER 31,
                                        --------------------------------------
                                           1995         1996          1997
                                        -----------  -----------  ------------
Revenue................................ $19,864,895  $21,758,715  $113,171,533
Cost of revenue........................  13,509,781   15,768,980    75,235,691
                                        -----------  -----------  ------------
  Gross profit.........................   6,355,114    5,989,735    37,935,842
Selling, general and administrative
 expenses..............................   3,861,564    6,673,371    12,096,614
                                        -----------  -----------  ------------
  Operating income (loss)..............   2,493,550     (683,636)   25,839,228
                                        -----------  -----------  ------------
Other income (expense):
  Interest expense.....................    (650,171)    (891,458)     (563,601)
  Interest income......................     452,882      443,317     1,236,152
  Gain on sale or distribution of
   assets..............................   1,868,885      348,793     3,922,099
  Litigation settlement................     750,000    3,466,635       611,310
  Other................................       5,760      104,487       165,217
                                        -----------  -----------  ------------
    Total other income.................   2,427,356    3,471,774     5,371,177
                                        -----------  -----------  ------------
  Income before provision for income
   taxes...............................   4,920,906    2,788,138    31,210,405
    Provision for income taxes.........          --           --     7,940,920
                                        -----------  -----------  ------------
  Net Income........................... $ 4,920,906  $ 2,788,138  $ 23,269,485
                                        ===========  ===========  ============
Pro forma data (Note 5):
  Net income, reported above........... $ 4,920,906  $ 2,788,138  $ 23,269,485
  Pro forma provision for income taxes
   related to operations
   as S Corporation....................   1,821,000    1,032,000     3,980,000
                                        -----------  -----------  ------------
  Pro forma net income................. $ 3,099,906  $ 1,756,138  $ 19,289,485
                                        ===========  ===========  ============
Earnings per common share (Note 5):
  Basic................................ $      0.27  $      0.15  $       1.10
  Diluted.............................. $      0.27  $      0.15  $       1.09
Pro forma earnings per common share:
  Basic................................ $      0.17  $      0.10  $       0.92
  Diluted.............................. $      0.17  $      0.10  $       0.91
Weighted average common shares
 outstanding:
  Basic................................  18,400,000   18,400,000    21,065,252
  Diluted..............................  18,400,000   18,400,000    21,297,006


   The accompanying notes are an integral part of these financial statements.

                       FRIEDE GOLDMAN INTERNATIONAL INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 1)

                                                                        UNREALIZED
                                                                           GAIN
                            COMMON STOCK     ADDITIONAL                 (LOSS) ON       TOTAL
                         -------------------   PAID-IN      RETAINED    MARKETABLE  STOCKHOLDERS'
                           NUMBER    AMOUNT    CAPITAL      EARNINGS    SECURITIES     EQUITY
                         ---------- -------- -----------  ------------  ----------  -------------
Balance, December 31,
 1994...................        501 $  5,013 $   876,554  $  1,837,155  $ (37,467)  $  2,681,255
  Distributions to
   stockholders.........         --       --          --    (2,226,137)        --     (2,226,137)
  Unrealized loss on
   marketable
   securities...........         --       --          --            --   (120,776)      (120,776)
  Net income............         --       --          --     4,920,906         --      4,920,906
                         ---------- -------- -----------  ------------  ---------   ------------
Balance, December 31,
 1995...................        501    5,013     876,554     4,531,924   (158,243)     5,255,248
  Distribution to
   stockholders.........         --       --          --    (4,771,413)        --     (4,771,413)
  Capital contribution
   from stockholders....         --       --     100,000            --         --        100,000
  Stock granted to
   employees as
   compensation.........         --       --   1,080,000            --         --      1,080,000
  Unrealized gain on
   marketable
   securities...........         --       --          --            --  1,766,914      1,766,914
  Net income............         --       --          --     2,788,138         --      2,788,138
                         ---------- -------- -----------  ------------  ---------   ------------
Balance, December 31,
 1996...................        501    5,013   2,056,554     2,548,649  1,608,671      6,218,887
  Stock granted to
   employees as
   compensation.........         --       --     475,000            --         --        475,000
  Unrealized loss on
   marketable
   securities...........         --       --          --            --   (704,060)      (704,060)
  Distributions to
   stockholders.........         --       --          --   (11,758,667)  (904,611)   (12,663,278)
  Exchange of stock in
   connection with
   reorganization (Note
   1)...................  9,199,499   86,987     (86,987)           --         --             --
  Sale of stock in
   public offering, net
   of offering costs....  3,002,521   30,025  46,637,560            --         --     46,667,585
  Stock options granted.         --       --     541,605            --         --        541,605
  Stock split........... 12,202,521  122,025    (122,025)           --         --             --
  Net income............         --       --          --    23,269,485         --     23,269,485
                         ---------- -------- -----------  ------------  ---------   ------------
Balance, December 31,
 1997................... 24,405,042 $244,050 $49,501,707  $ 14,059,467  $      --   $ 63,805,224
                         ========== ======== ===========  ============  =========   ============


   The accompanying notes are an integral part of these financial statements.

               FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)

                                          FOR THE YEARS ENDED DECEMBER 31,
                                        --------------------------------------
                                           1995         1996          1997
                                        -----------  -----------  ------------
Cash flows from operating activities:
 Net income............................ $ 4,920,906  $ 2,788,138  $ 23,269,485
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
 Depreciation and amortization.........     425,445      695,551     1,608,531
 Compensation expense related to stock
  or stock options granted to
  employees............................          --    1,080,000     1,016,605
 Gain on sale of assets................  (1,868,885)    (348,793)   (3,922,099)
 Net increase in billings related to
  costs and estimated earnings on
  uncompleted contracts................     856,622    2,978,116    33,509,619
 Deferred income tax provision.........          --           --       683,000
 Other.................................     (21,119)          --            --
 Net effect of changes in operating
  assets and liabilities:
  Restricted certificates of deposit...  (3,451,327)    (195,697)    4,651,964
  Accounts receivable..................    (402,360)  (3,834,519)  (15,698,618)
  Inventory and stockpiled materials...          --     (571,000)   (4,638,747)
  Prepaid expenses and other assets....      41,338     (464,966)      (55,228)
  Accounts payable and accrued
   expenses............................    (231,444)   2,747,893    11,697,693
                                        -----------  -----------  ------------
   Net cash provided by operating
    activities.........................     269,176    4,874,723    52,122,205
                                        -----------  -----------  ------------
Cash flows from investing activities:
 Capital expenditures for plant and
  equipment and construction in
  progress.............................  (2,669,855)  (2,356,999)  (26,595,481)
 Cash received upon acquisition of
  Friede & Goldman.....................          --      163,020            --
 Proceeds from sale of property, plant
  and equipment........................   1,431,770      578,521       423,913
 Payments on notes receivable..........     317,733      381,352       538,523
 Release of (investment in) long-term
  restricted cash......................     569,731           --            --
 Investment in marketable securities...  (2,058,910)  (2,631,756)           --
 Increase in other assets..............          --           --      (907,791)
                                        -----------  -----------  ------------
   Net cash used in investing
    activities......................... $(2,409,531) $(3,865,862) $(26,540,836)
                                        -----------  -----------  ------------
Cash flows from financing activities:
 Proceeds from stock offering.......... $        --  $        --  $ 46,667,585
 Net borrowings (repayments) under
  lines of credit......................   3,924,059    3,822,030    (1,501,000)
 Proceeds from borrowings under debt
  facilities...........................   6,188,196    1,736,109       700,847
 Repayments on borrowings under debt
  facilities...........................  (5,304,775)  (1,492,917)   (7,897,979)
 Distributions to shareholders.........  (2,226,137)  (4,771,413)   (6,672,682)
 Payment of financing charges for Title
  XI debt..............................          --           --    (1,349,980)
                                        -----------  -----------  ------------
Net cash provided by (used in)
 financing activities..................   2,581,343     (706,191)   29,946,791
                                        -----------  -----------  ------------
Net increase in cash and cash
 equivalents...........................     440,988      302,670    55,528,160
Cash and cash equivalents at beginning
 of year...............................     766,218    1,207,206     1,509,876
                                        -----------  -----------  ------------
Cash and cash equivalents at end of
 year.................................. $ 1,207,206  $ 1,509,876  $ 57,038,036
                                        ===========  ===========  ============
Supplemental disclosure of cash flow
 information:
 Cash paid during the period for
  interest............................. $   621,387  $   751,522  $  1,255,792
                                        ===========  ===========  ============
 Cash paid during the period for income
  taxes................................ $        --  $        --  $  4,750,000
                                        ===========  ===========  ============
 Issuance of common stock or options as
  compensation......................... $        --  $ 1,080,000  $  1,017,000
                                        ===========  ===========  ============
 Non-cash distributions of property to
  stockholders......................... $        --  $        --  $  1,641,000
                                        ===========  ===========  ============
 Assumption of note payable by
  stockholder.......................... $        --  $        --  $    198,000
                                        ===========  ===========  ============
 Proceeds from borrowings under Title
  XI held in escrow.................... $        --  $        --  $ 24,817,000
                                        ===========  ===========  ============
 Distribution of marketable securities
  to stockholder to satisfy note
  payable.............................. $        --  $        --  $  1,400,000
                                        ===========  ===========  ============
 Distribution of marketable securities
  to stockholder....................... $        --  $        --  $  6,391,000
                                        ===========  ===========  ============
 Assumption of margin account debt by
  stockholders......................... $        --  $        --  $  2,749,000
                                        ===========  ===========  ============

   The accompanying notes are an integral part of these financial statements.

              FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS:

  The principal predecessor to Friede Goldman International Inc. (the "Company"), HAM Marine, Inc. ("HAM"), was formed in 1982 under the laws of the State of Mississippi. HAM continues to operate as a subsidiary of the Company. HAM's primary business is to provide conversion, retrofit and repair services for offshore drilling rigs. HAM's primary customers are offshore drilling contractors who utilize the Company's services in connection with the conversion and modification of existing drilling rigs in order to increase their technical capabilities or to improve their efficiency. As of December 31, 1997, substantially all of HAM's services were conducted at a deepwater dock facility on land leased from the Port Authority in Pascagoula, Mississippi (the "Port Authority").

  The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. These consolidated statements include the accounts of HAM for all periods presented, Friede & Goldman, Ltd. for all periods subsequent to December 2, 1996 and all other subsidiaries from their dates of incorporation.

 Acquisition of Friede & Goldman, Ltd.

  On December 2, 1996, a company related to HAM through identical equity ownership, J.L. Holloway Holdings, Inc. ("Holdings"), purchased certain assets and rights, including the rights to the trade name "Friede & Goldman" from an unrelated third party ("Mr. Goldman"). Simultaneously with the closing of the purchase, Holdings changed its name to Friede & Goldman, Ltd. ("Friede & Goldman"). Prior to Holdings' purchase of assets and rights, Holdings had no material assets, liabilities or operations. These transactions are accounted for under the purchase method of accounting by the Company in the accompanying financial statements. The operations of Friede & Goldman for the period from December 2, 1996 to December 31, 1996, which were immaterial, are included in the accompanying financial statements. For the eleven months ended November 30, 1996, revenues, gross profit and net income generated by the purchased assets were $3.7 million, $1.1 million and $0.6 million, respectively.

  Assets acquired included property and equipment with a value of approximately $216,000, and designs and patents which, at December 2, 1996, were allocated a carrying value of approximately $1,246,000.

  In addition to the cash consideration paid by Friede & Goldman to Mr. Goldman, the Purchase Agreement requires Friede & Goldman, until December 2006, to pay Mr. Goldman certain licensing and design fees received by Friede & Goldman from the designs of new-build independent leg jackups and semisubmersible drilling rigs as well as a fee collected from sales of a patented rack chock system, a system which improves the strength of the connection between the legs and the hull of a jackup drilling rig. The Company may also be required to make payments to Mr. Goldman of up to $1.0 million for each three year period in which the Company does meet certain market share targets (the "Market Share Payment") for the sale of designs for new-build independent leg jackup and semisubmersible drilling rigs. If the Company fails to make any of the payments described on a timely basis, the seller has the right to require that all of the assets purchased (other than the name "Friede Goldman" and derivatives thereof and excluding new designs developed by the Company after the acquisition) be returned and the right to terminate the consulting and non-compete provisions of the Purchase Agreement. The payments to Mr. Goldman by the Company attributable to license and design fees or sales will be charged to costs of revenue in connection with the related contracts. Any amounts paid by the Company to Mr. Goldman attributable to the Market Share Payment will be charged to expense in the period in which it becomes known that such a payment will be required.

  Friede & Goldman's primary business is the design of offshore drilling and production units, including jackups, semisubmersibles, drillships and floating production, storage and offloading vessels, for new

              FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES construction and with respect to upgrade and modification projects. Friede & Goldman's offices are located in New Orleans, Louisiana.

  Mr. Goldman was also elected to the Board of Directors of the Company.

 Reorganization and Initial Public Offering

  The Company was incorporated under the laws of the State of Delaware in February 1997. In anticipation of the Company's initial public offering of its common stock, the stockholders of HAM and Friede & Goldman contributed all of their ownership in HAM and Friede & Goldman to the Company in exchange for shares of common stock in the Company; and HAM and Friede & Goldman became wholly-owned subsidiaries of the Company (the "Reorganization"). Because HAM and Friede & Goldman were owned in substantially identical proportions, the number of shares of common stock of the Company received by each of the stockholders of HAM and Friede & Goldman in the Reorganization was based on each stockholder's percentage of ownership of HAM shares. The Reorganization was accounted for as a reorganization of entities under common control. Accordingly, the accompanying financial statements include the accounts of HAM for all dates and periods presented and of Friede & Goldman for the period since December 2, 1996. All significant intercompany accounts and transactions have been eliminated. References to the "Company" included herein include HAM and Friede & Goldman, which are also sometimes collectively referred to as the "Predecessors."

  The Company's certificate of incorporation established authority to issue 1,000 shares of $0.01 par value preferred stock and 2,000 shares of $0.01 par value common stock. Preferred stock may be issued in one or more series and in such amounts as may be determined by the Company's board of directors. The voting powers, designations, preferences and relative, participating, optional or other special rights, if any, and the qualifications, limitations or restrictions, if any, of each preferred stock issue shall be fixed by resolution of the board of directors providing for the issue. All shares of common stock of the Company shall be identical, and, except as otherwise provided in a resolution of the board of directors with respect to preferred stock, the holders of common stock shall exclusively possess all voting power with each share of common stock having one vote.

  In May 1997, in conjunction with the Company's initial public offering of its common stock, the Company authorized an increase in the amount of authorized shares to 5,000,000 shares of $0.01 par value preferred stock and 25,000,000 shares of $0.01 par value common stock. Effective prior to the public offering, the Company issued, pursuant to a stock exchange agreement, 18,400,000 shares (as adjusted for the 2-for-1 stock split discussed below) of the Company's common stock to the stockholders of HAM and Friede & Goldman as described above. Therefore, for the historical per share and pro forma per share data included in the statements of operations, the weighted average number of common shares outstanding includes 18,400,000 shares for all periods presented.

  In July 1997, the Company completed an initial public offering of 6,005,042 shares (as adjusted for the 2-for-1 stock split discussed below) of its common stock and received net proceeds of approximately $46.6 million. The Company has utilized a portion of the proceeds to fund working capital needs and the expansion of its facilities and equipment. The Company expects to utilize the remainder of the proceeds during 1998 to fund additional capital expenditures and strategic acquisitions (See Note 15). Pending the Company's use of the net proceeds of the offering, the Company repaid borrowings under its existing credit facility and invested the remaining proceeds in short-term interest bearing instruments.

 Stock Split and Increase in Authorized Shares

  In September 1997, the Company declared a 2-for-1 stock split, effective October 16, 1997 for all stockholders of record as of October 1, 1997. Unless otherwise indicated, all references to number of shares and

              FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES to per share information in the financial statements and notes have been adjusted to reflect the stock split on a retroactive basis.

  In January 1998, in connection with a special meeting of the stockholders of the Company, the number of authorized shares of common stock of the Company was increased to 125,000,000 shares.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Revenue Recognition

  The Company records revenue on contracts on the percentage-of-completion method. Contract revenue is earned based upon the percentage that incurred costs to date, excluding the costs of any purchased but uninstalled materials, bear to total estimated costs, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. As contracts extend over one or more years, revisions in costs and earnings estimates during the course of the work are reflected in the accounting period in which the facts which require the revisions become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first identified. Other changes, including those arising from contract penalty provisions, and final contract settlements are recognized in the period in which the revisions are determined.

  Costs of revenues include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Selling, general and administrative costs are charged to expense as incurred.

 Cash Equivalents and Restricted Certificates of Deposit

  The Company considers all short-term cash investments with an original maturity of less than three months to be cash equivalents. The restricted certificates of deposit were held by financial institutions as collateral on debt facilities and were, therefore, not considered cash equivalents.

 Inventories and Stockpiled Materials

  Inventories and stockpiled materials include materials purchased for specific contracts which have not been installed as of December 31, 1996 and 1997, and are stated at the lower of specifically identified cost or market (replacement cost or net realizable value). At December 31, 1997, the Company had paid approximately $3.7 million consisting primarily of advance payments for the manufacture of certain jackup rig components in anticipation of the Company's being awarded a contract to build one or more new jackup rigs. Such amount is included in inventory and stockpiled materials in the December 31, 1997 balance sheet. Of the $3.7 million of advance payments, approximately $2.0 million is to a French company that was subsequently acquired by the Company (See Note 15). The remaining advance payments are to an unrelated French company to which the Company has total commitments of approximately $11.0 million related to the jackup rig components. As of February 11, 1998, the Company has not been awarded a contract for the construction of a new jackup rig, however, management of the Company believes that the Company will be awarded contracts that will utilize the components.

 Construction in Progress and Restricted Funds Held in Escrow

  In January 1997, the Company announced plans to build an additional shipyard at a location approximately six miles from the Company's existing shipyard in Pascagoula, Mississippi, that will have unobstructed deep water access to the Gulf of Mexico (the "Greenwood Island Facility"). The Greenwood Island Facility will be located on real estate leased from the Port Authority, and is expected to be completed in 1998 at an estimated

              FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES total cost to construct and equip the facility of approximately $50 million. In connection with the construction of the new shipyard, the County of Jackson, Mississippi, agreed to dredge the ship channel and build roads and other infrastructure related to the new shipyard, at a total cost to the county of approximately $6 million, under an economic incentive program. The Company also secured financing pursuant to an agreement dated December 2, 1997 from the United States Maritime Administration ("MARAD") for Title XI debt financing which will provide up to $24.8 million of the funds needed for completion of the new shipyard. The financing agreement requires the Company to fund the first 12.5% of qualifying construction expenses with MARAD financing the remaining 87.5% of qualifying construction expenses. Proceeds from the financing are currently being held in escrow and will be released as proof of qualifying expenses are approved by MARAD. As of December 31, 1997, the Company had incurred approximately $14.4 million in construction of the Greenwood Island Facility that qualified for reimbursement from the escrowed proceeds of the MARAD financing arrangement. Such funds were released from escrow in January 1998, and, accordingly, $14.4 million of the escrowed funds are included as a current asset in the December 31, 1997 balance sheet. The Company has capitalized interest of approximately $103,000 during the year ended December 31, 1997 incurred on borrowings related to construction of the Greenwood Island Facility.

 Intangibles and Other Assets

  Intangible assets of $1.2 million and $1.1 million at December 31, 1996 and 1997, respectively, consist of design and patents acquired in connection with the acquisition of Friede & Goldman that are being amortized over a 10 year period. Amortization expense was $134,000 for the year ended December 31, 1997. For the period from December 2, 1996 to December 31, 1996, amortization expense was immaterial.

  Other assets at December 31, 1997 include $1.3 million of deferred financing costs associated with the Title XI debt discussed above. These costs will be amortized over the 15 year repayment term of the debt.

 Accounting for Income Taxes

  Subsequent to the termination of the Predecessor's status as S Corporations for income tax purposes (See Note 5), the Company has followed the asset and liability method of accounting for deferred income taxes prescribed by Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes."

 Use of Estimates

  These financial statements have been prepared in conformity with generally accepted accounting principles. Such preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenues and expenses for the years presented. Actual results could differ materially from those estimates. Areas requiring significant estimates to be made by management include the application of the percentage-of-completion accounting method, depreciation and amortization, provision for income taxes, and accruals for certain estimated liabilities.

 Fair Value of Financial Instruments

  The carrying amount of the Company's financial instruments at December 31, 1996 and 1997, including cash, restricted certificates of deposit, marketable securities, accounts receivable, investment in sales-type lease, accounts payable and long-term debt, approximates fair value.

              FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES

 Earnings Per Common Share

  In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which simplifies the computation of earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period EPS data presented. Under SFAS No. 128, the Company computes two earnings per share amounts-- basic EPS and diluted EPS. Basic EPS is calculated based on the weighted average number of shares of common stock outstanding for the periods presented. Diluted EPS is based on the weighted average number of shares of common stock outstanding for the periods, including dilutive potential common shares which reflect the dilutive effect of the Company's stock options. The retroactive adoption of SFAS No. 128 did not result in any change in previously reported historical earnings per share for any year prior to 1997. Dilutive common equivalent shares for the year ended December 31, 1997 were 231,754, all attributable to stock options. There were no common equivalent shares outstanding during 1996 and 1995.

 Certain Risks and Uncertainties

  The Company has experienced rapid growth during 1997. Contract revenues increased from $21.8 million in 1996 to $113.2 million in 1997; construction was begun on the Greenwood Island Facility; the MARAD financing arrangement was consummated; an initial public offering of common stock was completed; and the Company's backlog increased significantly. Also, unlike prior operations, the Company incurred costs related to construction or fabrication of rigs or components for which no specific customers have committed. In addition, in early 1998, the Company has completed the acquisition of foreign entities, in Canada and France (See Note 15). These changes in and significant expansion of the Company's operations expose the Company to additional business and operating risks and uncertainties.

 Recently Issued Accounting Pronouncements

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 will require the Company to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital. The Company will adopt SFAS No. 130 in 1998.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for periods beginning after December 15, 1997. SFAS No. 131 will require the Company to report financial and descriptive information about its operating segments. The Company will adopt SFAS No. 131 in 1998.

3. MARKETABLE SECURITIES:

  At December 31, 1996 the Company held marketable equity securities with historical costs of $5,010,095. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," these securities are classified as available for sale. As such, their carrying values are adjusted to fair market value with net unrealized gains/losses included as a separate component of stockholders' equity. At December 31, 1996, the fair market value of marketable securities was $6,618,766 resulting in net unrealized gains of $1,608,671.

  During the years ended December 31, 1995 and 1996, the Company sold securities classified as available for sale for proceeds of $216,770 and $5,269,110, respectively, resulting in realized losses of $5,733 in 1995 and realized gains of $180,095 in 1996. During 1997, the Company distributed marketable securities to

              FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES stockholders in conjunction with the Reorganization and realized a gain of $3,922,099. The cost basis of securities sold was calculated using the specific identification method.

4. SIGNIFICANT CUSTOMERS:

  The nature of the conversion and modification projects undertaken by the Company can result in an individual contract comprising a large percentage of a fiscal year's contract revenues. Similarly, relatively few companies own offshore rigs. As a result, contracts performed for an individual customer may comprise a significant portion of a particular year's contract revenue. During the year ended December 31, 1997, the largest single contract represented 23% of total contract revenues while the largest single customer accounted for 53% of total revenue. A second customer accounted for 17% of total revenues. During the year ended December 31, 1996, the largest single contract represented 15% of contract revenues and contracts with four separate customers accounted for 12%, 17%, 24% and 31% of contract revenues. During the year ended December 31, 1995, the most significant customer had a single contract with the Company that represented 52% of contract revenue, with revenues derived from the next largest customer representing 3% of contract revenue.

5. INCOME TAXES:

  Prior to June 15, 1997, the stockholders of the Predecessors elected to have each entity taxed as an S Corporation for federal and state income tax purposes, whereby the stockholders are liable for individual federal and state income taxes on their allocated portions of such entity's taxable income. On June 15, 1997, before the closing of the public offering, the stockholders of the Predecessors elected to terminate the status of each Predecessor as an S Corporation, and the Company and the Predecessors became subject to federal and state income taxes.

  The election resulted in the establishment of a net deferred tax liability calculated at applicable federal and state income tax rates resulting primarily from temporary differences arising from differences in depreciation rates for tax and financial reporting purposes, timing of gain recognition related to sales-type lease and unrealized appreciation in marketable securities. The initial recordation of a net deferred tax liability by the Company resulted in a provision for income taxes of $800,000.

  The provision (benefit) for income taxes included in the statement of operations for the year ended December 31, 1997 is as follows:

      Current...................................................... $7,258,000
      Deferred--Attributable to activity subsequent to June 15,
       1997........................................................   (117,000)
      Deferred--Attributable to activity prior to June 15, 1997....    800,000
                                                                    ----------
        Income tax provision....................................... $7,941,000
                                                                    ==========

              FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES

  The provision for income taxes for the year ended December 31, 1997, differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as result of the following:

                                                                   PERCENT OF
                                                         TAX      PRETAX INCOME
                                                     -----------  -------------
Federal income tax computed on income before taxes.. $10,924,000       35.0%
(Decrease) Increase in tax resulting from:
  Income earned as an S Corporation.................  (3,700,000)     (11.9)
  Deferred income tax liability recorded upon C
   Corporation election.............................     800,000        2.6
  State income tax..................................     658,000        2.1
  Non-taxable distribution of marketable securities.    (890,000)      (2.9)
  Other.............................................     149,000        0.5
                                                     -----------      -----
    Income tax provision............................ $ 7,941,000       25.4%
                                                     ===========      =====

  Temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities give rise to the following deferred income taxes at December 31, 1997:

                                                 CURRENT         NON-CURRENT
                                            ASSET (LIABILITY) ASSET (LIABILITY)
                                            ----------------- -----------------
Fixed assets...............................     $     --          $(516,000)
Compensation expense related to stock
 option grants.............................           --             96,000
Gain on sale of assets.....................           --           (308,000)
Accounts receivable valuation..............     (146,000)                --
Accrued expenses...........................      154,000                 --
Other......................................           --             37,000
                                                --------          ---------
  Deferred income tax asset (liability)....     $  8,000          $(691,000)
                                                ========          =========

  The Company has evaluated the need for a valuation allowance and, based on the weight of the available evidence, has determined that it is more likely than not that all deferred tax assets will be realized.

  As an S Corporation, the tax attributes of the Predecessors flowed to the stockholders and, accordingly, no provision for income taxes is included in the results of operations for the Company prior to June 15, 1997. The pro forma provision for income taxes is the result of the application of a combined federal and state rate of 37% to income before income taxes for periods prior to June 15, 1997.

              FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES

6. PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS:

  Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which range from 5 to 39 years. Ordinary maintenance and repairs that do not extend the physical or economic lives of the assets are charged to expense as incurred.

  A summary of property, plant and equipment follows:

                                                              DECEMBER 31,
                                                         ----------------------
                                                            1996       1997
                                                         ---------- -----------
Land held for investment................................ $  409,833 $        --
Buildings...............................................    333,694   2,242,094
Machinery and equipment.................................  6,115,284  11,715,715
Dock facility...........................................  2,741,493   3,256,439
                                                         ---------- -----------
  Total property, plant and equipment...................  9,600,304  17,214,248
Less accumulated depreciation...........................  4,053,905   5,397,584
                                                         ---------- -----------
  Property, plant and equipment, net.................... $5,546,399 $11,816,664
                                                         ========== ===========

  Depreciation expense for the years ended December 31, 1995, 1996 and 1997, was $425,445, $695,551 and $1,474,526, respectively.

7. FINANCING ARRANGEMENTS:

  A summary of short and long-term debt follows:

                                                              DECEMBER 31,
                                                         ----------------------
                      DESCRIPTION                           1996       1997
                      -----------                        ---------- -----------
Borrowings under 1996 Credit Facility..................  $1,501,000 $        --
Borrowings under 1997 Credit Facility..................          --          --
Notes payable to banks bearing interest at rates
 ranging from 6.10% to 6.25%, maturing at dates ranging
 from February 1997 to July 1997, secured by
 certificates of deposit...............................   4,475,000          --
Brokerage margin account bearing interest at 7.75%, due
 on demand and secured by equity securities............   2,637,277          --
Note payable to a bank bearing interest at 10%,
 repayable in monthly installments, maturing March
 2005, secured by sales-type lease and related real
 estate (See Note 11)..................................   1,628,915   1,090,392
Notes payable to financial institutions and others
 bearing interest at rates ranging from 5% to 9.15%,
 payable in monthly installments, maturing at dates
 ranging from January 1998 to January 2000 and secured
 by equipment, lease and real property.................   2,845,806     353,366
Bonds payable to MARAD bearing interest at 6.35%
 payable in monthly installments commencing the sooner
 of 6 months subsequent to completion of Greenwood
 Island Facility or July 1, 2000.......................          --  24,817,000
                                                         ---------- -----------
  Total................................................  13,087,998  26,260,758
Less: Short-term debt and current maturities of long-
 term debt.............................................  10,235,349     493,829
                                                         ---------- -----------
  Long-term debt less current maturities...............  $2,852,649 $25,766,929
                                                         ========== ===========

              FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES

  As of December 31, 1996, the Company had a line of credit facility (the "1996 Credit Facility") with a bank that permitted borrowings of up to the lesser of $5,000,000 or 80% of eligible receivables. Borrowings under the 1996 Credit Facility bore interest at prime plus 1% (9.25% at December 31, 1996) and were secured by accounts receivable and personal guarantees of certain stockholders of the Company. The 1996 Credit Facility expired in July 1997.

  The Company's current credit facility (the "1997 Credit Facility") provides for accounts receivable and contract related inventory based borrowings of up to $20,000,000 at prime plus 1/2% (8.47% at December 31, 1997) through March 20, 1998. At December 31, 1997, there was no outstanding balance under the 1997 Credit Facility and the borrowing base amount was $20 million. The 1997 Credit Facility requires that the Company maintain certain minimum net worth and working capital levels and ratios and debt to equity ratios. At
December 31, 1997, the Company was not in compliance with one of the working capital ratio provisions of the 1997 Credit Facility debt agreement; however, the bank waived this compliance requirement.

  In December 1997, the Company issued bonds under Title XI that are guaranteed by MARAD to partially finance construction of the Company's Greenwood Island Facility (See Note 2). The bonds bear interest at a rate of 6.35% and are payable over 15 years in semi-annual installments commencing 6 months from December 31, 1998, or from the date of the project's completion. The financing agreement includes several restrictive financial and non-financial covenants, the violation of which would carry monetary penalties. The Company was in compliance with all such covenants as of December 31, 1997.

  Short-term borrowings averaged $1,697,000 in 1995, $5,396,000 in 1996 and $4,032,000 in 1997. Such borrowings were at average interest rates of 7.0%, 7.6% and 7.8%, respectively. The weighted average interest rates on all of the Company's short-term borrowings was 7.2% at December 31, 1996. At December 31, 1997, the Company had no short-term borrowings outstanding.

  A summary of short and long-term debt maturities at December 31, 1997, follows:

      YEAR ENDING DECEMBER 31,                                         AMOUNT
      ------------------------                                       -----------
        1998........................................................ $   493,829
        1999........................................................   1,771,986
        2000........................................................   1,784,292
        2001........................................................   1,797,886
        2002........................................................   1,812,904
        Thereafter..................................................  18,599,861

8. CONTRACT LABOR ARRANGEMENT:

  In May 1997, the Company terminated its contract for craft labor with a contract labor company. As a result, the Company directly employs craft labor at levels of wages and benefits substantially equivalent to those formerly provided. Prior to termination of the contract labor arrangement, the Company's craft labor was provided by a contract employment company which was owned by the spouse of an employee of the Company and whose only contract was with the Company. The Company was charged the actual labor rate paid to the employees plus a markup for employment taxes and insurance and the employment company's profit, which was intended to be nominal. The marked up rates were reviewed periodically and adjustments were made as considered necessary. Payments for contract employment labor totaled $8,386,000, $10,132,000 and $10,444,000, for the years ended December 31, 1995, 1996 and 1997, respectively.

  In connection with the termination of contract labor arrangements, the Company restructured its workmen's compensation insurance arrangements and utilizes a different carrier from that used by the contract labor

              FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES company. The insurer who provided workmen's compensation coverage to the employment contractor has asserted that rates higher than those charged during part of 1995, all of 1996 and through the date of termination of the contract labor arrangement were more appropriate and has submitted billings to the labor contractor totaling approximately $900,000. The labor contractor believes the original rates charged by the insurer were appropriate and is vigorously disputing the additional billings. The insurer made a claim against the Company which asserts the insurer's right to collect these additional premiums from the Company. Management of the Company believes that the Company has no obligation to the insurer and is vigorously defending this claim. While the ultimate outcome of this matter is uncertain, management of the Company believes that this matter will not have a material impact on the Company's financial position or results of operations.

9. POOLED RESOURCES ARRANGEMENT AND SIGNIFICANT CUSTOMERS:

  In February 1994, the Company entered into an agreement (the "1994 Joint Venture") with an unrelated entity to jointly perform services in connection with the modification and upgrade of a customer's offshore drilling rig. Under the terms of the 1994 Joint Venture, both the Company and the unrelated entity were compensated for services each provided in connection with the contract at agreed upon rates. Any net profits from the 1994 Joint Venture were shared equally. The contract was completed during 1995, and the 1994 Joint Venture was terminated. The Company recognized approximately $8.7 million of contract revenue during the year ended December 31, 1995 for the amounts charged to the 1994 Joint Venture for services provided during 1995, together with the Company's share of the net profit from the 1994 Joint Venture.

  In December 1995, the Company and the same unrelated third party entered into an agreement (the "1995 Joint Venture") to jointly pursue contract opportunities and perform the related services. The 1995 Joint Venture was originally for a term of five years; however, it was terminated by mutual agreement in November 1996. The terms of the 1995 Joint Venture provided for each party to be paid agreed upon rates for services performed in connection with related contracts and for any net profits from the 1995 Joint Venture to be shared equally. For the year ended December 31, 1996, the Company recognized contract revenues of $9,838,000, together with the Company's share of net profits from the 1995 Joint Venture.

10. EMPLOYEE BENEFIT PLANS:

  Effective July 1, 1995, the Company adopted a qualified 401(k) employee savings and profit sharing plan for the benefit of substantially all eligible employees, including those of the labor contractors (See Note 8). Under the plan, employees can contribute and defer taxes on compensation contributed. The Company matches 25% of the contributions of the employees up to a maximum of 5% of salary. The Company also has the option to make an additional profit sharing contribution to the plan. Employer contributions to the plan during the years ended December 31, 1995, 1996 and 1997, amounted to $10,171, $38,109 and $111,829, respectively.

  The Board of Directors of the Company approved the payment of discretionary incentive bonuses to key employees of the Company for 1997 in an aggregate amount not to exceed five percent of the Company's EBITDA (defined as operating income plus depreciation, amortization and non-cash compensation expenses related to the issuance of stock and stock options to employees). In the year ended December 31, 1997, the Company incurred $1,677,000 under such agreements.

  Prior to the Reorganization, HAM had historically used distributions, bonuses, or a combination thereof, to the stockholders, who were also employees of HAM, in order to provide a means by which the stockholders could meet their income tax obligations arising from the pass through of HAM's taxable income due to the status of HAM as an S Corporation. Included in selling, general and administrative expenses are bonuses of approximately $1,225,000 and $2,118,000 for the years ended December 31, 1995 and 1996.
During 1997, the

              FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES

Company entered into employment agreements with the employees, who are also stockholders, and established base compensation for the employees and provided for the eligibility of the employees for participation in cash bonuses, if any.

  Also included in selling, general and administrative expenses for the years ended December 31, 1996 and 1997, is non-cash compensation expense of $1,080,000 and $1,017,000, respectively, related to stock issued or stock options granted to employees.

  In December 1996, HAM entered into an employment agreement with an individual whereby the Company agreed to grant the employee shares of HAM's common stock equal to 0.835% of the common shares outstanding as of January 1, 1997 (153,640 shares). As a result, HAM charged $1,080,000 to selling, general and administrative expenses in 1996, which represents the value of the shares granted based on an estimated initial public offering price for the Company's common stock, less a 10% discount because the shares received by the employee are not registered. In February 1997, HAM agreed to grant another employee fully vested shares of common stock of HAM equal to approximately 0.418% of the common shares then outstanding (76,820 shares) and granted that employee options to purchase an equal amount of additional shares at $1.20 per share that were to vest ratably on January 1, 1999, 2000 and 2001, subject to forfeiture if the employee terminates employment. The options expire if unexercised by December 31, 2006. Pursuant to the terms of the option agreements, all of the options outstanding became fully vested subsequent to the initial public offering because of a change in ownership of the Company. Accordingly, HAM charged $839,000 to selling, general and administrative expenses in the year ended December 31, 1997.

  In July 1997, the Company granted another employee options to purchase common shares of the Company equal to approximately 1% of the common shares then outstanding (200,000 shares at $1.25 per share) that vest ratably each year from 1998 to 2002. The options expire if unexercised by December 31, 2006. The Company will recognize over the five-year vesting period approximately $1,100,000 of compensation expense related to the options to purchase additional shares. The deferred compensation to be recognized by the Company is based on the initial public offering price of the Company's common stock less the exercise price of the options. The Company recognized selling, general and administrative expenses of $128,000 in the year ended December 31, 1997 related to this option grant.

  All of the shares issued to employees in connection with the agreements described above were exchanged for shares of the Company in connection with the Reorganization. In addition, any options to purchase shares of HAM outstanding at the time of the Reorganization were exchanged for options to purchase shares of the Company, with the number of shares and option price being changed based on the share exchange ratio used in the Reorganization.

  In December 1997, the Company granted another employee options to purchase 17,130 shares of common stock at $29.188 per share, the fair market value of the Company's stock on the grant date. The options become exercisable one third annually over a three-year period. In connection with the grant of such options, the Company also agreed to grant the employee additional options if, on December 31, 2000, the fair market value of the stock subject to the employee's options does not exceed the total exercise price of the employee's options (whether or not exercised) by at least $500,000. The terms of the additional options shall be such that the fair market value of the stock subject to the additional options on the date of grant shall exceed the exercise price of the additional options by an amount equal to the difference between $500,000 and the excess of the fair market value of the stock subject to the original options over the exercise price of the original options. The Company will recognize the difference between $500,000 and the excess of the fair value of stock subject to the original options over the exercise price of the original options at each financial statement date as compensation expense over the three-year vesting period. Selling, general and administrative expense recognized in connection with this option grant was immaterial for the year ended December 31, 1997.

              FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES

  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective in 1996. Under SFAS No. 123, companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the current Accounting Principles Board Opinion No. 25 ("APB 25") method whereby no compensation cost is recognized upon grant if certain requirements are met. The Company accounts for its stock-based compensation under APB 25. However, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS No. 123 are presented below.

  If the compensation cost for the Company's 1997 grants for stock-based compensation plans had been determined consistent with SFAS No. 123, the Company's net income and earnings per common share for the year ended December 31, 1997 would have approximated the pro forma amounts below:

                                                            DECEMBER 31, 1997
                                                          ---------------------
                                                          AS REPORTED PRO FORMA
                                                          ----------- ---------
                                                          (IN THOUSANDS, EXCEPT
                                                             PER SHARE DATA)
      Net income.........................................   $23,269    $19,731
      Earnings per common share:
        Basic............................................   $  1.10    $  0.94
        Diluted..........................................   $  1.09    $  0.93

  The fair value of each option granted during the period presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0%, (b) expected volatility of 45%, (c) risk-free interest rate ranging from 5.8% to 6.36% and
(d) expected life of ten years for employee options and five years for director options.

  A summary of the Company's stock options as of December 31, 1997 and changes during the year then ended is presented below:

                                                                 1997
                                                      --------------------------
                                                      NUMBER OF WEIGHTED AVERAGE
                                                       OPTIONS   EXERCISE PRICE
                                                      --------- ----------------
      Outstanding at beginning of year...............        --      $   --
        Granted...................................... 1,019,950        6.42
        Expired......................................        --          --
        Exercised....................................        --          --
                                                      ---------      ------
          Outstanding at end of year................. 1,019,950      $ 6.42
                                                      =========      ======
          Options exercisable at year-end............    76,820      $1.195
          Options vesting in future years............   943,130        6.86
                                                      ---------      ------
          Options outstanding at year-end............ 1,019,950      $ 6.42
                                                      =========      ======

              FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES

  The following table summarizes information about stock options outstanding at December 31, 1997.

                                 OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                          ---------------------------------- --------------------
                             NUMBER      WEIGHTED
                          OUTSTANDING    AVERAGE    WEIGHTED   NUMBER    WEIGHTED
                               AT       REMAINING   AVERAGE  EXERCISABLE AVERAGE
                          DECEMBER 31, CONTRACTUAL  EXERCISE AT DECEMBER EXERCISE
RANGE OF EXERCISE PRICES      1997     LIFE (YEARS)  PRICE    31, 1997    PRICE
------------------------  ------------ ------------ -------- ----------- --------
$ 0.500.................    102,000        9.50     $ 0.500        --     $   --
  1.195.................     76,820        9.00       1.195    76,820      1.195
  1.250.................     200,00        9.00       1.250        --         --
  8.500.................    606,000        9.50       8.500        --         --
 17.000.................     10,000       10.00      17.000        --         --
 25-46.50...............     25,130        9.85      33.800        --         --

11. LEASES:

  The Company entered into a lease agreement in May 1985, with the Port Authority for the lease of land for its dock facility. The primary lease agreement expires in May 2005, with two additional ten-year options for renewal. Effective June 21, 1995, the original lease agreement was revised to include additional land. The revised agreement increased the annual lease payment from $29,870 to $49,331. The lease has been recorded as an operating lease for financial reporting purposes. In addition to the lease payment, the Company pays $30,000 annually to the Port Authority in dredging fees related to this lease.

  In December 1996, the Company entered into another lease with the Port Authority for additional dockspace and buildings adjacent to the Company's existing shipyard facility. This lease agreement is for a period of two years beginning in December 1996 and requires annual rental payments of $500,000.

  The Company is also committed to the lease of office space in two locations at combined annual rentals of approximately $185,000.

  The Company entered into a lease in March 1997 for additional undeveloped land located near the Company's existing shipyard. This lease is for a period of 2 years and requires minimum annual lease rentals of $41,000.

 Future minimum lease payments for all of the above arrangements are as follows:

      YEAR ENDING DECEMBER 31,                                          AMOUNT
      ------------------------                                        ----------
        1998......................................................... $  605,815
        1999.........................................................    271,648
        2000.........................................................    453,595
        2001.........................................................    419,935
        2002.........................................................    291,048
        Thereafter...................................................  4,591,048

  Lease expense was $37,367, $173,577 and $2,298,982 for the years ended December 31, 1995, 1996 and 1997, respectively.

  In 1994, the Company merged with Gulf Boats, Inc. ("Gulf Boats"), an entity with ownership identical to the Company's. In connection with that acquisition, the Company purchased certain land, buildings and a dock facility. In March 1995, the Company entered into an arrangement with an unrelated party (the "Lessee") for lease of this property for a term of ten years. The lease provides for monthly payments from the Lessee of

              FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES

$50,000 during the first thirty-six months and $17,425 per month during the remaining term. At about the same time, the Company borrowed $2,328,000 from a bank with the lease being assigned as security for the loan. The loan bears interest at 10% with the monthly payments and term of the promissory note equal to the lease payments receivable from the Lessee. The Company granted the Lessee an option to purchase the property at any time for an amount equal to the outstanding principal balance, plus accrued interest, of the bank loan. The Company has accounted for this lease as a sales-type lease. Accordingly, the present value of future lease payments of $2,328,000 was recorded as an investment in sales-type lease. In connection with the purchase of the property, release of obligations and subsequent sales-type lease, the Company realized a gain of approximately $1.7 million that is included in gain on sale of assets in the 1995 statement of operations. Such gain represented the amount by which the present value of future lease payments under the sales-type lease exceeded the Company's carrying value of the leased assets. The unearned discount attributable to future lease payments is being recognized as interest income over the remaining term of the lease on the interest method.

12. RELATED PARTY TRANSACTIONS:

 Modular Fabricators, Inc.

  Some of the stockholders are also stockholders in Modular Fabricators, Inc. ("Modular"). During 1995, Modular advanced the Company $1,113,934 which the Company repaid. Additionally, the Company advanced Modular $103,610 with Modular repaying $56,416. The remaining amount due from Modular was forgiven during 1995.

 Transactions with Stockholders

  The Company has made non-interest bearing loans to and paid expenditures on behalf of its stockholders. During the years ended December 31, 1995 and 1996, the Company made advances to stockholders of $209,013 and $128,323, respectively. Additionally, the Company fully repaid a loan from a stockholder in the amount of $55,797 during 1995. During the years ended December 31, 1995 and 1996, stockholders made payments to the Company of $177,941 and $209,013, respectively. Receivables from stockholders were $209,013 and $128,323 at December 31, 1995 and 1996, respectively. There were no amounts receivable from stockholders as of December 31, 1997.

  At December 31, 1996, marketable securities owned by the Company with a market value of approximately $1,390,000 were pledged as collateral for a $1,400,000 loan from a financial institution to a stockholder which was used to purchase the assets of Friede & Goldman, Ltd. (See Note 1). In connection with the transfer of the purchased assets to Friede & Goldman, Friede & Goldman recorded a $1,400,000 payable to the stockholder. On March 31, 1997, the Company transferred the pledged marketable securities to the stockholder in payment of the $1,400,000 payable and realized a gain of $237,868.

  During 1997, HAM distributed certain assets to its stockholders. Assets distributed included real estate previously held for investment with an estimated market value of $1,075,000 and a carrying value of approximately $302,000, along with related debt of $198,000, an airplane with an estimated market value of $566,000 and a carrying value of approximately $486,000. The difference between the estimated fair market value and the carrying value of the distributed assets has been recognized as a gain in the statement of operations for year ended December 31, 1997.

  Between March 31 and June 30, 1997, one of the Predecessors made cash distributions to its stockholders of approximately $1.4 million, primarily to provide the stockholders with cash to meet income tax obligations on earnings of such Predecessor prior to 1997. In addition, in contemplation of the proposed initial public offering, one of the Predecessors distributed to its stockholders marketable securities with a fair value of

              FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES approximately $4.8 million, together with related margin account debt of approximately $2.7 million. Further, one of the Predecessors distributed approximately $4.5 million to its stockholders representing the stockholders' estimated income tax obligations on the earnings of the Predecessor during 1997 through the date of termination of its S Corporation status.

  The Company maintains substantial cash deposits in a single financial institution on whose Board of Directors the Company's President and Chief Executive Officer sits. Deposits in this bank were in the amount of $37,068,611 as of December 31, 1997.

  The Company is obligated to make payments pursuant to an aircraft lease agreement with Equipment Management Systems, a company owned primarily by the Company's President. Under this lease, the Company is required to make monthly payments of $50,000 per month for one year, as well as pay operating expenses of the aircraft. Total costs paid by the Company pursuant to the aircraft usage contract were $469,000 during 1997.

13. LITIGATION SETTLEMENTS AND CONTINGENCIES:

  In August 1992, the Company filed suit against a third party for breach of contract in connection with a contract. In May 1994, the Company was awarded a judgment totaling $3,725,000. The judgment was appealed to the United States Court of Appeals, which, in December 1995, upheld a judgment for approximately $3,517,000. The defendants in the suit petitioned the court for a rehearing. The rehearing was ultimately denied, and, in February 1996, the Company received $3,466,635 as settlement of this litigation.

  In 1995, the Company settled a lawsuit against a general contractor for which Gulf Boats had served as a subcontractor prior to Gulf Boats' merger into the Company. Settlement proceeds of $750,000 are included in the statement of operations for the year ended December 31, 1995.

  In connection with the construction of the Greenwood Island Facility, the County of Jackson, Mississippi, agreed to dredge the ship channel and build roads and other infrastructure under an economic incentive program. The terms of the economic incentive program require that the Company maintain a minimum employment level of 400 jobs through the Greenwood Island Facility during the primary term of the Greenwood Island Facility's 20-year lease. If the Company fails to maintain the minimum employment level, the Company could face statutory penalties under Mississippi law, which include the repayment of the remaining balance of the $6 million loan incurred by the county to finance such improvements.

  The nature of the Company's activities relating to the conversion, retrofit and repair of drilling rigs subjects its property and employees, along with the property and employees of its customers and others to hazards which can cause personal injury or damage or destruction of property. Although the Company maintains such insurance protection as it considers economically prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all hazards to which the Company may be subject. In particular, due to the cost of errors and omissions policies related to the design of drilling rigs and production units, the Company does not carry insurance covering claims for personal injury, loss of life or property damage relating to such design activity. A successful claim for which the Company is not fully insured could have a material adverse effect on the Company's financial position and results of operations.

  The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

              FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES

14. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS:

  The Company's contracts in progress at December 31, 1996 and 1997, consist of the following components:

                                                            1996        1997
                                                         ---------- ------------
Costs incurred on uncompleted contracts................. $2,309,822 $ 31,285,459
Estimated earnings thereon..............................    911,912   20,357,148
                                                         ---------- ------------
                                                          3,221,734   51,642,607
Less billings applicable thereto........................  6,199,850   88,130,342
                                                         ---------- ------------
                                                         $2,978,116 $ 36,487,735
                                                         ========== ============
Included in accompanying balance sheets under the
 following captions:
  Costs and estimated earnings in excess of billings on
   uncompleted contracts................................ $  284,052 $         --
                                                         ========== ============
  Billings in excess of costs and estimated earnings on
   uncompleted contracts................................ $3,262,168 $ 36,487,735
                                                         ========== ============

15. ACQUISITION SUBSEQUENT TO YEAR-END:

  In January 1998, the Company purchased the assets of Newfoundland Ocean Enterprises Ltd. of Marystown Newfoundland ("Marystown"), a steel fabrication and marine construction concern with operations similar to those of the Company. The acquisition was effected pursuant to a Share Purchase Agreement, dated January 1, 1998 (the "Share Purchase Agreement"). Under the terms of the Share Purchase Agreement, the Company paid a purchase price of US $1 (one dollar). However, the Share Purchase Agreement also provides that, among other things, the Purchaser (i) maintain a minimum of 1.2 million man-hours (management, labor, salaried and hourly) for each of the 1998, 1999 and 2000 calendar years, (ii) undertake certain capital improvements at the acquired shipyards and (iii) pay to the sellers fifty percent (50%) of net after tax profit of Marystown for the twelve-month period ending March 31, 1998. The Company has also indicated its intent to invest C$5 million to C$15 million (approximately US $3 million to US $10 million) to maintain and expand the business. The Share Purchase Agreement provides that the Company will pay to the Seller liquidated damages of C$10 million in 1998, or C$5 million in 1999 and 2000, in any of such years in which the minimum number of man-hours described above is not attained. The acquisition of Marystown will be accounted for as a purchase with the assets acquired being recorded by the Company at their estimated fair value and an approximate equal amount being recorded as a deferred government subsidy.

  In February 1998, the Company acquired, for cash payments of approximately $25,000,000, a French holding company and its French subsidiaries. The holding company will operate as a wholly-owned subsidiary of the Company. Through its subsidiaries, the holding company designs and manufactures mooring, anchoring, rack-and-pinion jacking system and cargo handling equipment.

               FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES

16. UNAUDITED QUARTERLY FINANCIAL DATA:

                                              QUARTER ENDED
                             -------------------------------------------------
           1997               MARCH 31      JUNE 30   SEPTEMBER 30 DECEMBER 31
           ----              -----------  ----------- ------------ -----------
Revenue....................  $18,654,636  $26,868,560 $34,628,577  $33,019,760
Gross profit...............    5,854,739   10,244,570  11,410,748   10,425,785
Operating income...........    3,232,258    6,746,816   8,546,199    7,313,955
Income before taxes........    4,557,516    9,722,114   8,945,328    7,985,447
Net income.................    4,557,516    8,472,114   5,475,267    4,764,588
Pro forma net income.......    2,872,516    6,177,114   5,475,267    4,764,588
Net income per share
  Basic....................  $      0.25  $      0.46 $      0.24  $      0.20
  Diluted..................  $      0.25  $      0.46 $      0.23  $      0.19
Pro forma net income per
 share
  Basic....................  $      0.16  $      0.34 $      0.24  $      0.20
  Diluted..................  $      0.16  $      0.34 $      0.23  $      0.19
                                              QUARTER ENDED
                             -------------------------------------------------
           1996               MARCH 31      JUNE 30   SEPTEMBER 30 DECEMBER 31
           ----              -----------  ----------- ------------ -----------
Revenue....................   $2,964,895   $5,582,467  $5,775,817   $7,435,536
Gross profit...............      538,735    1,764,026   1,783,686    1,903,288
Operating income (loss)....     (403,562)     395,010     288,291     (963,375)
Income (loss) before taxes.    3,183,393      528,989     249,234   (1,173,478)
Net income (loss)..........    3,183,393      528,989     249,234   (1,173,478)
Pro forma net income
 (loss)....................    2,005,393      332,989     153,234     (735,478)
Net income (loss) per share
  Basic....................  $      0.17  $      0.03 $      0.01  $     (0.06)
  Diluted..................  $      0.17  $      0.03 $      0.01  $     (0.06)
Pro forma net income (loss)
 per share
  Basic....................  $      0.11  $      0.02 $      0.01  $     (0.04)
  Diluted..................  $      0.11  $      0.02 $      0.01  $     (0.04)