Form 10-Q
period 1998-04-05
FRIEDE GOLDMAN INTERNATIONAL INC
filed 1998-05-15
CIK 1039780

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 5, 1998.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO        .

COMMISSION FILE NUMBER 0-22595

                       FRIEDE GOLDMAN INTERNATIONAL INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 72-1362492
   (STATE OR OTHER JURISDICTION OF                   (I.R.S.EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.

                       525 E. CAPITOL STREET, SUITE 402
                          JACKSON, MISSISSIPPI 39201
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                (601) 352-1107
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares of the Registrant's common stock, par value $.01 per
share outstanding at May 13, 1998 was     shares.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       FRIEDE GOLDMAN INTERNATIONAL INC.

                               TABLE OF CONTENTS

                                                                          PAGES
                                                                          -----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements...........................................    1
    Consolidated Balance Sheets as of December 31, 1997 and April 5,
     1998................................................................    1
    Consolidated Statements of Operations for the three months ended
     March 31, 1997 and
     April 5, 1998.......................................................    2
    Consolidated Statements of Cash Flows for the three months ended
     March 31, 1997 and
     April 5, 1998.......................................................    3
    Notes to Consolidated Financial Statements...........................    5
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations.................................................    8
    Forward Looking Statements...........................................   13
PART II. OTHER INFORMATION...............................................   14
  Item 5. Other Information..............................................   14
  Item 6. Exhibits and Reports on Form 8-K...............................   14
    Signatures...........................................................   15

                       FRIEDE GOLDMAN INTERNATIONAL INC.

                          CONSOLIDATED BALANCE SHEETS

                                                     DECEMBER 31,   APRIL 5,
                                                         1997         1998
                                                     ------------ ------------
                       ASSETS
                       ------                                     (UNAUDITED)
Current assets:
  Cash and cash equivalents......................... $ 57,038,036 $ 34,647,413
  Accounts receivable...............................   20,568,194   61,692,569
  Inventory and stockpiled materials................    5,216,651   19,633,078
  Costs and estimated earnings in excess of billings
   on uncompleted contracts.........................           --      548,000
  Restricted escrowed funds.........................   14,383,929   11,903,922
  Prepaid expenses and other........................      607,448    3,312,309
                                                     ------------ ------------
    Total current assets............................   97,814,258  131,737,291
Property, plant and equipment, net of accumulated
 depreciation.......................................   11,816,664   88,653,553
Restricted escrowed funds...........................   10,433,071           --
Construction in Progress............................   17,934,877   31,968,820
Intangibles and other assets........................    4,556,542    5,926,707
                                                     ------------ ------------
    Total assets.................................... $142,555,412 $258,286,371
                                                     ============ ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Short-term debt, including current portion of
   long-term debt................................... $    493,829 $  7,760,276
  Accounts payable, trade...........................   11,507,108   33,382,964
  Accrued expenses..................................    3,803,587   15,597,045
  Billings in excess of costs and estimated earnings
   on uncompleted contracts.........................   36,487,735   48,820,026
                                                     ------------ ------------
    Total current liabilities.......................   52,292,259  105,560,311
                                                     ------------ ------------
Deferred income tax liability.......................      691,000      691,000
Long-term debt, less current maturities.............   25,766,929   32,844,200
                                                     ------------ ------------
    Total liabilities...............................   78,750,188  139,095,511
                                                     ------------ ------------
Deferred government subsidy, net of accumulated
 amortization.......................................           --   48,911,636
                                                     ------------ ------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock; $0.01 par value; 5,000,000 shares
   authorized; no shares issued and outstanding.....           --           --
  Common stock; par value $0.01; 125,000,000 shares
   authorized; 24,405,042 and 24,492,793 shares
   issued and outstanding at December 31, 1997 and
   April 5, 1998....................................      244,050      244,927
  Additional paid-in capital........................   49,501,707   50,093,271
  Retained earnings.................................   14,059,467   20,797,482
  Foreign currency translation adjustment...........           --     (856,456)
                                                     ------------ ------------
    Total stockholders' equity......................   63,805,224   70,279,224
                                                     ------------ ------------
    Total liabilities and stockholders' equity...... $142,555,412 $258,286,371
                                                     ============ ============

   The accompanying notes are an integral part of these financial statements.

                       FRIEDE GOLDMAN INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED
                                                       ------------------------
                                                        MARCH 31,    APRIL 5,
                                                          1997         1998
                                                       -----------  -----------
Revenue............................................... $18,654,636  $68,751,285
Cost of revenue.......................................  12,799,897   50,128,962
                                                       -----------  -----------
  Gross profit........................................   5,854,739   18,622,323
                                                       -----------  -----------
Selling, general and administrative expenses..........   2,622,481    7,618,434
                                                       -----------  -----------
  Operating income....................................   3,232,258   11,003,889
                                                       -----------  -----------
Other income (expense):
  Interest expense....................................    (201,360)    (166,795)
  Interest income.....................................      81,527      517,805
  Gain on sale or distribution of assets..............   1,378,842           --
  Other...............................................      66,249     (203,258)
                                                       -----------  -----------
    Total other income (expense)......................   1,325,258      147,752
                                                       -----------  -----------
    Income before tax.................................   4,557,516   11,151,641
    Income tax provision..............................          --   (4,413,626)
                                                       -----------  -----------
Net income............................................   4,557,516  $ 6,738,015
                                                                    ===========
Pro forma income tax provision........................  (1,685,000)
                                                       -----------
Pro forma net income.................................. $ 2,872,516
                                                       ===========
Earnings per share
  Basic............................................... $      0.25  $      0.28
                                                       ===========  ===========
  Diluted............................................. $      0.25  $      0.27
                                                       ===========  ===========
Pro forma earnings per share
  Basic............................................... $      0.16
                                                       ===========
  Diluted............................................. $      0.16
                                                       ===========
Weighted average shares:
  Basic...............................................  18,400,000   24,446,059
  Diluted.............................................  18,400,000   25,182,769

   The accompanying notes are an integral part of these financial statements.

                       FRIEDE GOLDMAN INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        THREE MONTHS ENDED
                                                     -------------------------
                                                      MARCH 31,     APRIL 5,
                                                        1997          1998
                                                     -----------  ------------
                                                           (UNAUDITED)
Cash flows from operating activities:
  Net income........................................ $ 4,557,516  $  6,738,015
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization...................     215,080       601,259
    Compensation expense related to stock issued to
     employees......................................     475,000       161,775
    Gain on sale of assets..........................  (1,430,969)           --
    Net increase (decrease) in billings related to
     costs and estimated earnings on uncompleted
     contracts......................................   2,788,972   (3,132,055)
    Net effect of changes in assets and liabilities:
      Restricted certificates of deposit............   3,544,934            --
      Accounts receivable...........................  (7,022,369)  (20,576,445)
      Inventory and stockpiled materials............    (175,277)     (106,803)
      Prepaid expenses and other assets.............    (509,469)   (2,502,020)
      Accounts payable and accrued expenses.........   2,908,805     8,531,676
                                                     -----------  ------------
        Net cash provided by (used in) operating
         activities.................................   5,352,223  (10,284,598)
Cash flows from investing activities:
  Capital expenditures for plant and equipment......  (1,357,942)  (26,244,675)
  Acquisition of French holding company.............          --   (25,065,000)
  Cash acquired upon acquisition of French holding
   company..........................................          --    18,771,517
  Proceeds from sale of property, plant and
   equipment........................................     395,521            --
  Payments received on sales-type lease.............     185,189        49,592
                                                     -----------  ------------
        Net cash used in investing activities....... $  (777,232) $(32,488,566)
                                                     ===========  ============


   The accompanying notes are an integral part of these financial statements.

                       FRIEDE GOLDMAN INTERNATIONAL INC.

                                                        THREE MONTHS ENDED
                                                      ------------------------
                                                       MARCH 31,    APRIL 5,
                                                         1997         1998
                                                      -----------  -----------
                                                            (UNAUDITED)
Cash flows from financing activities:
  Proceeds from sale of common stock................. $        --  $   430,666
  Net borrowings (repayments) under lines of credit..  (2,227,960)          --
  Proceeds from borrowings under debt facilities.....     290,212   20,808,331
  Repayments on borrowings under debt facilities.....  (1,664,962)          --
  Distributions to stockholders......................    (386,602)          --
                                                      -----------  -----------
Net cash provided by (used in) financing activities..  (3,989,312)  21,238,997
                                                      -----------  -----------
Effect of exchange rate changes in cash..............          --     (856,456)
                                                      -----------  -----------
Net increase in cash and cash equivalents............     585,679   22,390,623
Cash and cash equivalents at beginning of year.......   1,509,876   57,038,036
                                                      -----------  -----------
Cash and cash equivalents at end of period........... $ 2,095,555  $34,647,413
                                                      ===========  ===========
Supplemental disclosure of cash flow information--
  Cash paid during the period for interest........... $   204,278  $   138,326
                                                      ===========  ===========
  Issuance of common stock or options as
   compensation...................................... $   475,000  $        --
                                                      ===========  ===========
  Non-cash distributions of property to stockholders. $ 1,641,000  $        --
                                                      ===========  ===========
  Assumption of note payable by stockholder.......... $   198,000  $        --
                                                      ===========  ===========
  Distribution of marketable securities to
   stockholder to satisfy note payable............... $ 1,400,000  $        --
  Estimated fair value of non-cash assets acquired in
   acquisition of Canadian company................... $        --  $49,462,096
                                                      ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                       FRIEDE GOLDMAN INTERNATIONAL INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, INITIAL PUBLIC OFFERING AND STOCK SPLIT

  The consolidated financial statements include the accounts of Friede Goldman International Inc. and its wholly-owned subsidiaries, HAM Marine, Inc. ("HAM"), Friede & Goldman, Ltd. ("Friede & Goldman"), Friede Goldman Offshore ("FGO"), Friede Goldman Newfoundland ("FGN"), and Friede Goldman France ("FGF") (collectively referred to as the "Company").

  In July 1997, the Company completed an initial public offering (the "Offering") of its common stock. In connection with the Offering, the Company sold 3,002,521 (6,005,042 after the 2 for 1 stock split discussed below) shares of its common stock for net proceeds of approximately $46.7 million.

  In September 1997, the Company declared a 2 for 1 stock split, effective October 16, 1997 for stockholders of record as of October 1, 1997. Unless otherwise indicated, all share and per share data have been restated to reflect the effects of the 2 for 1 split.

2. CHANGE IN INTERIM REPORTING PERIODS

  Effective January 1, 1998, the Company adopted a 13-week quarterly reporting period by which the fiscal year is divided into four 13-week periods ending on the last Sunday in each period. The fiscal year-end will continue to be December 31. Accordingly, for calendar year 1998, quarterly periods will end on April 5, July 5, October 4 and December 31. This change in reporting periods was made to allow the close of interim financial reporting periods to coincide with the close of direct labor reporting periods. The change will have no impact on annual results of operations and will have an immaterial impact on interim results.

3. QUARTERLY FINANCIAL INFORMATION

  The information presented as of April 5, 1998 and for the three-month periods ended April 5, 1998 and March 31, 1997 is unaudited. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of April 5, 1998 and the results of its operations and its cash flows for the three-month periods ending April 5, 1998 and March 31, 1997.

  In the opinion of management, the financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements have been condensed or omitted.

  The results of operations for the three-month period ended April 5, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

4. SIGNIFICANT ACCOUNTING POLICIES

 Income Taxes

  Prior to June 15, 1997, the Company was an S Corporation for Federal and state income tax purposes, and as a result, was not subject to income taxes. On June 15, 1997, such S Corporation status was terminated. The pro forma income tax provision is the result of the application of a combined Federal and state rate (37%) to income before income taxes for periods prior to termination of S Corporation status.

                       FRIEDE GOLDMAN INTERNATIONAL INC.

 Earnings Per Share

  In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which simplifies the computation of earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period EPS data presented. Under SFAS No. 128, the Company computes two earnings per share amounts--basic EPS and diluted EPS. Basic EPS is calculated based on the weighted average number of shares of common stock outstanding for the periods presented. Diluted EPS is based on the weighted average number of shares of common stock outstanding for the periods, including dilutive potential common shares which reflect the dilutive effect of the Company's stock options. Dilutive common equivalent shares for the three months ended April 5, 1998 were 736,710, all attributable to stock options. There were no common equivalent shares outstanding during the three months ended March 31, 1997.

 Foreign Currency Translation

  The financial statements of subsidiaries outside the United States, (Canada and France, see Note 5), are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included as a separate component of stockholders' equity. Income and expense items are translated at average monthly rates of exchange during the period.

5. ACQUISITIONS

  In January 1998, the Company purchased the assets of Newfoundland Ocean Enterprises Ltd. of Marystown Newfoundland ("Marystown"), a steel fabrication and marine construction concern with operations similar to those of the Company. The acquisition was effected pursuant to a Share Purchase Agreement, dated January 1, 1998 (the "Share Purchase Agreement"). Under the terms of the Share Purchase Agreement, the Company paid a purchase price of US $1 (one dollar). However, the Share Purchase Agreement also provides that, among other things, the Company (i) maintain a minimum of 1.2 million man-hours (management, labor, salaried and hourly) for each of the 1998, 1999 and 2000 calendar years, (ii) undertake certain capital improvements at the acquired shipyards and (iii) pay to the sellers fifty percent (50%) of net after tax profit of Marystown for the twelve-month period ending March 31, 1998 (which amount is not material). The Company has also indicated its intent to invest C$5 million to C$15 million (approximately US $3 million to US $10 million) to maintain and expand the business. The Share Purchase Agreement provides that the Company will pay to the Seller liquidated damages of C$10 million (approximately US$7 million) in 1998 and C$5 million (approximately US$3 million) in 1999 and 2000 in any of such years in which the minimum number of man-hours described above is not attained. The assets acquired have been recorded at their estimated fair values of approximately US $49.5 million. The difference between the fair value of the acquired assets and the $1 consideration was recorded as a deferred government subsidy which is being amortized over the lives of the assets. In addition the sellers guaranteed that at the time of acquisition working capital of Marystown would be at least C$2.5 million (approximately US$1.7 million). At the purchase date the Company recorded an additional deferred subsidy of US$1.8 million for the contribution by Marystown to bring working capital to its contractually required amount.

  Effective February 5, 1998, the Company, through its wholly-owned subsidiary, Friede Goldman France, S.A.S., ("FGF') a French par actions simplifee, acquired all of the issued and outstanding shares of a French holding company and its French subsidiaries, for a cash payment of approximately $25 million. The operating subsidiaries of the holding company operate facilities in Carquefou and Lanveoc, France. The subsidiaries primarily design and manufacture deck machinery that include mooring, anchoring and cargo handling equipment; rack-and-pinion jacking systems used on offshore drilling platforms; trawl and draw net winches for

                       FRIEDE GOLDMAN INTERNATIONAL INC.

fishing vessels; and hydraulic power and rack-and-pinion steering systems used in all types of vessels. The purchase price has been preliminarily allocated to net current assets of $7.7 million and land, building and machinery in the amount of $17.3 million.

  The following summarized income statement data reflects the impact which the acquisitions would have had on the company's results of operations had the transactions taken place as of the beginning of the periods presented:

                                                              PRO FORMA RESULTS
                                                                FOR THE THREE
                                                                MONTHS ENDED
                                                              -----------------
                                                              MARCH 31,  APRIL
                                                                1997    5, 1998
                                                              --------- -------
                                                               (IN THOUSANDS,
                                                              EXCEPT PER SHARE
                                                                   AMOUNT)
      Revenues...............................................  $38,092  $72,143
      Operating income.......................................    4,605   11,791
      Net income.............................................    4,396    6,778
      Earning per common share--Basic........................     0.24     0.28
      Earnings per common share--Diluted.....................     0.24     0.27

  The initial purchase allocations for both of the acquisitions were based on preliminary appraisals of the fair values of assets and liabilities acquired pending development of more detailed appraisals and assessments by management. As a result, final purchase price allocations may differ from current allocations.

6. NEW ACCOUNTING PRONOUNCEMENTS

  During 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement is effective for fiscal years beginning after December 15, 1997. Reconciliation of net income to comprehensive income for the three months ended April 5, 1998 is as follows:

      Net Income.................................................... $6,738,015
      Other comprehensive income, net of tax
        Foreign currency translation................................   (856,456)
                                                                     ----------
      Comprehensive Income.......................................... $5,881,559
                                                                     ==========

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

  Due to increased demand for its services, the Company's backlog has increased from $66.9 million at March 31, 1997 to $407.0 million at April 5, 1998. To accommodate this increased demand, the Company has leased additional acreage adjacent to HAM's existing shipyard in Pascagoula, Mississippi that provides it with additional dock space and covered fabrication capacity and has increased HAM's workforce from approximately 300 employees at December 1, 1996 to approximately 1,500 employees at April 5, 1998. In addition, the Company has commenced construction of a state-of-the-art shipyard that will be capable of constructing new offshore drilling rigs and production units as well as converting retrofitting and repairing existing offshore drilling rigs and production units. The new facility (the "Greenwood Island Facility") is expected to be completed in the second half of 1998.

  Further, in January 1998 the Company acquired substantially all of the operating assets of a shipyard and fabrication facility in Marystown, Newfoundland (the "Marystown Facility"). The Marystown Facility is expected to be used to expand the Company's capacity for new construction as well as retrofit and repair of offshore drilling rigs and production units. Also, in February 1998, the Company acquired a company located near Nantes, France, that designs and manufactures mooring, anchoring, rack-and-pinion jacking systems and cargo handling equipment. This additional capacity is expected to help the Company in meeting the anticipated increase in demand for such equipment as components of new and modified offshore drilling rigs.

  The addition of such facilities and capacity and the related increase in workforce will cause a significant increase in the Company's costs due to increased labor, lease rental and depreciation and amortization expenses. Selling, general and administrative expense and interest expense are also expected to increase as a result of these business growth activities. Management expects that the increase in such costs will directly correlate to anticipated increases in revenue from increased construction, conversion, retrofit and repair activity. If such activity does not increase to the extent management anticipates, the Company's gross profit, operating income and net income could be adversely impacted by such increased costs.

  At April 5, 1998, the Company had paid approximately $2.6 million, consisting primarily of a deposit for the manufacture of certain jackup rig components in anticipation of being awarded a contract to build one or more new jackup rigs. The Company has plans to build such components with a total estimated cost of approximately $12 million. As of April 5, 1998, the Company had not been awarded any contracts for construction of new jackup rigs; however, management of the Company believes that contracts will be secured that will utilize these components.

  For the last several years, substantially all of the Company's Pascagoula, MS work force was leased to the Company by employee leasing companies serving the Company exclusively. All employee leasing arrangements were terminated as of May 18, 1997, and the Company now directly employs its employees at levels of wages and benefits substantially equivalent to those formerly provided by the employee leasing companies. Management of the Company believes that the costs of directly employing its laborers will be essentially the same as the historic cost of the employee leasing arrangement most recently terminated. In connection with the termination of employee leasing arrangements, the Company restructured its workmen's compensation insurance arrangements and utilizes a different carrier from that used by the employee leasing companies. Management of the Company believes that the change in workmen's compensation insurance arrangements and carriers will not result in costs which are significantly different than those which would have been incurred under the previous arrangements.

  The Company generally performs conversion, retrofit and repair services pursuant to contracts that provide for a portion of the work to be performed on a fixed-price basis and a portion of the work to be performed on a cost-plus basis. In addition, the scope of the services to be performed with respect to a particular drilling rig often increases as the project progresses due to additional retrofits or modifications requested by the customer or additional repair work necessary to meet the safety or environmental standards established by the Coast Guard or other regulatory authorities. With respect to the fixed-price portions of a project, the Company receives the negotiated contract price, subject to adjustment only for change orders placed by the customer. As a result, under fixed price arrangements, the Company retains all cost savings but is also responsible for all cost over-runs. Under cost-plus arrangements, the Company receives specified amounts in excess of its direct labor and materials cost so that it is protected against cost overruns but does not benefit from cost savings. The cost and productivity of the Company's labor force are primary factors affecting the Company's operating profits. Accordingly, control by the Company of the cost and productivity of direct labor hours worked on its projects is essential. The Company believes that the access to information provided by its project management system allows it to effectively manage its current projects as well as to negotiate contracts on new projects on a profitable basis.

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

  The Company's revenue on contracts is earned on the percentage-of-completion method which is based upon the percentage that incurred costs to date, excluding the costs of any purchased but uninstalled materials, bear to total estimated costs. Accordingly, contract price and costs estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the accounting period in which the facts that require such adjustments become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are identified. Other changes, including those arising from contract penalty provisions and final contract settlements, are recognized in the period in which the revisions are determined. To the extent that these adjustments result in a reduction or elimination of previously reported profits, the Company would report such a change by recognizing a charge against current earnings, which might be significant depending on the size of the project or the adjustment. Cost of revenue includes costs associated with the fabrication process and can be further broken down between direct costs (such as direct labor hours and raw materials) allocated to specific projects and indirect costs (such as supervisory labor, utilities, welding supplies and equipment costs) that are associated with production but are not directly related to a specific project.

  Prior to June 15, 1997, HAM and Friede & Goldman (collectively referred to as the "Predecessors" of the Company) had operated as S Corporations for federal and state income tax purposes. As a result, the Predecessors paid no federal or state income tax, and their earnings were subject to tax directly at the stockholder level. On June 15, 1997, the stockholders of the Company and the Predecessors terminated the S Corporation status of such entities. As a result, the Company and each of the Predecessors became subject to corporate level income taxation following such termination, and the Company recorded a net deferred income tax liability through a charge to earnings of approximately $0.8 million in the second quarter of 1997 attributable primarily to the difference in financial reporting and tax reporting methods of accounting for depreciation and sales-type leases.

  In the past, the Predecessors made distributions to their stockholders in order to provide a cash return to them and to fund their federal and state income tax liability that resulted from the S Corporation status of the Predecessors. In accordance with this practice, one of the Predecessors made distributions prior to the completion of the Company's initial public offering. Such amount was based on the estimated federal and state income taxes payable by the stockholders of the Predecessors on the aggregate undistributed earnings of the Predecessors through the date of their election to terminate the S Corporation status of the Predecessors. In addition, in March 1997, one of the predecessors made a distribution to its stockholders of certain nonoperating assets that had a fair market value of approximately $1.6 million in the aggregate. One of the Predecessors also distributed to its stockholders (i) cash of approximately $0.7 million received by such Predecessor in June 1997 in settlement of claims for unpaid amounts related to a project completed prior to 1997 and (ii) marketable securities having a fair value of approximately $6.4 million. In connection with the distribution of marketable securities, such stockholders assumed the related margin account indebtedness of approximately $2.7 million.

RESULTS OF OPERATIONS

 Comparison of the Three Month Periods Ended April 5, 1998 and March 31, 1997

  During the three months ended April 5, 1998, the Company generated revenue of $68.8 million, an increase of 267%, compared to the $18.7 million generated for three months ended March 31, 1997. This increase was caused primarily by an increase in demand for conversion and retrofit services and a general increase in the size of the conversion and modification projects in 1998 as compared to 1997.

  Cost of revenue was $50.1 million for the three months ended April 5, 1998 compared to $12.8 million for the three months ended March 31, 1997, resulting in an increase in gross profit from $5.9 million for the three months ended March 31, 1997 to $18.6 million in the three months ended April 5, 1998. The decrease in gross profit as a percentage of revenues can be attributed primarily to smaller margin percentages earned by the Company on contracts assumed upon the acquisition of the Marystown Facility. Commitments under such contracts are expected to be completed prior to the end of 1998. In addition, management anticipates that gross margins, as a percentage of revenues, may be lower on significantly larger projects such as the completion or new construction of jack up and semisubmersible drilling rigs than margins currently being achieved on the major retrofit and conversion projects. Such lower gross margin percentages result from a higher dollar volume of lower margin material and subcontract costs included in contract costs, and from a greater portion of the total project being performed on a fixed price basis. Gross margins on repair and retrofit projects also vary based on, among other things, the size of the project undertaken. Of the Company's $407 million backlog at April 5, 1998, $137 million is attributable to fixed price contracts for completion or construction of new rigs.

  Selling, general and administrative expenses (SG&A expenses) were $7.6 million in the three months ended April 5, 1998 compared to $2.6 million for the three months ended March 31, 1997. The increase in SG&A expenses reflects an increase in sales and administrative workforce and facilities due to overall growth of the Company's business and costs associated with acquisition activity and being a publicly held corporation.

  Operating income increased by $7.8 million from the three months ended March 31, 1997 to $11.0 million for the three months ended April 5, 1998 primarily as a result of increased revenue and gross profit discussed in the preceding paragraphs.

  During the three months ended March 31, 1997, the Company realized gains of approximately $1.4 million as a result of the distribution of certain appreciated assets not used in the business to the stockholder of one of the Predecessors.

  The provision for income taxes for the three months ended April 5, 1998 reflects a combined Federal and State income tax rate of approximately 39.6%. Foreign taxes for the period are not material. The pro forma provision for income taxes for the three months ended March 31, 1997 is the result of the application of a combined federal and state tax rate of 37% to estimated taxable income for the period prior to termination of S Corporation status during which the Company was not subject to Federal Income Tax.

LIQUIDITY AND CAPITAL RESOURCES

  Historically, the Company has financed its business activities through funds generated from operations, a credit facility secured by accounts receivable, and long-term borrowings secured by assets purchased with proceeds from such borrowings. Net cash provided by operations was $5.4 for the three months ended March 31, 1997 while cash flow used in operations was $10.3 million for the three months ended April 5, 1998. In December 1997, the Company received cash deposits of $27.4 million related to two significant rig contracts. During the three months ended April 5, 1998, this cash was utilized in connection with contract activity. Also, accounts receivable and inventory related to contracts as of April 5, 1998 have increased significantly over amounts outstanding at December 31, 1997 due to several large projects being in progress. As a result, cash flows provided by operations was negative for the three months ended April 5, 1998. Net borrowings (repayments) from all credit arrangements, excluding the MARAD arrangement discussed below, were ($3.6) million for the three months ended April 5, 1998. The Company retired substantially all of its then outstanding debt subsequent to receipt of the proceeds of its initial public offering.

  During the three months ended April 5, 1998, the Company incurred approximately $26.2 million in capital expenditures primarily related to the overall expansion of the Company's business activities. Approximately $14.0 million was expended for facilities and related equipment for the new Greenwood Island Facility and $12.2 million related to additional equipment. In addition, approximately $25 million was expended for the acquisition of the Company's French subsidiary. These capital expenditures were funded from 1997 operating cash flow, proceeds from the initial public offering, the MARAD arrangement and an additional $8 million debt facility discussed below.

  In March 1997, HAM entered into a new credit facility (the "Credit Facility") which provided for borrowings of up to $10.0 million, subject to a borrowing base limitation equal to 80% of eligible receivables. The Credit Facility is secured by contract-related receivables. In connection with obtaining the Credit Facility, HAM Marine repaid all outstanding indebtedness under the provisions of the existing credit facility and such facility was terminated. In November 1997, the borrowing capacity under the Credit Facility was increased to $20.0 million. At April 5, 1998, there was no outstanding balance under the Credit Facility and the borrowing base amount was $20.0 million. Borrowings under the Credit Facility bear interest equal to the lender's prime lending rate plus 1/2% per annum. At April 5, 1998, the interest rate under the Credit Facility was 8.1875% per annum. The Credit Facility contains a number of restrictions, including a provision which would prohibit the payment of dividends by HAM to the Company in the event that HAM defaults under the terms of the facility. In addition, the Company must maintain certain minimum net worth and working capital levels and ratios and debt to equity ratios. The Company was not in compliance with one of the working capital ratio provisions of the Credit Facility debt agreement; however, the Bank waived the compliance requirement for this working capital ratio.

  As an additional source of borrowing capacity, the United States Maritine Administration ("MARAD") has provided its guarantee for $24.8 million of bonds issued by the Company. The proceeds from the sale of MARAD guaranteed bonds must be used only for capital expenditures relating to the costs of constructing and equipping the Company's new Greenwood Island Facility. In November 1997, $24.8 million of proceeds from the MARAD arrangement were placed in escrow for use by the Company upon completion of documentation that qualifying expenditures had been made. As of April 5, 1998, the Company had received reimbursement from the escrow in the amount of $14.4 million and had incurred costs sufficient to obtain reimbursements for the remaining $11.9 million in escrow.

  During the three months ended April 5, 1998, the Company entered into an $8 million equipment financing arrangement for the purchase of a floating dry dock. Amounts borrowed bear interest at 7.05% and are to be repaid in quarterly installments of $500,000 plus interest through March 2002.

  The Company is also in the process of arranging for the private placement of approximately $17 million in debt securities through the Mississippi Business Finance Corporation. The proceeds will be used to reimburse the Company for amounts expended for equipment to be utilized at the Company's two Pascagoula, Mississippi shipyard facilities. The Company expects placement of the securities to be completed by the end of the second quarter of 1998.

  In July 1997, the Company completed an initial public offering (the "Offering") of 6,005,042 shares of its common stock for net proceeds of approximately $46.7 million. Proceeds from the Offering have been used to finance a portion of the Company's expansion of its Pascagoula shipyard, the new Greenwood Island facility, the acquisition of the French operations and for working capital.

  Management believes that the net proceeds from the Offering, cash generated by operating activities, and funds available under its various credit facilities will be sufficient to fund the construction of the new shipyard, its other capital expenditure requirements, and its working capital needs at current levels of activity. While management of the Company has historically been able to manage cash flow from construction contracts in such a manner as to minimize the need for short-term contract related borrowings, additional debt financing or equity financing may be required in the future if the Company significantly increases its conversion, retrofit and repair business or obtains orders to construct new drilling rigs or production units. Although the Company believes that, under such circumstances, it would be able to obtain additional financing, there can be no assurance that any additional debt or equity financing will be available to the Company for these purposes or, if available, will be available on terms satisfactory to the Company.

  At April 5, 1998, the Company had incurred costs of approximately $1.3 million related to a hull for a semisubmersible drilling rig that is owned by a third party. Such costs were incurred in anticipation of a formal arrangement for completion of the rig. The Company is considering various options for formal arrangements related to the hull, including completing the rig in exchange for an equity interest in the rig, securing a contract for completion and sale of the rig, or other options.

  As noted above, the Company has experienced rapid growth during the past year. Contract revenues increased from $18.7 million for the three months ended March 31, 1997 to $68.8 million for the three months ended April 5, 1998. During 1997 construction was begun on the Greenwood Island Facility; the MARAD financing arrangement was consummated; an initial public offering of common stock was completed and the Company's backlog increased significantly. Also, unlike prior operations, the Company has incurred costs related to construction or fabrication of rig components for which no specific customer has committed. In addition, in early 1998, the Company completed the acquisition of foreign entities in Canada and France. These changes in and significant expansion of the Company's operation, expose the Company to additional business and operating risks and uncertainties.

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

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 will require the company to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. SFAS No. 130 was adopted in the quarter ended April 5, 1998.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," which is effective for periods beginning after December 15, 1997. SFAS No. 131 will require the Company to report financial and descriptive information about its operating segments.

                          FORWARD LOOKING STATEMENTS

  This Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q, are forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including (i) risks of reduced levels of demand for the Company's products and services resulting from reduced levels of capital expenditures of oil and gas companies relating to offshore drilling and exploration activity and reduced levels of capital expenditures of offshore drilling contractors, which levels of capital expenditures may be affected by prevailing oil and natural gas prices, expectations about future oil and natural gas prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions, the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development and production activities, and other factors, (ii) risks related to expansion of operations, either at its shipyards or one or more other locations, (iii) operating risks relating to conversion, retrofit and repair of drilling rigs, new construction of drilling rigs and production units and the design of new drilling rigs, (iv) contract bidding risks, (v) risks related to dependence on significant customers, (vi) risk related to the failure to realize the level of backlog estimated by the Company due to determinations by one or more customers to change or terminate all or portions of projects included in such estimation of backlog and (vii) risks related to regulatory and environmental matters. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct.

PART II--OTHER INFORMATION

ITEM 5. OTHER INFORMATION

 Change in Interim Reporting Periods

  Effective January 1, 1998, the Company adopted a 13-week quarterly reporting period by which the fiscal year is divided into four 13-week periods ending at the last Sunday in each period. See Note 2 to Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

  (a) Exhibits

     11.1 Computation of Earnings per Share
     27   Financial Data Schedule

  (b) Reports of Form 8-K

    --Current Report on Form 8-K, dated as of January 16, 1998, as amended on Form 8-K/A, dated as of March 17, 1998.

    --Current Report on Form 8-K, dated as of February 18, 1998, as amended on Form 8-K/A, dated as of April 21, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Pascagoula, State of Mississippi, on the 14th day of May, 1998.

                                          FRIEDE GOLDMAN INTERNATIONAL INC.

                                                   /s/ Marshall Lynch
                                          By:__________________________________
                                             Marshall Lynch
                                             Chief Financial Officer

                                 EXHIBIT INDEX

              PAGE
              ----
Exhibit 11.1
Exhibit 27