Form 10-Q
period 1998-07-05
FRIEDE GOLDMAN INTERNATIONAL INC
filed 1998-08-14
CIK 1039780

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

(Mark One)
x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 07/05/98

                                       OR
o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-22595


                        Friede Goldman International Inc.
             (Exact name of Registrant as specified in its charter)

                Delaware                                72-1362492
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                            525 East Capitol Street
                           Jackson, Mississippi 39201
              (Address of principal executive offices) (Zip code)

                                 (601) 352-1107
               (Registrant's telephone number including area code)

Not applicable (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Common Stock, $.01 par value                                 24,492,797

                                   Friede Goldman International Inc.

                                          Table of Contents



                                                                                               Page No.
                                                                                               --------
Part I.  Financial Information

         Item 1. Financial Statements                                                             1
                 Consolidated Balance Sheets as of December 31, 1997 and
                   July 5, 1998                                                                   1
                 Consolidated Statements of Operations for the three-month and six-month
                   periods ended June 30, 1997 and July 5, 1998                                   2
                 Consolidated Statements of Cash Flows for the six-month periods
                   ended June 30, 1997 and July 5, 1998                                           3
                 Notes to Consolidated Financial Statements                                       5

         Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                      9

Part II. Other Information

         Item 1. Legal Proceedings                                                               15
         Item 4. Submission of Matters to a Vote of Security Holders                             15
         Item 5. Other Information                                                               16
         Item 6. Exhibits and Reports on Form 8-K                                                17
                        Signatures

                                  FRIEDE GOLDMAN INTERNATIONAL INC.

                                     CONSOLIDATED BALANCE SHEETS



                                                                           December 31,           July 5,
                                                                              1997                 1998
                                                                         --------------       --------------
                                ASSETS
                                ------
Current assets:
  Cash and cash equivalents                                              $  57,038,036        $  37,012,992
  Accounts receivable                                                       20,568,194           72,714,878
  Inventory and stockpiled materials                                         5,216,651           20,504,529
  Costs and estimated earnings in excess of billings on uncompleted
    contracts                                                                        -               10,000
  Restricted escrowed funds                                                 14,383,929            6,552,331
  Prepaid expenses and other                                                   607,448            5,604,728
                                                                         --------------       --------------
     Total current assets                                                   97,814,258          142,399,458

Property, plant and equipment, net of accumulated depreciation              11,816,664          108,939,505
Restricted escrowed funds                                                   10,433,071              165,843
Construction in progress                                                    17,934,877           16,662,768
Investment in unconsolidated subsidiary                                        907,957           12,825,000
Intangibles and other assets                                                 3,648,585           13,068,157
                                                                         --------------       --------------
     Total assets                                                        $ 142,555,412        $ 294,060,731
                                                                         ==============       ==============


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
Current liabilities:
  Short-term debt, including current portion of long-term debt           $     493,829        $  12,490,363
  Accounts payable, trade                                                   11,507,108           59,357,550
  Accrued expenses                                                           3,803,587           14,722,372
  Billing in excess of costs and estimated earnings on uncompleted
    contracts                                                               36,487,735           49,093,058
                                                                         --------------       --------------
     Total current liabilities                                              52,292,259          135,663,343
Deferred income tax liability                                                  691,000              691,000
Long-term debt, less current maturities                                     25,766,929           31,203,628
                                                                         --------------       --------------
     Total liabilities                                                      78,750,188          167,557,971
                                                                         --------------       --------------
Deferred government subsidy, net of accumulated amortization                         -           47,382,584
Commitments and contingencies
Stockholders' equity:
  Preferred stock;$0.01 par value; 5,000,000 shares authorized; no
    shares issued and outstanding                                                    -                    -
  Common stock; par value $0.01; 125,000,000 shares authorized;
    24,405,042 and 24,492,797 shares issued and outstanding at
    December 31, 1997 and July 5, 1998                                         244,050              244,927
  Additional paid-in capital                                                49,501,707           50,235,676
  Retained earnings                                                         14,059,467           28,444,377
  Foreign currency translation adjustment                                            -              195,196
                                                                         --------------       --------------
     Total stockholders' equity                                             63,805,224           79,120,176
                                                                         --------------       --------------
     Total liabilities and stockholders' equity                          $ 142,555,412        $ 294,060,731
                                                                         ==============       ==============


                                        The accompanying  notes are
                               an integral part of these financial statements.

                                        FRIEDE GOLDMAN INTERNATIONAL INC.

                                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three months ended                 Six months ended
                                                   ------------------------------    -------------------------------
                                                      June 30,          July 5,         June 30,         July 5,
                                                        1997             1998            1997             1998
                                                   -------------    -------------    -------------   ---------------
Revenue                                            $ 26,868,560     $ 88,596,854     $ 45,523,196    $  157,348,139
Cost of revenue                                      16,623,990       67,692,347       29,423,887       117,821,309
                                                   -------------    -------------    -------------   ---------------
  Gross profit                                       10,244,570       20,904,507       16,099,309        39,526,830
                                                   -------------    -------------    -------------   ---------------
Selling, general and administrative expenses          3,497,754        8,205,530        6,120,055        15,823,964
                                                   -------------    -------------    -------------   ---------------
  Operating income                                    6,746,816       12,698,977        9,979,254        23,702,866
                                                   -------------    -------------    -------------   ---------------
Other income (expense):
  Interest expense                                     (168,774)        (571,993)        (370,134)         (738,788)
  Interest income                                         3,592          856,870           85,119         1,374,675
  Gain on sale or distribution of assets              2,543,131                -        3,921,973                 -
  Litigation settlement                                 611,310                -          611,310                 -
  Other                                                 (13,961)        (339,749)          52,288          (543,007)
                                                   -------------    -------------    -------------   ---------------
     Total other income (expense)                     2,975,298          (54,872)       4,300,556            92,880
                                                   -------------    -------------    -------------   ---------------
     Income before tax                                9,722,114       12,644,105       14,279,810        23,795,746
     Income tax provision                             1,250,000        4,997,210        1,250,000         9,410,836
                                                   -------------    -------------    -------------   ---------------
Net income                                            8,472,114        7,646,895       13,029,810        14,384,910
Pro forma income tax provision                        2,295,000                -        3,980,000                 -
                                                   -------------    -------------    -------------   ---------------

Pro forma net income                               $  6,177,114     $  7,646,895     $  9,049,810    $   14,384,910
                                                   =============    =============    =============   ===============

Earnings per share:
  Basic                                            $       0.46     $       0.31     $       0.71    $         0.59
                                                   =============    =============    =============   ===============
  Diluted                                          $       0.46     $       0.31     $       0.71    $         0.58
                                                   =============    =============    =============   ===============

Pro forma earnings per share:
  Basic                                            $       0.34                      $       0.49
                                                   =============                     =============
  Diluted                                          $       0.34                      $       0.49
                                                   =============                     =============

Weighted average shares:
  Basic                                              18,400,000       24,492,793       18,400,000        24,471,213
                                                   =============    =============    =============   ===============
  Diluted                                            18,400,000       24,895,389       18,400,000        24,863,856
                                                   =============    =============    =============   ===============

                                        The  accompanying  notes are
                              an integral part of these financial statements.

                                            FRIEDE GOLDMAN INTERNATIONAL INC.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                              Six Months Ended
                                                                                    ----------------------------------
                                                                                      June 30,              July 5,
                                                                                       1997                  1998
                                                                                    -------------        -------------
Cash flows from operating activities:
  Net income                                                                        $ 13,029,810         $ 14,384,910
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                                       567,023            1,851,966
     Compensation expense related to stock issued to employees                           475,000              304,180
     (Gain) loss on sale of assets                                                    (3,921,973)             310,687
     Deferred income tax provision                                                       800,000                    -
     Net increase (decrease) in billings related to costs and
       estimated earnings on uncompleted contracts:                                    1,422,497           (2,454,922)
     Net effect of changes in assets and liabilities:
       Restricted certificates of deposit                                              4,651,964                    -
       Accounts receivable                                                           (11,774,886)         (31,758,942)
       Inventory and stockpiled materials                                             (1,384,000)            (874,690)
       Prepaid expenses and other assets                                                (621,195)          (4,285,774)
       Accounts payable and accrued expenses                                           6,935,582           34,556,957
                                                                                    --------------       --------------
          Net cash provided by operating activities                                   10,179,822           12,034,372
                                                                                    --------------       --------------
Cash flows from investing activities:
  Capital expenditures for plant and equipment                                        (4,492,166)         (45,371,512)
  Acquisition of French subsidiary                                                             -          (25,065,000)
  Cash acquired upon acquisition of French subsidiary                                          -           20,553,300
  Proceeds from sale of property, plant and equipment                                    395,521                    -
  Investment in unconsolidated subsidiary                                                      -          (11,917,043)
  Payments received on sales-type lease                                                  300,047               76,067
                                                                                    --------------       --------------
          Net cash used in investing activities                                     $ (3,796,598)       $ (61,724,188)
                                                                                    --------------       --------------

                                      The  accompanying  notes  are
                            an  integral  part  of  these financial statements.

                                     FRIEDE GOLDMAN INTERNATIONAL INC.



                                                                                              Six Months Ended
                                                                                     -----------------------------------

                                                                                        June 30,              July 5,
                                                                                          1997                  1998
                                                                                     --------------        -------------
Cash flows from financing activities:
  Proceeds from exercise of stock options                                            $           -         $    430,666
  Net borrowings under lines of credit                                                   3,170,855            7,680,813
  Proceeds from borrowings under debt facilities                                           468,203           28,544,610
  Repayments on borrowings under debt facilities                                        (6,446,853)          (7,186,513)
  Distributions to stockholders                                                         (4,821,248)                   -
                                                                                     --------------        -------------
Net cash provided by (used in) financing activities                                     (7,629,043)          29,469,576
                                                                                     --------------        -------------

Effect of currency translation adjustments                                                       -              195,196
                                                                                     --------------        -------------
Net decrease in cash and cash equivalents                                               (1,245,819)         (20,025,044)
Cash and cash equivalents at beginning of year                                           1,509,876           57,038,036
                                                                                     --------------        -------------
Cash and cash equivalents at end of period                                           $     264,057         $ 37,012,992
                                                                                     ==============        =============

Supplemental disclosure of cash flow information--
  Cash paid during the period for interest                                           $     430,000         $    346,489
                                                                                     ==============        =============

  Issuance of common stock  as compensation                                          $     475,000         $          -
                                                                                     ==============        =============

  Non-cash distributions of property to stockholders                                 $   1,641,000         $          -
                                                                                     ==============        =============

  Assumption of note payable by stockholder                                          $     198,000         $          -
                                                                                     ==============        =============

  Distribution of marketable securities to stockholder to satisfy note payable       $   1,400,000         $          -
                                                                                     ==============        =============

  Distribution of marketable securities to stockholders                              $   6,391,000         $          -
                                                                                     ==============        =============

  Assumption of margin account debt by stockholders                                  $   2,749,000         $          -
                                                                                     ==============        =============

  Estimated fair value of non-cash assets acquired in acquisition
    of Canadian company                                                              $           -         $ 49,462,096
                                                                                     ==============        =============


                                         The accompanying  notes are
                               an integral part of these financial statements.

                       FRIEDE GOLDMAN INTERNATIONAL INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.   ORGANIZATION, INITIAL PUBLIC OFFERING AND STOCK SPLIT

The consolidated financial statements include the accounts of Friede Goldman International Inc. and its wholly-owned subsidiaries, HAM Marine, Inc. ("HAM"), Friede & Goldman, Ltd. ("Friede & Goldman"), Friede Goldman Offshore Inc. ("FGO"), Friede Goldman Newfoundland Limited ("FGN"), Friede Goldman France S.A.S. ("FGF") and World Rig Leasing, Inc. ("WRL")(collectively referred to as the "Company").

In July 1997, the Company completed an initial public offering (the "Offering") of its common stock. In connection with the Offering, the Company sold 3,002,521 (6,005,042 after the 2 for 1 stock split discussed below) shares of its common stock for net proceeds of approximately $46.7 million.

In September 1997, the Company declared a 2 for 1 stock split, effective October 10, 1997 for stockholders of record as of October 1, 1997. Unless otherwise indicated, all share and per share data have been restated to reflect the effects of the 2 for 1 split.

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

3.   QUARTERLY FINANCIAL INFORMATION

The information presented as of July 5, 1998 and for the three-month and six-month periods ended July 5, 1998 and June 30, 1997 is unaudited. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of July 5, 1998 and the results of its operations for the three-month and six-month periods ending July 5, 1998 and June 30, 1997 and its cash flows for the six-month periods ending July 5, 1998 and June 30, 1997.

In the opinion of management, the financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements have been condensed or omitted.

The results of operations for the three-month and six-month periods ended July 5, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

4.   SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

Prior to June 15, 1997, the Company was an S Corporation for federal and state income tax purposes, and as a result, was not subject to income taxes. On June 15, 1997, such S Corporation status was terminated.

                        FRIEDE GOLDMAN INTERNATIONAL INC.

The pro forma income tax provision is the result of the application of a combined federal and state rate (37%) to income before income taxes for periods prior to termination of S Corporation status.

Earnings Per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which simplifies the computation of earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period EPS data presented. Under SFAS No. 128, the Company computes two earnings per share amounts--basic EPS and diluted EPS. Basic EPS is calculated based on the weighted average number of shares of common stock outstanding for the periods presented. Diluted EPS is based on the weighted average number of shares of common stock outstanding for the periods, including dilutive potential common shares which reflect the dilutive effect of the Company's stock options. Dilutive common equivalent shares for the three-month and six-month periods ended June 5, 1998 were 402,596 and 392,643 respectively, all attributable to stock options. There were no common equivalent shares outstanding during the three-month and six-month periods ended June 30, 1997.

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

5.   ACQUISITIONS

In January 1998, the Company purchased the assets of Newfoundland Ocean Enterprises Ltd. of Marystown, Newfoundland ("Marystown"), a steel fabrication and marine construction concern with operations similar to those of the Company. The acquisition was effected pursuant to a Share Purchase Agreement, dated January 1, 1998 (the "Share Purchase Agreement"). Under the terms of the Share Purchase Agreement, the Company paid a purchase price of US $1 (one dollar). However, the Share Purchase Agreement also provides that, among other things, the Company (i) maintain a minimum of 1.2 million man-hours (management, labor, salaried and hourly) for each of the 1998, 1999 and 2000 calendar years, (ii) undertake certain capital improvements at the acquired shipyards and (iii) pay to the sellers fifty percent (50%) of net after tax profit of Marystown for the twelve-month period ending March 31, 1998 (which amount was not material). The Company has also indicated its intent to invest C$5 million to C$15 million (approximately US $3 million to US $10 million) to maintain and expand the business. The Share Purchase Agreement provides that the Company will pay to the Seller liquidated damages of C$10 million (approximately US$7 million) in 1998 and C$5 million (approximately US$3 million) in 1999 and 2000 in any of such years in which the minimum number of man-hours described above is not attained. The assets acquired have been recorded at their estimated fair values of approximately US $49.5 million. The difference between the fair value of the acquired assets and the $1 consideration was recorded as a deferred government subsidy which is being amortized over the lives of the assets acquired. In addition the sellers guaranteed that at the time of acquisition working capital of Marystown would be at least C$2.5 million (approximately US$1.7 million). At the purchase date the Company recorded an additional deferred subsidy of US$1.8 million for the contribution by Marystown to bring working capital to its contractually required amount.

                            FRIEDE GOLDMAN INTERNATIONAL INC.

Effective February 5, 1998, the Company, through its wholly-owned subsidiary, Friede Goldman France, S.A.S., ("FGF") a French par actions simplifee, acquired all of the issued and outstanding shares of a French holding company and its French subsidiaries, for a cash payment of approximately $25 million. The operating subsidiaries of the holding company operate facilities in Carquefou and Lanveoc, France. The subsidiaries primarily design and manufacture deck machinery that includes mooring, anchoring and cargo handling equipment; rack-and-pinion jacking systems used on offshore drilling platforms; trawl and draw net winches for fishing vessels; and hydraulic power and rack-and-pinion steering systems used in all types of vessels. The purchase price has been preliminarily allocated to net current assets of $9.6 million and land, building and machinery in the amount of $6.6 million and goodwill of $8.8 million. Goodwill is being amortized over 25 years.

The following summarized income statement data reflects the impact which the acquisitions would have had on the Company's results of operations had the transactions taken place as of the beginning of the periods presented:



                                                 Pro Forma Results For
                                                 The Six Months Ended
                                         (In thousands, except per share amount)
                                         ---------------------------------------

                                               June 30, 1997   July 5, 1998
                                               -------------   ------------
     Revenues                                  $   88,741        $ 160,797

     Operating income                              10,731           23,920

     Net income                                    13,818           14,470

     Earning per common share - Basic                0.75             0.59

     Earnings per common share - Diluted             0.75             0.58

The initial purchase allocations for both of the acquisitions were based on preliminary appraisals of the fair values of assets and liabilities acquired pending development of more detailed appraisals and assessments by management. As a result, final purchase price allocations may differ from current allocations.


6.  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

At July 5, 1998, the Company had invested approximately $12.8 million in an unconsolidated subsidiary ("Ilion LLC") in which the Company currently owns a 50% equity interest. The Company's ownership interest in the Ilion LLC may be reduced to 30% if the other member (who is also the Company's largest customer) of the LLC exercises its option to convert a note receivable from Illion LLC into equity interest . Ilion LLC owns a hull for a semi-submersible drilling rig that requires substantial completion and outfitting. The Company and the other member of Ilion LLC are considering various options for formal arrangements related to the hull, including financing of its completion, securing a contract

                        FRIEDE GOLDMAN INTERNATIONAL INC.

for utilization or sale of the rig, or other options. Other than the initial purchase of the drilling rig hull, Ilion LLC has had no significant activity as of July 5, 1998. The Company's investment in Ilion LLC is accounted for using the equity method.

7.   NEW ACCOUNTING PRONOUNCEMENTS

During 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement is effective for fiscal years beginning after December 15, 1997. Reconciliation of net income to comprehensive income for the six-month period ended July 5, 1998 is as follows:


Net income                                                  $14,384,910
Other comprehensive income, net of tax
  Foreign currency translation                                  195,196
                                                            -----------
Comprehensive income                                        $14,580,106
                                                            ===========

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Given the Company's historically minimal use of these types of instruments, the Company does not expect a material impact on its statements from adoption of SFAF No. 133.

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS



Introduction

The Company's results of operations are affected primarily by conditions affecting offshore drilling contractors, including the level of offshore drilling activity by oil and gas companies. The level of offshore drilling activity is affected by a number of factors, including prevailing and expected oil and natural gas prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions and the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development and production activities. Despite recent declines in oil and natural gas prices, drilling activity in the Gulf of Mexico has generally increased over the past few years. This increase in drilling activity is generally attributable to a number of recent industry trends, including three-dimensional seismic mapping, directional drilling and other advances in technology that have increased drilling success rates and efficiency and have led to the discoveries of oil and gas in subsalt geological formations (which generally are located in depths of 300 to 800 feet of water) and deepwater areas of the Gulf of Mexico. In the deepwater areas where larger and more technically advanced drilling rigs are needed, increased drilling activity has increased demand for newly constructed semi-submersible drilling rigs and for retrofitting offshore drilling rigs.

Due to increased demand for its services, the Company's backlog has increased from $65 million at June 30, 1997 to $509 million at July 5, 1998. To accommodate this increased demand, the Company has leased additional acreage adjacent to HAM's existing shipyard in Pascagoula, Mississippi, that provides it with additional dock space and covered fabrication capacity. In addition, the Company has substantially completed construction of a state-of-the-art shipyard, also in Pascagoula, Mississippi, that is capable of constructing new offshore drilling rigs and production units as well as converting, retrofitting and repairing existing offshore drilling rigs and production units. The new facility (the "Greenwood Island Facility") began generating revenue in the first quarter of 1998. Further, the Company has increased its Pascagoula based workforce from approximately 300 employees at December 1, 1996 to approximately 2,400 employees at July 5, 1998.

 In January 1998 the Company acquired substantially all of the operating assets of a shipyard and fabrication facility in Marystown, Newfoundland (the "Marystown Facility"). The Marystown Facility expanded the Company's capacity for new construction as well as retrofit and repair of offshore drilling rigs and production units. Also, in February 1998, the Company acquired a company located near Nantes, France, that designs and manufactures mooring, anchoring, rack-and-pinion jacking systems and cargo handling equipment. This additional capacity is expected to help the Company in meeting the anticipated increase in demand for such equipment as components of new and modified offshore drilling rigs.

Due to general declines in oil and gas prices during the first half of 1998, demand for shallow water offshore drilling rigs has declined. Demand for deep water drilling rigs remains high; however, it is possible that continued low oil and gas prices could result in a decline in demand for such rigs. Substantially all of the contracts included in the Company's backlog at July 5, 1998, relate to deep water drilling rigs. Some of these contracts are subject to cancellation by the customers; however, the Company has had no indication that any of its contracts might be cancelled.

At July 5, 1998, the Company had paid approximately $3.8 million for the manufacture of certain jackup rig components in anticipation of being awarded a contract to build one or more new jackup rigs. The Company has plans to build such components with a total estimated cost of approximately $11 million. As of July 5, 1998, the Company had not been awarded any contracts for construction of new jackup rigs; however, management of the Company believes that contracts will be secured that will utilize these components or that these components could be sold to third parties at an amount not less than costs.

The Company generally performs conversion, retrofit and repair services pursuant to contracts that provide for a portion of the work to be performed on a fixed-price basis and a portion of the work to be performed on a cost-plus basis. In addition, the scope of the services to be performed with respect to a particular drilling rig often increases as the project progresses due to additional retrofits or modifications requested by the customer or additional repair work necessary to meet the safety or environmental standards established by the Coast Guard or other regulatory authorities. With respect to the fixed-price portions of a project, the Company receives the negotiated contract price, subject to adjustment only for change orders placed by the customer. As a result, under fixed price arrangements, the Company retains all cost savings but is also responsible for all cost over-runs. Under cost-plus arrangements, the Company receives specified amounts in excess of its direct labor and materials cost so that it is protected against cost overruns but does not benefit from cost savings. The cost and productivity of the Company's labor force are primary factors affecting the Company's operating profits. Accordingly, control by the Company of the cost and productivity of direct labor hours worked on its projects is essential. The Company believes that the access to information provided by its project management systems allows it to effectively manage its current projects as well as to negotiate contracts on new projects on a profitable basis.

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

Results of Operations

  Comparison of the Three Month Periods Ended July 5, 1998 and June 30, 1997

During the three months ended July 5, 1998, the Company generated revenue of $88.6 million, an increase of 229%, compared to the $26.9 million generated for three months ended June 30, 1997. This increase was caused primarily by an increase in demand for conversion and retrofit services related to deep water offshore drilling rigs and services related to the completion and outfitting of an existing semi-submersible drilling rig hull. Also, results for the three months ended July 5, 1998 include revenues from both the Marystown Facility and the Company's French subsidiary for a full quarter.

Cost of revenue was $67.7 million for the three months ended July 5, 1998 compared to $16.6 million for the three months ended June 30, 1997, resulting in an increase in gross profit from $10.2 million for the three months ended June 30, 1997 to $20.9 million in the three months ended July 5, 1998. A portion of the decrease in gross profit as a percentage of revenues can be attributed primarily to smaller margin percentages earned by the Company on contracts assumed upon the acquisition of the Marystown Facility. Commitments under such contracts are expected to be substantially complete by the end of 1998. In addition, management anticipates that gross margins, as a percentage of revenues, may be lower on significantly larger projects such as the completion or new construction of semi-submersible drilling rigs than margins currently being achieved on the major retrofit and conversion projects. Such lower gross margin percentages result from a higher dollar volume of lower margin material and subcontract costs included in contract costs, and from a greater portion of the total project being performed on a fixed price basis. Gross margins on repair and retrofit projects also vary based on, among other things, the size of the project undertaken. Of the Company's $509 million backlog at July 5, 1998, approximately $322 million is attributable to fixed price contracts for completion or construction of new rigs.

Selling, general and administrative expenses (SG&A expenses) were $8.2 million in the three months ended July 5, 1998 compared to $3.5 million for the three months ended June 30, 1997. The increase in SG&A expenses reflects an increase in sales and administrative workforce and facilities due to overall growth of the Company's business, the additional administrative costs associated with international activities and costs associated with being a publicly held corporation.

Operating income increased by $5.9 million from the three months ended June 30, 1997 to $12.7 million for the three months ended July 5, 1998 primarily as a result of increased revenue and gross profit discussed in the preceding paragraphs.

Interest expense increased to $0.6 million for the three months ended July 5, 1998 due to borrowings for capital expenditures, primarily the Greenwood Island facility and other equipment. Interest income increased due to the higher interest bearing cash balances.

During the three months ended June 30, 1997, the Company realized gains of approximately $2.5 million as a result of the distribution of certain appreciated assets not used in the business to the stockholders of one of the Predecessors. In addition, the settlement of litigation resulted in other income of $0.6 million in the quarter ended June 30, 1997. There were no similar items of other income in the quarter ended July 5, 1998.

The provision for income taxes for the three months ended July 5, 1998 reflects a combined Federal and State income tax rate of approximately 39.5%. Foreign taxes for the period are not material. The pro forma provision for income taxes for the three months ended June 30, 1997 is the result of the application of a combined federal and state tax rate of 37% to estimated taxable income for the period prior to termination of S Corporation status during which the Company was not subject to Federal Income Tax.

  Comparison of the Six Month Periods Ended July 5, 1998 and June 30, 1997

During the six months ended July 5, 1998, the Company generated revenue of $157.3 million, an increase of 246%, compared to the $45.5 million generated for six months ended June 30, 1997. This increase was caused primarily by an increase in demand for conversion and retrofit services related to deep water offshore drilling rigs and services related to the completion and outfitting of an existing semi-submersible drilling rig hull. Also, results for the six months ended July 5, 1998 include revenues from the Marystown Facility for the full six months and the Company's French subsidiary for approximately five months.

Cost of revenue was $117.8 million for the six months ended July 5, 1998 compared to $29.4 million for the six months ended June 30, 1997, resulting in an increase in gross profit from $16.1 million for the six months ended June 30, 1997 to $39.5 million for the six months ended July 5, 1998. A portion of the decrease in gross profit as a percentage of revenues can be attributed primarily to smaller margin percentages earned by the Company on contracts assumed upon the acquisition of the Marystown Facility. Commitments under such contracts are expected to be substantially complete by to the end of 1998. In addition, management anticipates that gross margins, as a percentage of revenues, may be lower on significantly larger projects such as the completion or new construction of semi-submersible drilling rigs than margins currently being achieved on the major retrofit and conversion projects. Such lower gross margin percentages result from a higher dollar volume of lower margin material and subcontract costs included in contract costs, and from a greater portion of the total project being performed on a fixed price basis. Gross margins on repair and retrofit projects also vary based on, among other things, the size of the project undertaken.

SG&A expenses were $15.8 million in the six months ended July 5, 1998 compared to $6.1 million for the six months ended June 30, 1997. The increase in SG&A expenses reflects an increase in sales and administrative workforce and facilities due to overall growth of the Company's business, the additional administrative costs associated with international activities and costs associated with being a publicly held corporation.

Operating income increased by $13.7 million from the six months ended June 30, 1997 to $23.7 million for the six months ended July 5, 1998 primarily as a result of increased revenue and gross profit discussed in the preceding paragraphs.

Interest expense increased to $0.7 million for the six months ended July 5, 1998 as a result of borrowings for capital expenditures. Interest income increased due to higher interest bearing cash balances.

During the six  months  ended  June 30,  1997,  the  Company  realized  gains of approximately $3.9 million as a result of the distribution of certain appreciated assets not used in the business to the stockholders of one of the Predecessors. In addition, the settlement of litigation resulted in other income of $0.6 million in the six months ended June 30, 1997. There were no similar items of other income in the six ended July 5, 1998.

The provision for income taxes for the six months ended July 5, 1998 reflects a combined Federal and State income tax rate of approximately 39.5%. Foreign taxes for the period are not material. The pro forma provision for income taxes for the six months ended June 30, 1997 is the result of the application of a combined federal and state tax rate of 37% to estimated taxable income for the period prior to termination of S Corporation status during which the Company was not subject to Federal Income Tax.

Liquidity and Capital Resources

Historically, the Company has financed its business activities through funds generated from operations, a credit facility secured by accounts receivable, and long-term borrowings secured by assets purchased with proceeds from such borrowings. Net cash provided by operations was $10.2 million for the six months ended June 30, 1997 compared to $12.0 million for the six months ended July 5, 1998.

During the three months and six months ended July 5, 1998, the Company incurred approximately $19.1 million and $45.4 million, respectively, in capital expenditures primarily related to the overall expansion of the Company's business activities. Of the $45.4 million total for the six months ended July 5, 1998, approximately $27.8 million was expended for facilities and related equipment for the new Greenwood Island Facility. Additionally, $16.9 million and $0.7 million were expended for other equipment and furniture/fixtures, respectively. In addition, in February 1998, approximately $25.1 million was expended for the acquisition of the Company's French subsidiary. These capital expenditures were funded from operating cash flow, proceeds from the initial public offering, the MARAD arrangement and an additional $8 million debt facility discussed below.

During the three months ended July 5, 1998, the Company invested approximately $12.8 million in an unconsolidated subsidiary ("Ilion LLC") in which the Company currently owns a 50% equity interest. The Company's ownership interest in Ilion LLC may be reduced to 30% if the other member of the LLC exercises an option to convert a note receivable from Ilion LLC into equity interest. Ilion LLC owns a hull for a semi-submersible drilling rig that requires substantial completion and outfitting. The Company and the other member of Ilion LLC are considering various options for formal arrangements related to the hull, including financing of its completion, securing a contract for utilization or sale of the rig, or other options. The Company's investment in Ilion LLC was financed through cash flow from operations. Other than the initial purchase of the drilling rig hull, Ilion LLC has had no significant activity as of July 5, 1998. The Company's investment in Ilion LLC is accounted for using the equity method.

In March 1997, HAM entered into a credit facility (the "Credit Facility") which provided for borrowings of up to $10.0 million, subject to a borrowing base limitation equal to 80% of eligible receivables. The Credit Facility is secured by contract-related receivables. In connection with obtaining the Credit Facility, HAM Marine repaid all outstanding indebtedness under the provisions of the existing Credit Facility and such facility was terminated. In November 1997, the borrowing capacity under the Credit Facility was increased to $20.0 million. The Credit Facility expired on June 30, 1998 but was extended until August 31, 1998. At July 5, 1998, $7.7 million was outstanding balance under the Credit Facility and $ 12.3 million was available. Borrowings under the Credit Facility bear interest equal to the lender's prime lending rate plus 1/2% per annum. At July 5, 1998, the interest rate under the Credit Facility was 8.16 % per annum. The Credit Facility contains a number of restrictions, including a provision that would prohibit the payment of dividends by HAM to the Company in the event that HAM defaults under the terms of the facility. In addition, the Company must maintain certain minimum net worth and working capital levels and ratios and debt to equity ratios. The Company was not in compliance with one of the working capital ratio provisions of the Credit Facility debt agreement; however, the Bank waived the compliance requirement for this working capital ratio.

As an additional source of borrowing capacity, the United States Maritime Administration ("MARAD") has provided its guarantee for $24.8 million of bonds issued by the Company. The proceeds from the sale of MARAD guaranteed bonds must be used only for capital expenditures relating to the costs of constructing and equipping the Company's new Greenwood Island Facility. In November 1997, $24.8 million of proceeds from the MARAD arrangement were placed in escrow for use by the Company upon completion of documentation that qualifying expenditures had been made. As of July 5, 1998, the Company had received reimbursement from the escrow in the amount of $18.0 million and had incurred costs sufficient to obtain reimbursements for the remaining $6.8 million in escrow.

During the six months ended July 5, 1998, the Company entered into an $8 million equipment financing arrangement for the purchase of a floating dry dock. Amounts borrowed bear interest at 7.05% and are to be repaid in quarterly installments of $500,000 plus interest through March 2002.

Net borrowings from all credit arrangements, excluding the MARAD arrangement discussed above, were $18.1 million for the six months ended July 5, 1998.

In July 1997, the Company completed an initial public offering (the "Offering") of 6,005,042 (after the 2 for 1 stock split) shares of its common stock for net proceeds of approximately $46.7 million. Proceeds from the Offering have been used to finance a portion of the Company's expansion of its Pascagoula shipyard, the new Greenwood Island facility, the acquisition of the French subsidiary and for working capital.

Management believes that cash generated by operating activities, and funds available under its various credit facilities will be sufficient to fund the completion of the new shipyard, its other capital expenditure requirements, and its working capital needs at current levels of activity. While management of the Company has historically been able to manage cash flow from construction contracts in such a manner as to minimize the need for short-term contract related borrowings, additional debt financing or equity financing may be required in the future if the Company significantly increases its conversion, retrofit and repair business or obtains significant additional orders to construct new drilling rigs or production units. Although the Company believes that, under such circumstances, it would be able to obtain additional financing, there can be no assurance that any additional debt or equity financing will be available to the Company for these purposes or, if available, will be available on terms satisfactory to the Company.

As noted above, the Company has experienced rapid growth during the past 18 months. During this period, construction was begun and substantially completed on the Greenwood Island Facility; the MARAD financing arrangement was consummated; an initial public offering of common stock was completed and the Company's backlog increased significantly. The Company has also invested in an equity ownership in an unconsolidated subsidiary that owns a semi-submersible drilling rig, and, unlike prior operations, the Company has incurred costs related to construction or fabrication of rig components for which no specific customer has committed. In addition, in early 1998, the Company completed the acquisition of foreign entities in Canada and France. These changes in and significant expansion of the Company's operation, expose the Company to additional business and operating risks and uncertainties.

Year 2000 Compliance

In connection with the rapid expansion of the Company's business activities, the Company is reassessing the computer and information system needs of the overall organization and management anticipates that an expansion and upgrade of such systems will be necessary. Along with this reassessment, the Company is also reviewing its current computer-based systems and applications to ensure that its computer and information systems will function properly at Year 2000. At this time, management of the Company believes that, while the overall costs of its information systems expansion and upgrade may be significant, the specific costs of achieving Year 2000 compliance for its current systems will not have a material effect on the Company's consolidated financial statements. The Company is in the process of evaluating its Year 2000 exposure on non-critical computer systems and Year 2000 compliance of its suppliers and customers. In the event that any of the Company's significant suppliers or customers fail to achieve Year 2000 compliance, the Company does not believe its business or operations would be adversely affected.

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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," which is effective for periods beginning after December 15, 1997. SFAS No. 131 will require the Company to report financial and descriptive information about its operating segments in its annual financial statements for the year ending December 31, 1998.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Given the Company's historically minimal use of these types of instruments, the Company does not expect a material impact on its statements from adoption of SFAF No. 133.

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

Part II.  Other Information

Item 1.  Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders

The 1998 Annual Meeting of Stockholders of Friede Goldman International Inc. was held on May 15, 1998. The following matters were submitted for vote:

  1. The election of two Class I directors of the Company to hold office until the third succeeding annual meeting of stockholders after their election (the 2001 Annual Meeting) and until their respective successors shall have been elected and qualified.

  2.  Ratification  of the  selection of Arthur  Andersen  LLP as the  Company's independent certified public accountants to audit the Company's consolidated financial statements for the fiscal year ending December 31, 1998.

John G. Corlew and Raymond E. Mabus, Jr. were elected as Class I directors under one proposal. The following votes were cast:

    22,160,266  For
         9,070  Against
             0  Abstained
     2,323,461  Not voted

Arthur Andersen was elected as the continuing independent CPA with the following votes:

    22,159,062 For
         1,664 Against
         8,610 Abstained
     2,323,461 Not voted

The following list includes each director whose term of office as director continued after the meeting:

       J.L. Holloway
       Jerome Goldman
       Al Baker
       Jay Collins
       Howell Todd

Item 5.  Other Information

  Change in Interim Reporting Periods

Effective January 1, 1998, the Company adopted a 13-week quarterly reporting period by which the fiscal year is divided into four 13-week periods ending at the last Sunday in each period. See Note 2 to consolidated Financial Statements.

  Proposals of Stockholders

Pursuant to the Company's Bylaws, proposals of stockholders submitted for consideration at the Company's 1999 Annual Meeting of Stockholders (the "1999 Annual Meeting") must be delivered to the Secretary of the Company no later than March 16, 1999 but no earlier than February 14, 1999, unless the date of the 1999 Annual Meeting has changed by more than 30 days from May 15, 1999 (the aniversary of the date of the 1998 Annual Meeting of Stockholders (the "1998 Annual Meeting"), in which case the notice must be received at least 45 days prior to the distribution by the Company of proxies relating to the 1999 Annual Meeting of Stockholders. If such timely notice of a stockholder proposal is not given, the proposal may not be brought before the 1999 Annual Meeting. If timely notice is given but is not accompanied by a written statement to the extent required by applicable securities laws, the Company may exercise discretionary voting authority over proxies with respect to such proposal if presented at the 1999 Annual Meeting.

The above deadlines do not apply to stockholder proposals to be included in the proxy statement relating to the 1999 Annual Meeting pursuant to Rule 14a-8 of the Securities Act of 1934, as amended ("Rule 14a-8"). As set forth in the proxy materials relating to the 1998 Annual Meeting, such proposals must be received by the Secretary of the Company no later than December 16, 1998 and must otherwise comply with the requirements of Rule 14a-8.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       11.1  Computation of Earnings per Share

       27      Financial Data Schedule

(b) Report of Form 8-K.

    --Current  Report on Form 8-K/A,  dated as of April 21, 1998,  amending Form
      8-K,dated as of February 18, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jackson, State of Mississippi, on the 14th day of August, 1998.


                               FRIEDE GOLDMAN INTERNATIONAL INC.

                               By:___________________________________________
                                  Jobie T. Melton, Jr., Chief Financial Officer

                             EXHIBIT INDEX


                 PAGE
                 ----
Exhibit 11.1
Exhibit 27