Form 10-Q
period 1998-10-04
FRIEDE GOLDMAN INTERNATIONAL INC
filed 1998-11-12
CIK 1039780

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 10/04/98

                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________ to ___________

Commission file number: 0-22595



                        Friede Goldman International Inc.
             (Exact name of Registrant as specified in its charter)

                Mississippi                             72-1362492
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                      Outstanding (as of October 4, 1998)

Common Stock, $.01 par value               24,532,519

                              Friede Goldman International Inc.

                                    Table of Contents




                                                                                       Page No.

Part I.  Financial Information

         Item 1. Financial Statements                                                     1
                 Consolidated Balance Sheets as of December 31, 1997
                   and October 4, 1998                                                    1
                 Consolidated Statements of Operations for the three-month and
                    nine-month periods ended September 30, 1997 and October 4, 1998       2
                 Consolidated Statements of Cash Flows for the nine-month
                    periods ended September 30, 1997 and October 4, 1998                  3
                 Notes to Consolidated Financial Statements                               5

         Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                             10

Part II. Other Information

         Item 1. Legal Proceedings                                                       18
         Item 4. Submission of Matters to a Vote of Security Holders                     18
         Item 5. Other Information                                                       18
         Item 6. Exhibits and Reports on Form 8-K                                        19
                        Signatures



                                     FRIEDE GOLDMAN INTERNATIONAL INC.
                                       CONSOLIDATED BALANCE SHEETS

                                                                         Dec. 31,             Oct. 4,
                                                                          1997                 1998
                                                                     --------------       -------------
                                ASSETS
                                ------
Current assets:
  Cash and cash equivalents                                          $  57,038,036        $  28,021,396
  Accounts receivable                                                   20,568,194           69,983,930
  Inventory and stockpiled materials                                     5,216,651           25,281,868
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                        -               76,044
  Restricted escrowed funds                                             14,383,929                    -
  Prepaid expenses and other                                               607,448            7,696,441
                                                                     --------------       --------------
     Total current assets                                               97,814,258          131,059,679

Property, plant and equipment, net of accumulated
  depreciation                                                          11,816,664          127,655,612
Restricted escrowed funds                                               10,433,071              163,099
Construction in progress                                                17,934,877            3,854,039
Investment in unconsolidated subsidiary                                    907,957           12,825,000
Intangibles and other assets                                             3,648,585           12,880,559
                                                                     --------------       --------------
     Total assets                                                    $ 142,555,412        $ 288,437,988
                                                                     ==============       ==============
                  LIABILITIES AND STOCKHOLDERS'EQUITY
                  -----------------------------------
Current liabilities:
  Short-term debt, including current portion of long-
    term debt                                                        $     493,829        $   5,300,978
  Accounts payable                                                      11,507,108           43,893,067
  Accrued expenses                                                       3,803,587           15,486,416
  Billing in excess of costs and estimated earnings on
    uncompleted contracts                                               36,487,735           64,191,411
                                                                     --------------       --------------
     Total current liabilities                                          52,292,259          128,871,872
Deferred income tax liability                                              691,000            1,619,740
Short term obligation expected to be refinanced (Note 4)                         -            8,830,437
Long-term debt, less current maturities                                 25,766,929           30,669,967
                                                                     --------------       --------------
     Total liabilities                                                  78,750,188          169,992,016
                                                                     --------------       --------------
Deferred government subsidy, net of accumulated
  amortization                                                                   -           43,286,157
Commitments and contingencies
Stockholders' equity:
  Preferred stock;$0.01 par value; 5,000,000 shares
    authorized; no shares issued and outstanding                                 -                    -
  Common stock; par value $0.01; 125,000,000 shares
    authorized; 24,405,042 and 24,532,519 shares issued
    and outstanding at December 31, 1997 and October 4, 1998               244,050              245,325
  Additional paid-in capital                                            49,501,707           50,549,542
  Retained earnings                                                     14,059,467           37,421,589
  Less: Treasury Stock at cost, 1,065,100 shares at
    October 4, 1998                                                              -          (14,401,579)
  Foreign currency translation adjustment                                        -            1,344,938
                                                                     --------------       --------------
     Total stockholders' equity                                         63,805,224           75,159,815
                                                                     --------------       --------------
     Total liabilities and stockholders' equity                      $ 142,555,412        $ 288,437,988
                                                                     ==============       ==============

                                         The accompanying notes are
                               an integral part of these financial statements.

                                         FRIEDE GOLDMAN INTERNATIONAL INC.

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three months ended                 Nine months ended
                                                 -----------------------------      -----------------------------
                                                   Sep. 30,          Oct. 4,          Sep. 30,         Oct. 4,
                                                     1997             1998              1997            1998
                                                 -------------    -------------     -------------   -------------

Revenue                                         $ 34,628,577     $ 92,669,670     $ 80,151,773    $  250,017,809
Cost of revenue                                   23,217,829       70,751,600       52,641,716       188,572,909
                                                -------------    -------------    -------------   ---------------
  Gross profit                                    11,410,748       21,918,070       27,510,057        61,444,900
                                                -------------    -------------    -------------   ---------------
Selling, general and administrative
  expenses                                         2,864,549        7,682,270        8,984,604        23,506,234
                                                -------------    -------------    -------------   ---------------
  Operating income                                 8,546,199       14,235,800       18,525,453        37,938,666
                                                -------------    -------------    -------------   ---------------
Other income (expense):
  Interest expense                                  (125,648)        (576,312)        (495,782)       (1,315,100)
  Interest income                                    490,930          377,689          576,049         1,752,364
  Gain on sale or distribution of assets                   -                -        3,921,973                 -
  Litigation settlement                                    -                -          611,310                 -
  Other                                               33,847           30,860           86,135          (512,147)
                                                -------------    -------------    -------------   ---------------
     Total other income(expense)                     399,129         (167,763)       4,699,685           (74,883)
                                                -------------    -------------    -------------   ---------------
     Income before tax                             8,945,328       14,068,037       23,225,138        37,863,783
     Income tax provision                          3,470,061        5,090,825        4,720,061        14,501,661
                                                -------------    -------------    -------------   ---------------
Net income                                      $  5,475,267     $  8,977,212       18,505,077        23,362,122
                                                =============    =============
Pro forma income tax provision                                                       3,980,000                 -
                                                                                  -------------   ---------------

Pro forma net income                                                              $ 14,525,077    $   23,362,122
                                                                                  =============   ===============

Earnings per share:
  Basic                                         $       0.23     $       0.37     $       0.92    $         0.96
                                                =============    =============    =============   ===============
  Diluted                                       $       0.23     $       0.37     $       0.92    $         0.95
                                                =============    =============    =============   ===============

Pro forma earnings per share:
  Basic                                                                           $       0.72
                                                                                  =============
  Diluted                                                                         $       0.72
                                                                                  =============

Weighted average shares:
  Basic                                           23,515,569       24,077,815       20,123,928        24,342,842
                                                =============    =============    =============   ===============
  Diluted                                         23,589,682       24,394,596       20,148,904        24,719,383
                                                =============    =============    =============   ===============

                                           The accompanying notes are
                                 an integral part of these financial statements.

                                  FRIEDE GOLDMAN INTERNATIONAL INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                       Nine Months Ended
                                                               -----------------------------------
                                                                  Sep. 30,              Oct. 4,
                                                                    1997                 1998
                                                               --------------       --------------

Cash flows from operating activities:
  Net income                                                    $ 18,505,077         $ 23,362,122
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                   978,423            3,362,229
     Compensation expense related to stock
         issued to employees                                         594,104              283,347
     (Gain) loss on sale of assets                                (3,921,973)             261,228
     Deferred income tax provision                                   636,000              928,740
     Net increase in billings related to
      costs and estimated earnings on uncompleted
      contracts                                                    3,481,591           11,443,709
     Net effect of changes in assets and liabilities:
       Restricted certificates of deposit                          4,651,964                    -
       Accounts receivable                                       (12,699,539)         (29,074,270)
       Inventory and stockpiled materials                         (1,373,000)          (4,680,584)
       Prepaid expenses and other assets                          (2,076,147)          (5,401,219)
       Accounts payable and accrued expenses                      13,190,741           18,538,648
                                                               --------------       --------------
          Net cash provided by operating activities               21,967,241           19,023,950
                                                               --------------       --------------
Cash flows from investing activities:
  Capital expenditures for plant and equipment                   (12,136,365)         (55,464,039)
  Acquisition of French subsidiary                                         -          (25,285,072)
  Cash acquired upon acquisition of French subsidiary                      -           20,553,300
  Proceeds from sale of property, plant and equipment                395,521                    -
  Investment in unconsolidated subsidiary                                  -          (11,917,043)
  Payments received on sales-type lease                              417,801              112,406
                                                               --------------       --------------
          Net cash used in investing activities                 $(11,323,043)       $ (72,000,448)
                                                               --------------       --------------















                                    The accompanying notes are
                          an integral part of these financial statements.

                                FRIEDE GOLDMAN INTERNATIONAL INC.


                                                                         Nine Months Ended
                                                                  -------------------------------
                                                                    Sep. 30,            Oct, 4
                                                                      1997               1998
                                                                  ------------      -------------
Cash flows from financing activities:
Proceeds from stock offering                                   $  46,766,719         $          -
Proceeds from exercise of stock options                                    -              761,387
Net borrowings under lines of credit                              (1,501,000)           1,063,904
Proceeds from borrowings under debt facilities                       468,203           20,093,134
Release of restricted escrowed funds                                       -           24,653,901
Purchase of Friede Goldman International
  Treasury Stock                                                           -          (14,401,579)
Repayments on borrowings under debt facilities                    (7,897,979)          (9,555,827)
Distributions to stockholders                                     (6,672,682)                   -
                                                               --------------        -------------
Net cash provided by financing activities                         31,163,261           22,614,920
                                                               --------------        -------------

Effect of currency translation adjustments                                 -            1,344,938
                                                                -------------        -------------
Net increase (decrease) in cash and cash equivalents              41,807,459          (29,016,640)
Cash and cash equivalents at beginning of year                     1,509,876           57,038,036
                                                               --------------        -------------
Cash and cash equivalents at end of period                     $  43,317,335         $ 28,021,396
                                                               ==============        =============

Supplemental disclosure of cash flow information--
  Cash paid during the period for interest                     $     521,000         $    776,202
                                                               ==============        =============

  Issuance of common stock  as compensation                    $     594,000         $    760,991
                                                               ==============        =============

  Non-cash distributions of property to stockholders           $   1,641,000         $          -
                                                               ==============        =============

  Assumption of note payable by stockholder                    $     198,000         $          -
                                                               ==============        =============

  Distribution of marketable securities to
   stockholder to satisfy note payable                         $   1,400,000         $          -
                                                               ==============        =============

  Distribution of marketable securities to
   stockholders                                                $   6,391,000         $          -
                                                               ==============        =============

  Assumption of margin account debt by stockholders            $   2,749,000         $          -
                                                               ==============        =============

  Estimated fair value of non-cash assets acquired
   in acquisition of Canadian company                          $           -         $ 49,462,096
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

Effective October 6, 1998, the Company changed its state of incorporation from Delaware to Mississippi. This change was accomplished through the merger of the Company into a newly formed Mississippi Corporation, Friede Goldman Mississippi, Inc. ("FGM"). The change has no impact on the Company for accounting and financial reporting purposes.

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

3.   QUARTERLY FINANCIAL INFORMATION

Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 1998. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of October 4, 1998 and the results of its operations for the three-month and nine-month periods ending October 4, 1998 and September 30, 1997 and its cash flows for the nine-month periods ending October 4, 1998 and September 30, 1997.

In the opinion of management, the financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements have been condensed or omitted.

The results of operations for the three-month and nine-month periods ended October 4, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

                      FRIEDE GOLDMAN INTERNATIONAL INC.

4.   SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

Prior to June 15, 1997, the Company was an S Corporation for federal and state income tax purposes, and as a result, was not subject to income taxes. On June 15, 1997, such S Corporation status was terminated.

The pro forma income tax provision for the nine months ended September 30, 1997, is the result of the application of a combined federal and state rate (37%) to income before income taxes for periods prior to termination of S Corporation status.

Earnings Per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which simplifies the computation of earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period EPS data presented. Under SFAS No. 128, the Company computes two earnings per share amounts--basic EPS and diluted EPS. Basic EPS is calculated based on the weighted average number of shares of common stock outstanding for the periods presented. Diluted EPS is based on the weighted average number of shares of common stock outstanding for the periods, including dilutive potential common shares which reflect the dilutive effect of the Company's stock options. The following table reflects the potentially dilutive common shares for the periods presented, all of which are attributable to stock options.

         Three months ended September 30, 1997      74,113

         Nine months ended September 30, 1997       24,976

         Three months ended October 4, 1998        316,781

         Nine months ended October 4, 1998         376,541

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

Treasury Stock

During the three months ended October 4, 1998, the Company's Board of Directors authorized a stock repurchase plan. Through October 4, 1998, 1,065,100 shares of the Company's Common Stock had been repurchased for an aggregate consideration of $14,401,579. Funds used to accomplish the Common Stock repurchase were provided from operating cash flow and borrowings under a $15.0 million short-term credit facility provided by an investment banking firm. As of October 4, 1998, $8.8 million was outstanding under the short-term facility. Such borrowings are due on November 30, 1998 and bear interest at 7.5%.

                     FRIEDE GOLDMAN INTERNATIONAL INC.

Short-term Obligations Expected To Be Refinanced

The Company is in the process of arranging for the private placement of approximately $18 million in debt securities through the Mississippi Business Finance Corporation and has received a commitment from a borrower for the purchase of the securities. The purpose of the debt securities placement is to reimburse the Company for amounts already expended for equipment to be utilized at the Company's two Pascagoula, Mississippi shipyard facilities. The debt securities will bear interest at 7.9% and will be repayable over 10 years. The Company expects placement of the securities to be completed by the end of 1998.

Management of the Company intends to utilize a portion of the proceeds from the Mississippi Business Finance Corporation Bonds to repay short-term obligations of approximately $8.8 million. Accordingly such obligations have been considered long-term in the accompanying balance sheet as of October 4, 1998.

5.   ACQUISITIONS

In January 1998, the Company purchased the assets of Newfoundland Ocean Enterprises Ltd. of Marystown, Newfoundland ("Marystown"), a steel fabrication and marine construction concern with operations similar to those of the Company. The acquisition was effected pursuant to a Share Purchase Agreement, dated January 1, 1998 (the "Share Purchase Agreement"). Under the terms of the Share Purchase Agreement, the Company paid a purchase price of US $1 (one dollar). However, the Share Purchase Agreement also provides that, among other things, the Company (i) maintain a minimum of 1.2 million man-hours (management, labor, salaried and hourly) for each of the 1998, 1999 and 2000 calendar years, (ii) undertake certain capital improvements at the acquired shipyards and (iii) pay to the sellers fifty percent (50%) of net after tax profit of Marystown for the twelve-month period ending March 31, 1998 (which amount was not material). The Company has also indicated its intent to invest C$5 million to C$15 million (approximately US $3 million to US $10 million) to maintain and expand the business. The Share Purchase Agreement provides that the Company will pay to the Seller liquidated damages of C$10 million (approximately US$7 million) in 1998 and C$5 million (approximately US$3 million) in 1999 and 2000 in any of such years in which the minimum number of man-hours described above is not attained. The minimum man-hour obligation for 1998 has been met as of October 4, 1998. The assets acquired have been recorded at their estimated fair values of approximately US $49.5 million. The difference between the fair value of the acquired assets and the $1 consideration was recorded as a deferred government subsidy which is being amortized over the lives of the assets acquired. In addition the sellers guaranteed that at the time of acquisition working capital of Marystown would be at least C$2.5 million (approximately US$1.8 million). At the purchase date the Company recorded an additional deferred subsidy of US$1.8 million for the contribution by Marystown to bring working capital to its contractually required amount.

Effective February 5, 1998, the Company, through its wholly-owned subsidiary, Friede Goldman France, S.A.S., ("FGF") a French par actions simplifee, acquired all of the issued and outstanding shares of a French holding company and its French subsidiaries, for a cash payment of approximately $25 million. The operating subsidiaries of the holding company operate facilities in Carquefou and Lanveoc, France. The subsidiaries primarily design and manufacture deck machinery that includes mooring, anchoring and cargo handling equipment; rack-and-pinion jacking systems used on offshore drilling platforms; trawl and draw net winches for fishing vessels; and hydraulic power and rack-and-pinion steering systems used in all types of vessels. The purchase price has been

                   FRIEDE GOLDMAN INTERNATIONAL INC.

preliminarily allocated to net current assets of $8.8 million and land, building and machinery in the amount of $6.6 million and goodwill of $9.6 million. Goodwill is being amortized over 25 years.

The following summarized income statement data reflects the impact which the acquisitions would have had on the Company's results of operations had the transactions taken place as of the beginning of the periods presented:


                                                  Pro Forma Results For
                                                  The Nine Months Ended
                                         (In thousands, except per share amount)
                                         ---------------------------------------

                                                 Sep. 30            Oct. 4
                                                   1997              1998
                                             ------------       ------------

     Revenues                                  $  144,979        $ 253,467

     Operating income                              19,651           38,156

     Net income                                    19,687           23,447

     Earning per common share - Basic                0.98             0.96

     Earnings per common share - Diluted             0.98             0.95


The initial purchase allocations for both of the acquisitions were based on preliminary appraisals of the fair values of assets and liabilities acquired pending development of more detailed appraisals and assessments by management. As a result, final purchase price allocations may differ from current allocations.

6.  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

At October 4, 1998, the Company had invested approximately $12.8 million in an unconsolidated subsidiary ("Ilion LLC") in which the Company currently owns a 50% equity interest. The Company's ownership interest in Ilion LLC may be reduced to 30% if the other member (who is also the Company's largest customer) of the LLC exercises its option to convert a note receivable from Ilion LLC into equity interest . Ilion LLC owns a hull for a semi-submersible drilling rig that requires substantial completion and outfitting. The Company and the other member of Ilion LLC are considering various options for formal arrangements related to the hull, including financing of its completion, securing a contract for utilization or sale of the rig, or other options. Other than the initial purchase of the drilling rig hull, Ilion LLC has had no significant activity as of October 4, 1998. The Company's investment in Ilion LLC is accounted for using the equity method.

7.   CONTINGENT LIABILITIES

In September 1998, two insurance companies ("the Insurers") filed suit against HAM and two contract labor providers and unnamed individuals alleging that the contract labor providers were alter egos of HAM established to obtain workers'

                      FRIEDE GOLDMAN INTERNATIONAL INC.

compensation insurance at lower rates than HAM could have otherwise obtained. The Insurers claim actual damages of approximately $2.3 million and seek punitive damages of $4.5 million. The Company and HAM believe that the original rates charged by the Insurers were appropriate and are vigorously defending this action. While the ultimate outcome of this matter is uncertain, management of the Company believes that this matter will not have a material effect on the Company's financial position or results of operations.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

8.   NEW ACCOUNTING PRONOUNCEMENTS

During 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement is effective for fiscal years beginning after December 15, 1997. Reconciliation of net income to comprehensive income for the nine-month period ended October 4, 1998 is as follows:

Net income                                                  $23,362,122
Other comprehensive income, net of tax
  Foreign currency translation                                1,344,938
                                                            -----------
Comprehensive income                                        $24,707,060
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

Due to increased demand for its services, the Company's backlog has increased from $132 million at September 30, 1997 to $456 million at October 4, 1998. To accommodate this increased demand, the Company has leased additional acreage adjacent to HAM's existing shipyard in Pascagoula, Mississippi, that provides it with additional dock space and covered fabrication capacity. In addition, the Company has substantially completed construction of a state-of-the-art shipyard, also in Pascagoula, Mississippi, that is capable of constructing new offshore drilling rigs and production units as well as converting, retrofitting and repairing existing offshore drilling rigs and production units. The new facility (the "Greenwood Island Facility") began generating revenue in the first quarter of 1998 and became fully operational in the third quarter. Further, the Company has increased its Pascagoula based workforce from approximately 300 employees at December 1, 1996 to approximately 3000 thousand employees at October 4, 1998.

In January, 1998 the Company acquired substantially all of the operating assets of a shipyard and fabrication facility in Marystown, Newfoundland (the "Marystown Facility"). The Marystown Facility expanded the Company's capacity for new construction as well as retrofit and repair of offshore drilling rigs and production units. Also, in February, 1998, the Company acquired a company located near Nantes, France, that designs and manufactures mooring, anchoring, rack-and-pinion jacking systems and cargo handling equipment. This additional capacity is expected to help the Company in meeting the anticipated increase in demand for such equipment as components of new and modified offshore drilling rigs.

Due to general declines in oil and gas prices during the first nine months of 1998, demand for shallow water offshore drilling rigs has declined and, as a result, dayrates earned by drilling contractors have also declined. Demand for deep water drilling rigs remains strong; however, it is possible that continued low oil and gas prices could result in a decline in demand for such rigs and, as a result, dayrates for deepwater rigs could also decline. Substantially all of the contracts included in the Company's backlog at October 4, 1998 relate to deep water drilling rigs. Some of these contracts are subject to cancellation by the customers; however, the Company has had no indication that any of its contracts might be cancelled.

At October 4, 1998, the Company had paid approximately $4.3 million for the manufacture of certain jackup rig components. Total commitments related to rig components, including the $4.3 million already expended, are approximately $11.0 million. Management of the Company believes that contracts for new construction, modification or repairs will be secured that will utilize these components.

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

Results of Operations

Comparison of the Three Month Periods Ended October 4, 1998 and
   September 30, 1997

During the three months ended October 4, 1998, the Company generated revenue of $92.7 million, an increase of 167%, compared to the $34.6 million generated for three months ended September 30, 1997. This increase was caused by (1) an increase in demand for conversion and retrofit services related to deep water offshore drilling rigs, (2) revenues of approximately $20.8 million attributable to the completion and outfitting of an existing semi-submersible drilling rig hull, (3) approximately $18.8 million of revenues generated by the Greenwood Island Facility attributable to the new construction of semi-submersible drilling rigs, and (4) revenues of approximately $26.9 million generated by the Company's Marystown Facility and French operations.

Cost of revenue was $70.8 million for the three months ended October 4, 1998 compared to $23.2 million for the three months ended September 30, 1997, resulting in an increase in gross profit from $11.4 million for the three months ended September 30, 1997 to $21.9 million in the three months ended October 4, 1998. The decrease in gross profit as a percentage of revenues can be explained as follows: (1) the new build construction of semi-submersible offshore drilling rigs generally results in lower gross margin percentages than those generated from repair and retrofit work, (2) the Company earned smaller margin percentages on contracts assumed upon the acquisition of the Marystown Facility, and (3) margin percentages earned on equipment sales from the Company's French operations generally are less than those earned from repair and retrofit work. Commitments under the assumed Canadian contracts are expected to be substantially complete by the end of 1998. Management expects that gross margins, as a percentage of revenues, may trend slightly lower as a more significant portion of the company's total revenues is derived from the new construction of offshore drilling rigs and from sales of equipment. Such lower gross margin percentages result from a higher dollar volume of lower margin material and subcontract costs included in costs of revenues, and from a greater portion of the total project being performed on a fixed price basis. Gross margins on repair and retrofit projects also vary based on, among other things, the size of the project undertaken. Of the Company's $456 million backlog at October 4, 1998, approximately $293 million is attributable to fixed price contracts for completion or construction of new rigs.

Selling, general and administrative expenses (SG&A expenses) were $7.7 million in the three months ended October 4, 1998 compared to $2.9 million for the three months ended September 30, 1997. The increase in SG&A expenses reflects an increase in sales and administrative workforce and facilities due to overall growth of the Company's business, the additional administrative costs associated with international activities and costs associated with being a publicly held corporation.

Operating income increased by $5.7 million from the three months ended September 30, 1997 to $14.2 million for the three months ended October 4, 1998 primarily as a result of increased revenue and gross profit discussed in the preceding paragraphs.

Interest expense for the three months ended October 4, 1998 increased to $0.6 million from $0.1 million for the three months ended September 30, 1997, as a result of increased borrowings attributable primarily to the construction costs of the Greenwood Island Facility and other capital expenditures. Interest income declined slightly due to lower excess cash balances caused by capital expenditures and the French acquisition.

The provision for income taxes for the three months ended October 4, 1998 reflects a combined Federal and State income tax rate of approximately 36.2%. Foreign taxes for the period are not material. The provision for income taxes for the three months ended September 30, 1997, reflects a combined Federal and State tax rate of 38.8%. The decline in the overall rate for the three months ended October 4, 1998 is the result of available state income tax credits related to increased employment levels at the Company's Pascagoula, Mississippi locations.

Comparison of the Nine Month Periods Ended October 4, 1998 and
  September 30, 1997

During the nine months ended October 4, 1998, the Company generated revenue of $250.0 million, an increase of 212%, compared to the $80.2 million generated for nine months ended September 30, 1997. This increase was caused by (1) an increase in demand for conversion and retrofit services related to deep water offshore drilling rigs, (2) revenues of approximately $51.0 million attributable to the completion and outfitting of an existing semi-submersible drilling rig hull, (3) approximately $28.7 million of revenues generated by the Greenwood Island facility attributable to the new construction of semi-submersible drilling rigs, and (4) revenues of approximately $63.4 million generated by the Company's Marystown Facility and French operations.

Cost of revenue was $188.6 million for the nine months ended October 4, 1998 compared to $52.6 million for the nine months ended September 30, 1997, resulting in an increase in gross profit from $27.5 million for the nine months ended September 30, 1997 to $61.4 million in the nine months ended October 4, 1998. The decrease in gross profit as a percentage of revenues can be explained as follows: (1) the new build construction of semi-submersible offshore drilling rigs generally results in lower gross margin percentages than those generated from repair and retrofit work, (2) the Company earned smaller margin percentages on contracts assumed upon the acquisition of the Marystown Facility, and (3) margin percentages earned on equipment sales from the Company's French operations generally are less than those earned from repair and retrofit work. Commitments under the assumed Canadian contracts are expected to be substantially complete by the end of 1998. Management expects that gross margins, as a percentage of revenues, may trend slightly lower as a more significant portion of the Company's total revenues is derived from the new construction of offshore drilling rigs and from sales of equipment. Such lower gross margin percentages result from a higher dollar volume of lower margin material and subcontract costs included in costs of revenues, and from a greater portion of the total project being performed on a fixed price basis. Gross margins on repair and retrofit projects also vary based on, among other things, the size of the project undertaken. Of the Company's $456 million backlog at October 4, 1998, approximately $293 million is attributable to fixed price contracts for completion or construction of new rigs.

SG&A expenses were $23.5 million in the nine months ended October 4, 1998 compared to $9.0 million for the nine months ended September 30, 1997. The increase in SG&A expenses reflects an increase in sales and administrative workforce and facilities due to overall growth of the Company's business, the additional administrative costs associated with international activities and costs associated with being a publicly held corporation.

Operating income increased by $19.4 million from the nine months ended September 30, 1997 to $37.9 million for the nine months ended October 4, 1998 primarily as a result of increased revenue and gross profit discussed in the preceding paragraphs.

Interest expense for the nine months ended October 4, 1998 increased to $1.3 million from $0.5 million for the nine months ended September 30, 1997, as a result of increased borrowing attributable primarily to the construction costs of the Greenwood Island Facility and other capital expenditures. Interest income increased to $1.8 million for the nine months ended October 4, 1998 from $0.6 million for the nine months ended September 30, 1997 as a result of generally high amounts of cash available for short term investment.

During the nine months ended September 30, 1997, the Company realized gains of approximately $3.9 million as a result of the distribution of certain appreciated assets not used in the business to the stockholder of one of the Predecessors. In addition, the settlement of litigation resulted in other income of $0.6 million in the nine months ended September 30, 1997. There were no similar items of other income in the nine months ended October 4, 1998.

The provision for income taxes for the nine months ended October 4, 1998 reflects a combined Federal and State income tax rate of approximately 38.3%. Foreign taxes for the period are not material. The pro forma provision for income taxes for the nine months ended September 30, 1997 is the result of the application of a combined federal and state tax rate of 37% to estimated taxable income for the period prior to termination of S Corporation status during which the Company was not subject to Federal Income Tax.

Liquidity and Capital Resources

Historically, the Company has financed its business activities through funds generated from operations, a credit facility secured by accounts receivable, and long-term borrowings secured by assets purchased with proceeds from such borrowings. Net cash provided by operations was $22.0 and $19.0 million for the nine months ended September 30, 1997 and October 4, 1998, respectively. Accounts receivable and inventory related to contracts as of October 4, 1998 have increased significantly over amounts outstanding at December 31, 1997 due to several large projects being in progress causing the slight decline in operating cash flow.

During the three months and nine months ended October 4, 1998, the Company incurred approximately $10.1 million and $55.5 million, respectively, in capital expenditures primarily related to the overall expansion of the Company's business activities. Of the $55.5 million total for the nine months ended July 5, 1998, approximately $35.4 million was expended for facilities and related equipment for the new Greenwood Island and $18.6 million was related to additional equipment. $1.0 million was also expended for furniture and fixtures and $0.5 million was related to building improvements. In addition, in February 1998, approximately $25.0 million was expended for the acquisition of the Company's French subsidiary. These capital expenditures were funded from operating cash flow, proceeds from the initial public offering, the MARAD arrangement and an additional $8 million debt facility discussed below.

In March 1997, HAM entered into a credit facility (the "Credit Facility") which provided for borrowings of up to $10.0 million, subject to a borrowing base limitation equal to 80% of eligible receivables. The Credit Facility is secured by contract-related receivables. In November 1997, the borrowing capacity under the Credit Facility was increased to $20.0 million. The Credit Facility expired on June 30, 1998 however, it was extended until October 31, 1998 and the maximum amount of potential borrowings was increased to $25 million. In October 1998, the facility was extended until December 31, 1998. At October 4, 1998, $1.1 million was the outstanding balance under the Credit Facility and $23.9 million was available. Borrowings under the Credit Facility bear interest equal to the lender's prime lending rate plus 1/2% per annum. At October 4, 1998, the interest rate under the Credit Facility was 8.14% per annum. The Credit Facility contains a number of restrictions, including a provision that would prohibit the payment of dividends by HAM to the Company in the event that HAM defaults under the terms of the facility. In addition, the Company must maintain certain minimum net worth and working capital levels and ratios and debt to equity ratios.

As an additional source of borrowing for expansion, the United States Maritime Administration ("MARAD") provided its guarantee for $24.8 million of bonds issued by the Company. The proceeds from the sale of MARAD guaranteed bonds were used for capital expenditures relating to constructing and equipping the Company's new Greenwood Island Facility. In November 1997, $24.8 million of proceeds from the MARAD arrangement were placed in escrow for use by the Company upon completion of documentation that qualifying expenditures had been made. As of October 4, 1998, the Company had received substantially all of the $24.8 million from escrow.

During the nine months ended October 4, 1998, the Company entered into an $8 million equipment financing arrangement for the purchase of a floating dry dock. Amounts borrowed bear interest at 7.05% and are being repaid in quarterly installments of $500,000 plus interest through March 2002.

During the nine months ended October 4, 1998, the Company adopted a stock repurchase plan under which the Company, as of October 4, 1998, has repurchased 1,065,100 shares of its Common Stock for an aggregate of approximately $14.4 million. The Company utilized a $15.0 million short-term credit facility provided by an investment banking firm to finance a portion of the purchases. As of October 4, 1998, approximately $8.8 million has been borrowed under the short-term facility. Borrowings under the facility are due on November 30, 1998, and bear interest at 7.5%. Remaining amounts used to repurchase shares of the Company's Common Stock were provided from working capital. In addition, the Company has entered into credit arrangement with another investment banking firm through which borrowings of up to $5.0 million are available to repurchase shares of the Company's Common Stock. No amounts were outstanding under that arrangement as of October 4, 1998.

The Company is also in the process of arranging for the private placement of approximately $18 million in debt securities through the Mississippi Business Finance Corporation and has received a commitment from a borrower for the purchase of the securities to reimburse the Company for amounts already expended for equipment utilized at the Company's two Pascagoula, Mississippi shipyard facilities. The Company expects placement of the securities to be completed by the end of 1998. The debt securities will bear interest at 7.9% and will be repayable over 10 years.

Management of the Company intends to utilize a portion of the proceeds from the Mississippi Business Finance Corporation Bonds to repay short-term obligations of approximately $8.8 million. Accordingly, such obligations have been considered long-term in the accompanying balance sheet as of October 4, 1998.

In July 1997, the Company completed an initial public offering (the "Offering") of 6,005,042 shares of its common stock for net proceeds of approximately $46.7 million. Proceeds from the Offering have been used to finance a portion of the Company's expansion of its Pascagoula shipyard, the new Greenwood Island Facility, and the acquisition of the French operations and for working capital.

Management believes that the net proceeds from the Offering, cash generated by operating activities, and funds available under its various credit facilities will be sufficient to fund the construction of the Greenwood Island Facility, its other capital expenditure requirements, and its working capital needs at current levels of activity. While management of the Company has historically been able to manage cash flow from construction contracts in such a manner as to minimize the need for short-term contract related borrowings, additional debt financing or equity financing may be required in the future if the Company significantly increases its conversion, retrofit and repair business or obtains significant additional orders to construct new drilling rigs or production units. Although the Company believes that, under such circumstances, it would be able to obtain additional financing, there can be no assurance that any additional debt or equity financing will be available to the Company for these purposes or, if available, will be available on terms satisfactory to the Company.

At October 4, 1998, the Company had invested approximately $12.8 million in an unconsolidated subsidiary ("Ilion LLC") in which the Company currently owns a 50% equity interest. The Company's ownership interest in Ilion LLC is expected to be reduced to 30%. Ilion LLC owns a hull for a semi-submersible drilling rig that requires substantial completion and outfitting. The Company and the other member of Ilion LLC (who is also the Company's largest customer) are considering various options for formal arrangements related to the hull, including financing of the completion, securing a contract for utilization or sale of the rig, or other options. The Company's investment in Ilion LLC was financed through cash flow from operations. Other than the initial purchase of the drilling rig hull, Ilion LLC has had no significant activity as of October 4, 1998. The Company's investment in Ilion LLC is accounted for using the equity method.

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

Year 2000 Compliance

The Company's management has implemented a program to identify, evaluate and address the Company's Y2K risks to ensure that all its IT Systems and Non-IT Systems will be able to process dates from and after January 1, 2000 without critical systems failure. In addition to evaluating its own systems, the Company will also assess the Y2K risks associated with its significant customers and suppliers.

In connection with the rapid expansion of the Company's business activities, the Company, with the assistance of third-party consultants, is reassessing the computer and information system needs of the overall organization and anticipates that an overall expansion and upgrade of such system will be indicated. It is estimated that implementation of new system upgrades and expansion will substantially occur during 1999 and 2000. Along with this reassessment, the Company, with the assistance of third-party consultants, is also reviewing its current computer-based systems and applications to ensure that its computer and information systems will function properly at Year 2000. This reassessment should be completed during the first half of 1999.

Regarding the Company's Non-IT Systems, which primarily consist of systems with embedded technology and computer assisted design software, the Company is in the process of completing its preliminary assessment of all date-sensitive components. Upon completion of its assessment, the Company will replace or modify any non-compliant Non-IT Systems as necessary.

The primary potential Y2K risk attributable to third-parties would be from a temporary disruption in certain materials and services provided by third-parties. As part of its assessment of the Y2K risk associated with third-parties systems, the Company is in the process of contacting its material suppliers and customers to determine their level of Y2K compliance. The Company has scheduled to complete its assessment during the first half of 1999.

At this time, management of the Company believes that, while the overall costs of its information systems expansion and upgrade may be significant, the cost to modify or replace its existing non-compliant IT and Non-IT Systems will not be material to its financial condition or results of operations. The costs of these projects and the dates on which the Company plans to complete modifications and replacements are based on managements' best estimates, the modification plans of third-parties and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

Based on preliminary risk assessments, the Company believes the most likely Y2K related failure would be a temporary disruption in certain materials and services provided by third-parties, which would not be expected to have a material adverse effect on the Company's financial condition or results of operations. While the Company believes the likelihood of the above occurring to be low, the Company will develop specific contingency plans to address certain risk areas, as needed, beginning in the first quarter of 1999. There can be no assurance that the Company will not be materially adversely affected by Y2K problems.

Recently Issued Accounting Pronouncements

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Given the Company's historically minimal use of these types of instruments, the Company does not expect a material impact on its statements from adoption of SFAF No. 133.

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

Part II.  Other Information

Item 1.  Legal Proceedings

Liberty Mutual Insurance Company and Employers Insurance of Wausau v. HAM Marine, Inc., et al. (In the United States District Court for the Southern District of Mississippi, Jackson Division, Case No. 3:98CV6111LOS). On September 18, 1998, Liberty Mutual and Employers Insurance (the "Insurers") filed suit against HAM Marine, two contract labor providers, Petra Contractors, Inc., KT Contractors, Inc., and fifty unnamed individuals alleging that the contract labor providers were alter egos of HAM Marine established to obtain workers' compensation insurance at lower rates than HAM Marine could have obtained in its own name. The Insurers seek actual damages of $2,269,836 and punitive damages of $4,539,672. HAM Marine has not yet filed an answer to the original complaint but believes that the original rates charged by the Insurers were appropriate and shall vigorously defend this action.

The Company believes that in the event the foregoing case is decided against it, the amount of damages will not have a material adverse effect on the Company's financial results. However, it is impossible to accurately predict the outcome of legal proceedings, and the Company can give no assurances that the ultimate outcome of the litigation will not have a material adverse effect on its financial performance.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

A Special Meeting of the Stockholders of Friede Goldman International Inc. was held on September 25, 1998. The only matter submitted for vote at the meeting was the adoption, approval and ratification of the Agreement and Plan of Merger between the Company and Friede Goldman Mississippi, Inc., a Mississippi Corporation and a wholly-owned subsidiary of the Company, the purpose of which was to change the Company's state of incorporation from Delaware to Mississippi.

The results of the voting are as follows:
         For               18,741,647
         Against              301,256
         Abstain               18,738
         Not Voted          5,431,156

Item 5.  Other Information

  Change in Interim Reporting Periods

Effective January 1, 1998, the Company adopted a 13-week quarterly reporting period by which the fiscal year is divided into four 13-week periods ending at the last Sunday in each period. See Note 2 to consolidated Financial Statements.

  Proposals of Stockholders

Pursuant to the Company's Bylaws, proposals of stockholders submitted for consideration at the Company's 1999 Annual Meeting of Stockholders (the "1999 Annual Meeting") must be delivered to the Secretary of the Company no later than January 15, 1999 but no earlier than December 16, 1998, unless the date of the 1999 Annual Meeting has changed by more than 30 days from May 15, 1999 (the anniversary of the date of the 1998 Annual Meeting of Stockholders (the "1998 Annual Meeting")), in which case the notice must be received at least 60 days prior to the distribution by the Company of proxies relating to the 1999 Annual Meeting of Stockholders. If such timely notice of a stockholder proposal is not given, the proposal may not be brought before the 1999 Annual Meeting. If timely notice is given but is not accompanied by a written statement to the extent required by applicable securities laws, the Company may exercise discretionary voting authority over proxies with respect to such proposal if presented at the 1999 Annual Meeting.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       11.1  Computation of Earnings per Share

       27    Financial Data Schedule

(b) Report of Form 8-K.

    None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jackson, State of Mississippi, on the 12th day of November, 1998.


                FRIEDE GOLDMAN INTERNATIONAL INC.

                By: /s/ JOBIE T. MELTON, JR.
                  ---------------------------------------------
                  Jobie T. Melton, Jr., Chief Financial Officer

                    EXHIBIT INDEX


               PAGE
               ----
Exhibit 11.1
Exhibit 27