Form 10-K
period 1998-12-31
FRIEDE GOLDMAN INTERNATIONAL INC
filed 1999-03-31
CIK 1039780

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998

                                 OR

[]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                      to

                   Commission file number: 0-22595

                  FRIEDE GOLDMAN INTERNATIONAL INC.
       (Exact name of registrant as specified in its charter)

         Mississippi                           72-1362492
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

   525 East Capitol Street, 7th Floor
      Jackson, Mississippi                          39201
(Address of principal executive offices)         (Zip Code)

                           (601) 352-1107
        (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
                    Common Stock, $.01, par value
                          (Title of Class)
Securities Registered Pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [X] No  [   ].

     Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K ( 229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.  [   ]

     As of March 1, 1999, there were 23,346,272 shares of Common Stock, $.01 par value, of Friede Goldman International Inc. issued and outstanding, 11,102,467 of which shares having an aggregate market value of approximately $120.7 million, were held by non-affiliates of the registrant (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant's Common Stock).

                 DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement related to the registrant's 1999 annual meeting of shareholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 90 days of the end of the registrant's fiscal year ended December 31, 1998, are incorporated by reference into Part III of this Form 10-K.

                          TABLE OF CONTENTS


                               Part I
Item    1.    Business............................................... 3
              Risk Factors...........................................13

Item    2.    Properties.............................................17
Item    3.    Legal Proceedings......................................18
Item    4.    Submission of Matters to a Vote of Security
                 Holders.............................................19
              Executive Officers of the Registrant...................19

                               Part II

Item    5.    Market for the Registrant's Common Equity
                and Related Stockholder Matters......................20
Item    6.    Selected Financial Data................................21
Item    7.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................22
Item   7a.     Quantitative and Qualitative Disclosures about
                  Market Risk........................................29
Item    8.    Financial Statements and Supplementary Data............30
Item    9.    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.................30

                              Part III

Item   10.    Directors and Executive Officers of the
                 Registrant..........................................30
Item   11.    Executive Compensation.................................30
Item   12.    Security Ownership of Certain Beneficial Owners
                 and Management......................................30
Item   13.    Certain Relationships and Related Transactions.........30

                               Part IV

Item   14.     Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K................................31


                     FORWARD LOOKING STATEMENTS

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

ITEM 1.  Business

     Friede Goldman International Inc. (together with its subsidiaries, the "Company") provides services and equipment to the offshore drilling industry. Services provided include conversion, retrofit, repair and modification of existing offshore drilling rigs and the design, construction and equipping of new offshore drilling rigs. The Company's customers consist primarily of drilling contractors that drill offshore exploratory and development wells for oil and gas companies throughout the world, particularly in the Gulf of Mexico, the North Sea and areas offshore of West Africa and South America. The Company was formed in February 1997 to hold the combined assets of HAM Marine, Inc. ("HAM Marine") and Friede & Goldman, Ltd. ("F&G Ltd.") and completed an initial public offering in July of 1997. Through its subsidiary Friede Goldman Offshore, Inc. ("FGO", formerly HAM Marine, Inc.) the Company has been continuously engaged in the business of converting, retrofitting and repairing offshore drilling rigs since 1982. Moreover, through F&G Ltd., also a subsidiary, the Company has been continuously engaged in the business of offshore rig design for more than 50 years.

     At the time of its initial public offering in July 1997, the Company conducted all of its conversion, retrofit and repair services at its 32-acre shipyard, located in Pascagoula, Mississippi (the "Pascagoula Facility" or "FGO West Facility"). As of December 31, 1998, the Company was performing conversion, retrofit and modification work on five semisubmersible drilling units at the Pascagoula Facility. Since the initial public offering, the Company has (i) opened its new shipyard on Greenwood Island, Mississippi (the "Greenwood Island" or the "FGO East" Facility"), (ii) added two Canadian shipyards to its operations and (iii) acquired a group of affiliated French companies engaged in the design and fabrication of marine and offshore rig deck equipment.


Recent Developments

     OPENING OF FGO EAST (GREENWOOD ISLAND) FACILITY.    In January
1998, the Company opened the FGO East Facility (formerly known as the Greenwood Island Facility), a state-of-the-art shipyard on an 85-acre site located approximately six miles from the Pascagoula Facility. The new shipyard was specifically designed to promote efficient construction of new offshore drilling rigs. The shipyard, which became fully operational in the second half of 1998, allows the Company to simultaneously construct, in varying phases, up to six jackup or four semisubmersible offshore drilling rigs. At December 31, 1998, the Company was performing deckwork and outfitting on one Bingo 7000 design and two Bingo 9000 design semisubmersible drilling units at the new shipyard.

     In the fourth quarter of 1998, the company began operating the Pascagoula Facility and the Greenwood Island Facility as a single business unit known as Friede Goldman Offshore. The Pascagoula Facility is now referred to as the FGO West Facility and the Greenwood Island Facility is referred to as the FGO East Facility. HAM Marine's wholly owned subsidiary, Friede Goldman Offshore, Inc., was merged into HAM Marine, Inc. as of January 12, 1999 and HAM Marine's name was changed to Friede Goldman Offshore, Inc. These changes were made to facilitate movement of personnel between the facilities and to bring the Company's domestic construction, retrofit, modification and repair services under a single management structure.

     ACQUISITION OF MARYSTOWN FACILITIES.    On January 1, 1998, the
Company acquired two deepwater, ice-free shipyard and fabrication facilities located in Marystown, Newfoundland, Canada (the "Marystown Facilities") from two entities controlled by the Province of Newfoundland. The Canadian facilities give the Company additional shipyard capacity and proximity to drilling areas off the eastern coast of Canada and in the North Sea. The Company paid one dollar to acquire the shipyards, but pursuant to the terms of the acquisition agreement, the Company also agreed to (i) maintain a minimum number of employee manhours with respect to the acquired shipyard operations through the year 2,000, (ii) undertake certain capital improvements at the acquired shipyards and (iii) pay fifty percent (50%) of net after-tax profits of the acquired shipyards for the twelve-month period ending March 31, 1998 to the Province of Newfoundland. As of December 31, 1998, a final determination of such after-tax profits has not been made. However, the Company expects the amount, if any, to be immaterial. The Company met the minimum employee manhour requirement for 1998. The Company also agreed to complete the remaining work on contracts entered into by the Province prior to the acquisition.
Three major contracts were in progress at the Marystown Facilities at the time of acquisition by the Company. During 1998, two of the projects were completed and delivered. Also, during 1998, the Marystown Facilities were utilized to perform fabrication and construction work on several retrofit, conversion and new construction projects in progress at the Company's two U.S. shipyards. As of December 31, 1998, the Marystown Facilities were completing one of the three contracts in progress at the date of acquisition and were providing fabrication work on two projects for the Company's U.S. shipyards.

     ACQUISITION OF BLM COMPANIES.    As of February 5, 1998, the
Company acquired Achere, S.A., a French societe anonyme ("Achere"), its wholly owned subsidiary France Marine S.A. ("France Marine") and the four operating subsidiaries of France Marine: Brissonneau & Lotz Marine S.A. ("BLM"), Brissonneau & Lotz Marine Offshore, S.A. ("BLM Offshore"), BOPP S.A. ("BOPP") and Kerdranvant S.A.R.L. ("Kerdranvant") as of February 5, 1998. These entities are collectively referred to herein as the "BLM Companies." France Marine is a holding company, and the operating subsidiaries are engaged in the design and fabrication of deck equipment used by offshore drilling rigs and other marine vessels. BLM and BLM Offshore are based in Carquefou, France (near Nantes), and BOPP and Kerdranvant have operations in Lanveoc, France (near Brest). BLM designs and manufactures deck machinery, including mooring, anchoring and cargo handling equipment such as deck cranes, provision cranes, and hose handling cranes. BLM Offshore designs and manufactures rack-and-pinion jacking systems used on offshore drilling platforms, anchoring/mooring systems used on semisubmersible drilling rigs (winches, windlasses, fairleads). As well, BLM Offshore designs and manufactures offshore cranes for jackup, semisubmersibles, barges and F.P.S.O's. BOPP manufactures trawl and draw net winches for inshore and ocean going fishing vessels and equipment for service vessels and hydrographical survey ships. Kerdranvant manufactures hydraulic power and rack-and-pinion steering systems used in all types of vessels.
The Company paid approximately $25 million to acquire the BLM
Companies.

Overview of Offshore Drilling Equipment

     The Company's primary customers are drilling contractors with operations offshore in the Gulf of Mexico, the North Sea, West Africa and South America and other offshore areas of the world. These drilling contractors generally own and operate offshore drilling rigs and provide drilling services to oil and gas companies. Several factors determine the type of rig most suitable for a particular project, the more significant of which are the marine environment, water depth and seabed conditions at the proposed drilling location, whether the drilling is to be done over a production platform or other fixed structure, the intended well depth, and variable deck load and well control requirements. A brief description of the types of offshore drilling rigs and production units currently serviced by the Company is set forth below.

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

     There have been four generations of semisubmersible drilling rigs, with each successive generation incorporating improvements which enable the rigs to drill more efficiently and in increasingly harsh marine environments. Fourth generation semisubmersibles are typically capable of operating in water depths of up to 5,000 feet and, in some cases, greater depths. Certain fourth generation semisubmersibles are equipped with computer controlled thrusters to allow for dynamic positioning, which allows the rig to remain on location over a drillsite in deep waters without the use of anchors and mooring lines.

     While the Company has performed some modification and repair work on fourth generation semisubmersibles, a major portion of the Company's work to date has involved the retrofit and repair of earlier generation semisubmersibles which generally operate in maximum water depths of between 1,000 to 2,000 feet. The design of many of these earlier generation semisubmersible rigs, including long fatigue-life and advantageous stress characteristics, together with increasing demand for deepwater drilling capabilities have made them well-suited for significant retrofitting projects. The Company completed two projects involving semisubmersibles in 1998 and at March 1, 1999 was working on the conversion of three submersibles into semisubmersibles, the retrofit of one semisubmersible for deep water, and the new build completion of three semisubmersible hulls. At March 1, 1999, the Company also had entered into contracts to convert one additional F & G Ltd. submersible into a semisubmersible and to perform the new build construction of one F & G Ltd. semisubmersible drilling unit.

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

     Jackup rigs can be generally characterized by their design as either slot jackups or cantilevered jackups. Slot jackups are generally of an older vintage and are configured for drilling operations to take place through a slot at the aft of the hull. A slot design is generally appropriate for drilling exploratory wells in the absence of any existing permanent structure, such as a production platform. A cantilevered jackup can extend its drill floor and derrick and either drill exploratory wells or drill over an existing, fixed structure, thereby permitting the rig to drill new wells or work over existing wells through such a structure. Many slot-design rigs have been converted to cantilever configurations. The Company completed one project involving repair of a jackup in 1998.

     DRILLSHIPS.    Drillships, which are typically a self-propelled
ship shape hull, are positioned over a drillsite through the use of either a mooring system or a computer controlled dynamic positioning system similar to those used on certain fourth generation semisubmersible rigs. Drillships are capable of operating in water depths ranging from 200 feet to 10,000 feet. The Company did not work on any projects involving drillships in 1998.

     FLOATING PRODUCTION FACILITIES.    A floating production facility
("FPF") consists of a ship or semisubmersible vessel upon which production equipment is mounted. In many cases, the hull is a converted tanker (often referred to as a floating, production, storage and offloading, or FPSO, unit). In addition, semisubmersible drilling units have been converted into floating production units. In a few cases, a new hull has been purpose-built as an FPF. For harsh weather locations, FPFs are designed with a mooring system that provides weathervaning capability so that the FPF can be rotated on location to minimize the effects of wave, wind and current actions. The production risers in these FPFs are connected to the hull through a swivel system that also accommodates the mooring system. The hull of an FPF is typically used for on-board oil storage, which is an important feature for remote locations where export pipelines are not available and fixed oil storage availability is limited or nonexistent. The Company did not work on any projects involving FPFs in 1998.

     DRILLING AND MARINE DECK EQUIPMENT.    Every offshore drilling
unit and production unit contains various types of drilling equipment and marine deck equipment. Drilling equipment typically consists of the items such as derricks, rotary tables, top drive units, blow out preventers, pipe handling equipment, mud pumps, etc. required to conduct drilling operations. Marine deck equipment typically consists of mooring, anchoring, and cargo handling equipment. In connection with most major retrofit, conversion or new build projects, the owner of the drilling unit contracts directly with the suppliers of drilling and marine deck equipment for the purchase of such equipment for the rig. Typically such equipment will be installed by the shipyard, and is often referred to as Owner Furnished Equipment or "OFE". With its acquisition of the BLM Companies, the Company has the capability to supply marine deck equipment to its offshore drilling unit customers and to participate in the market for the marine deck equipment on drilling units being modified or constructed by other shipyards. The BLM companies are also involved in the design and manufacturing of marine equipment for marine shipyards throughout the world (for fitting on cruise liners, bulk carriers, cargo vessels, tankers, L.N.G.'s, etc.).

Description of Operations

     In the year ended December 31, 1998, the Company's operations consisted of several conversion, retrofit and repair projects for offshore drilling contractors and work on the new build completion of three semisubmersible offshore drilling units. In addition, the company, through the BLM Companies, supplied marine deck equipment for several offshore drilling units and to numerous customers in the marine industry. Significant conversion or retrofit projects such as these generally take 8 to 14 months to complete, whereas certain repair projects may require only 1 to 3 months to complete. New rig construction projects can require from 18 to 30 months to complete. With the acquisition of the BLM Companies, the Company now offers services in all phases of new offshore rig construction from design and engineering, to manufacturing and equipment sales, including spare parts, and after sale services.

     CONVERSIONS.    Conversions consist generally of the conversion
of one type of drilling rig into a different type, such as the conversion of a slot jackup to a cantilevered jackup, the conversion of a submersible rig to a semisubmersible rig, or the conversion of a drilling rig or tanker into an FPF. FPF conversions typically require the demolition and removal of all drilling equipment and substructure (including the derrick system, rotary system, tubulars, mud treating and pumping units and well control systems) and the reconfiguration of the decks to accommodate heavy skid mounted processing modules, production risers and handling equipment. This production equipment is then interconnected through the installation of piping, electrical wiring and walkways. Because production, processing and storage facility additions typically increase a rig's variable deck load, the Company is typically required to complete hull reinforcements and buoyancy and stability enhancements.

     The Company completed one conversion in 1998 and performed the final outfitting of one other rig conversion. At March 1, 1999 the Company was in the process of converting three submersibles into semisubmersibles and had entered into a contract to convert one additional submersible into a semisubmersible.

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

     At March 1, 1999, the Company was in the process of retrofitting one semisubmersible drilling unit.

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

     The Company completed repair work on three rigs in 1998.

     DESIGN AND NEW CONSTRUCTION.   The FGO East Facility was designed
specifically for the efficient construction of new offshore drilling rigs. Moreover, the combined capacity of the FGO East Facility and the FGO West Facility allows the Company to work on new construction projects without any significant loss in its capacity to perform conversion, retrofit and repair projects. At March 1, 1999, the Company was working on the new build completion of three semisubmersible hulls. A new build completion project involves the design and construction of a drilling rig on an existing hull. In February 1999, the company entered into a contract for the new build construction of a Friede & Goldman Ltd. designed Millenimum S.A. semisubmersible drilling unit. New build completion involves performing the addition of deck, quarter, equipment installation and final outfitting of an existing semisubmersible hull. New build construction includes construction of the semisubmersible hull itself and the new build completion of that hull.

     MARINE DECK EQUIPMENT.    With the acquisition of the BLM
Companies, the Company entered the rig equipment and rig component manufacturing market. The BLM Companies design and manufacture mooring, anchoring, rack-and-pinion jacking systems, cargo handling equipment and steering systems. As a result, the Company now has the capability to outfit rigs for existing customers and to supply other offshore rig manufacturers with rig kits consisting of legs, jacking systems, anchoring winches and offshore handling cranes.

     Marine deck equipment is typically manufactured to individual customer specifications based on the planned application of the equipment. Manufacture of the equipment required to complete a customer's order may require from a few weeks to several months.


Customers and Marketing

     The Company's offshore drilling unit customers are primarily offshore drilling contractors, many of whom have been customers of the Company for more than 15 years. The Company believes that it has developed strong relationships with its customer base. The Company's marketing efforts are conducted from its sales offices in Pascagoula and Houston and target drilling contractors located primarily in the Gulf Coast area and in Europe. The Company's sales staff attempts to identify future contracts by contacting its clients on a regular basis (in some cases weekly) in order to anticipate projects that will be competitively bid or negotiated exclusively with the Company. The Company's sales force often invites potential clients to the FGO East and West Facilities for a tour and presentation.

     The Company's customers for marine deck equipment include offshore drilling contractors, other shipyards, cruise lines and shipping companies. The BLM Companies marketing efforts are conducted in concert with the other Company's domestic marketing efforts and through sales representatives in various locations in Europe, China and Asian countries.

     A large portion of the Company's revenue has historically been generated by a few customers although not necessarily the same customers from year-to-year. For example, the Company's largest customers (those which individually accounted for more than 10% of revenue in a particular year) collectively accounted for 84%, 70%, and 66% of revenue for 1996, 1997, and 1998 respectively. In 1998, the Company derived more than 10% of its revenue from each of Noble Drilling Corporation, Marine Drilling Corporation and Ocean Rig ASA. Because the level of new build conversion, retrofit or repair work that the Company may provide to any particular customer depends on the size of that customer's capital expenditure budget devoted to such projects in a particular year, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years.

Contract Structure and Pricing

     The Company generally performs conversion, retrofit and repair services pursuant to contracts that provide for a portion of the work to be performed on a fixed-price basis and a portion of the work to be performed on a cost-plus basis. New build construction projects typically involve a greater portion of the work performed on a fixed price basis. In many cases, the Company commences work with respect to certain portions of a drilling rig conversion, retrofit or repair project on a cost-plus arrangement as soon as the drilling rig arrives in the Company's shipyard, and, thereafter, the scope and pricing arrangements with respect to other aspects of the project are negotiated. In the interest of expediting the completion of a conversion, retrofit or repair project, a drilling rig may arrive in the Company's shipyard before the design work for such project is finished or before all necessary budgetary approval for such project has been reviewed at the appropriate level of management of the customer. In many of these cases, the portion of the project as to which no firm pricing arrangement has been agreed to at the time the drilling rig arrives at the Company's shipyard ultimately becomes a significant portion of the overall project. In addition, the scope of the services to be performed with respect to a particular drilling rig often increases as the project progresses due to additional retrofits or modifications requested by the customer or additional repair work necessary to meet the safety, environmental or construction standards established by the U.S. Coast Guard or other regulatory or vessel classification authorities.

     With respect to the fixed-price portions of a project, the Company receives the price fixed in the contract for such aspect of the project, subject to adjustment only for change orders placed by the customer. The Company typically receives a significant number of change orders on each of its fixed-price projects as to which the Company and its customer negotiate a separate charge. With respect to fixed-price contracts, the Company generally retains the ability to capture cost savings and must absorb cost over-runs. Under cost-plus arrangements, the Company receives specified amounts in excess of its direct labor and materials cost and so is protected against cost overruns but does not benefit directly from cost savings. The Company generally prices materials at a mark-up under its contracts. The Company has recently realized a majority of its revenue under fixed-price contracts, although historically the percentages of revenue it has derived from fixed-price contracts and cost-plus contracts have fluctuated significantly from project to project and from period to period based on the nature of the projects involved, the type of pricing arrangements preferred by its customers, the timing of the commencement of work on a project in relation to the timing of the completion of the negotiation and contracting process, and other factors.

     Marine deck equipment is generally sold pursuant to fixed price contracts.

Competition

     The Company believes that its reputation for quality and reliability, its long-standing relationships with most of the large drilling contractors, its experienced management team, its existing skilled labor force and its extensive fabrication experience with drilling rigs are its key advantages in competing for projects. In the new rig construction business, the Company competes in a global market with companies based in the United States, Europe and Asia. The Company believes that its long-term investment in the design of new drilling rigs and production units will provide it with a competitive advantage with respect to the new rig construction business.

     The Company competes in a local market against other companies based on the Gulf Coast for repair projects for drilling rigs that operate in the Gulf of Mexico. The market for smaller retrofit and conversion projects is also primarily local, but the market for larger retrofit and conversion projects includes international competitors. The company believes it competes favorably against companies located in Europe or the Far East for retrofit and conversion projects relating to drilling rigs operating in the Gulf of Mexico and, to a lesser extent, rigs operating offshore West Africa and South America due to, among other things, high European labor costs and the Company's favorable geographical location. The Company believes that the addition of the Marystown Facilities with their low costs structure, enables the Company to compete favorably for retrofit and conversion projects relating to drilling rigs operating in the North Sea and offshore Canada.

     The Company believes that certain barriers exist that prevent new companies from competing with the Company for new rig construction, conversion, retrofit and repair activities including the investment required to establish an adequate facility, the difficulty of locating a facility adjacent to an adequate waterway due to environmental and wetland regulations, and the limited availability of experienced supervisory and management personnel. Although new companies can enter the market for repair projects and small retrofit and conversion projects more easily, management believes these factors will likely prevent an increase in domestic competition for larger projects, especially major conversions and retrofits and new rig constructions.

     The Company competes in a global market in the design and manufacture of deck equipment, although several competitors are domestically based. Prior to their acquisitions by the Company, the BLM Companies did not actively market in the United States. The Company began marketing its product line of anchoring winches, cranes for jackup and semisubmersible drilling units, mooring equipment, deck machinery, jacking equipment, mooring equipment, jacking equipment and skidding equipment in the United States shortly after the acquisition.

Backlog

     As of December 31, 1998, the Company's backlog was approximately $364.7 million, approximately 92% of which management expects to be performed within the 12 months ending December 31, 1999. Certain of the contracts for BLM manufactured equipment include delivery dates up to the end of 2000. The Company's backlog as of December 31, 1997 was approximately $324.6 million.

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

     In February 1999, the Company entered into a $143.2 million contract with a Brazilian company for the new build construction of a Friede & Goldman, Ltd. designed Millennium S.A. semisubmersible drilling rig. The contract, which is subject to the seller's obtaining adequate rig financing, is not included in the Company's backlog as of December 31, 1998. The Company has 23 months from the contract date to complete construction of the rig.

Materials

     The principal materials used by the Company in its fabrication business are standard steel shapes, steel plate, pipe, welding wire and gases, fuel oil, gasoline and paint. Similar materials are used in the manufacture of marine deck equipment. In addition, electric motor components, steel forgings and casting are used. The Company believes that such materials are currently available in adequate supply from many sources. The Company does not depend upon any single supplier or source.

Safety and Quality Assurance

     Management is concerned with the safety and health of the Company's employees and maintains a stringent safety assurance program to reduce the possibility of accidents. The Company's safety department establishes guidelines to ensure compliance with all applicable foreign, federal and state safety regulations. At its Mississippi facilities, the Company provides training and safety education through orientations for new employees and subcontractors, weekly crew safety meetings and first aid and CPR training. The Company also employs a registered nurse as an in-house medic. The Company has a comprehensive drug program and conducts periodic employee health screenings. A safety committee, whose members consist of management representatives and field supervisors, meet monthly to discuss safety concerns and suggestions that could prevent future accidents. The Company has contracted with a third party safety consultant to provide training and suggestions and a licensed emergency medical technician in its ongoing commitment to a safe and healthy work environment. Similar practices are in place at the Company's foreign facilities. The Company believes that its safety program and commitment to quality are vital to attracting and retaining customers and employees.

     The Company's FGO East and West Facilities fabricate according to the standards of the American Bureau of Shipping, Det Norske Veritas, American Petroleum Institute, the American Welding Society, the American Society of Mechanical Engineers and specific customer specifications. The Company's international operations fabricate according to certain of the above standards and certain additional standards, including those of the Lloyds Registry of Shipping, the Canadian Welding Bureau and Bureau Veritas. All of the Company's welding and fabrication procedures are performed in accordance with the latest technology and industry requirements. The Company's BLM subsidiary is quality certified ISO 9001 by Det Norske Veritas. The Company also maintains training pro-grams at each of its facilities to train skilled personnel and to maintain high quality standards. Management believes that these programs enhance the quality of its products and reduce their repair rate.

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

     In addition, the Company depends on the demand for its services from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry. For example, the U.S. Coast Guard regulates and enforces various aspects of marine offshore vessel operations, such as certification, routes, drydocking intervals, manning requirements, tonnage requirements and restrictions, hull and shafting requirements and vessel documentation. U.S. Coast Guard regulations require that all drilling and production vessels are drydocked for inspection at least once within a five-year period, and such inspections and resulting repair requirements have constituted a significant portion of the Company's revenues in some prior years. While the Company is not aware of any proposals to reduce the frequency or scope of such inspections, any such reduction could adversely affect the Company's results of operations. In addition, offshore construction and drilling in certain areas have been opposed by environmental groups and, in certain areas, has been restricted. To the extent laws are enacted or other governmental actions are taken that prohibit or restrict offshore construction and drilling or impose environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore construction industry in particular, the business and prospects of the Company could be adversely affected. The Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in existing regulations.

     During 1998, the Company purchased a towable drydock vessel. Employees of the Company who are engaged in offshore activities relating to such vessel may be covered by the provisions of the Jones Act, the Death on the High Seas Act and general maritime law, which laws operate to make the liability limits established under state workers' compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against the Company for damages or job related injuries, with generally no limitations on the Company's potential liability.

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

     In connection with the Company's purchase of the Marystown Facilities, the Newfoundland provincial government agreed to carry out and pay for a complete environmental assessment and remediation program. The Phase I investigation identified several issues that may have caused subsurface contamination on site at one of the Marystown Facilities. The Phase II investigation has been started. As of March 1, 1999, the Company has not been informed of any results of the Phase II investigation. The Newfoundland provincial government has agreed to bear the cost of remediation procedures associated with the Marystown Facilities and to indemnify the Company against any environmental liabilities associated therewith.

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

Insurance

     The Company maintains insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to the Company's domestic and international facilities. The Company also maintains commercial general liability insurance including ship repairers' legal liability coverage and builders' risk coverage if required. The Company has workers' compensation and employers' liability insurance with respect to its Mississippi operations that satisfies the Mississippi Workers' Compensation Act and includes the U.S. Longshore and Harbor Workers Act and maritime and outer continental shelf endorsements. The Company currently maintains excess and umbrella policies in addition to primary liability insurance for up to (i) a $90 million limit with respect to its U.S. and Canadian operations, and (ii) a FRF100 million limit with respect to its French operations. Other coverages currently in place include business income and extra expenses, water pollution, aviation, automobile and commercial crime coverage. Although management believes that the Company's insurance is adequate with respect to all of its domestic and international operations there can be no assurance that the Company will be able to maintain adequate insurance at rates which management considers commercially reasonable, nor can there be any assurance such coverage will be adequate to cover all claims that may arise.

Employees

     The Company's workforce varies based on the level of ongoing fabrication activity at any particular time. As of December 31, 1998, the Company had approximately 4,200 employees, including 3,500 in the United States, 500 in Canada and 200 in France. For several years prior to May 1997, substantially all of the Company's work force had been leased to the Company by employee leasing companies serving the Company exclusively. In exchange for its leasing services, these employee leasing companies charged the Company an amount which covered wages paid to such employees, together with a mark-up designed to cover health and workers' compensation insurance, the provision of a 401(k) plan, payroll taxes, all other required insurance and a nominal return to such companies. Payments for contract labor totaled approximately $10.9 million in 1997. All contract leasing arrangements were terminated as of May 18, 1997, and the Company now directly employs its employees at levels of wages and benefits substantially equivalent to those formerly provided by the employee leasing companies. The Company believes that the cost of directly employing its laborers is essentially the same as the historic cost of the employee leasing arrangement most recently terminated.

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

ITEM 1.                        RISK FACTORS

Dependence on Conditions in the Offshore Drilling Industry

     The Company's business and operations depend principally upon conditions prevailing in the offshore drilling industry. In particular, the level of demand for the Company's services is affected by the level of demand for the services of offshore drilling contractors, which in turn is dependent upon the condition of the oil and gas industry and, in particular, the level of capital expenditures of oil and gas companies with respect to offshore drilling activities. These capital expenditures are influenced by prevailing oil and natural gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions, and the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development and production activities. Oil prices have declined significantly over the past several months and over the past several years, oil and natural gas prices and the level of offshore drilling and exploration activity have fluctuated substantially. As a result of such declining prices, the level of offshore drilling activity has declined from higher levels of activity experienced in 1997 and early 1998. A prolonged reduction in oil or natural gas prices in the future would likely further depress offshore drilling and development activity. A sustained reduction of offshore drilling and development activity or additional substantial reductions of such activity would reduce demand for the Company's services and could have a material adverse effect on the Company's financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Integration of Acquisitions/Management of Growth

     The Company has a brief operating history with respect to the Marystown Facilities and the BLM Companies. The acquisitions caused a significant increase in the Company's costs due to increased labor, lease rental and depreciation, amortization and interest expenses in 1998. In 1998, such costs directly correlated to increases in revenues from increased construction, conversion, retrofit and repair activity. If such activity fails to continue at the levels management anticipates, the Company's financial condition and results of operations could be materially adversely effected.

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

Operating Risks

     The Company's activities relating to new construction, conversion, retrofit and repair of offshore drilling rigs and production units and the manufacture of marine deck equipment involve the fabrication and refurbishment of large steel structures, the operation of cranes and other heavy machinery and other operating hazards that can cause personal injury or loss of life, severe damage to and destruction of property and equipment and suspension of operations. The failure of the structure of a drilling rig after the rig leaves the Company's shipyard could result in similar injuries and damages. In addition, the Company's employees who are engaged in offshore operations are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law, which laws operate to exempt these employees from the limits of liability established under worker's compensation laws and, instead, permit them or their representatives to maintain actions against the Company for damages or job-related injuries, with no limitations on the Company's potential liability. The operation of the Company's drydock vessel can give rise to large and varied liability risks, such as risks of collisions with other vessels or structures, sinkings, fires and other marine casualties, which could result in significant claims for damages against both the Company and third parties for, among other things, personal injury, death, property damage, pollution and loss of business. The failure to adequately design a drilling rig, production unit or marine deck equipment could also result in personal injury, loss of life or severe damage to and destruction of property and equipment. Litigation arising from any such occurrences may result in the Company being named as a defendant in lawsuits asserting large claims. In addition, due to their proximity to the Gulf of Mexico, the Company's FGO East and West facilities are subject to the possibility of physical damage caused by hurricanes or flooding.

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

Contract Bidding Risks

     Due to the nature of the drilling rig construction industry, the Company generally performs a portion of the work on each project on a fixed-price basis and a portion of the work on a cost-plus basis, particularly for projects completed in stages. With respect to the fixed-price portions of a project, the Company receives the price fixed for such portion, and therefore the Company must absorb any cost overruns relating to such portion of the project. Under cost-plus arrangements, the Company receives its direct labor cost and material cost plus specified percentages of such labor costs and material costs. As a result, the Company is protected against cost overruns under these cost-plus arrangements but does not benefit directly from cost savings. See "Business Contract Structure and Pricing."

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

Dependence on Significant Customers

     A large portion of the Company's revenue has historically been generated by a few customers, although not necessarily the same customers from year to year. For the years ended December 31, 1996, 1997, and 1998, the Company's largest customers (those which individually accounted for more than 10% of revenue in a particular year) collectively accounted for 84%, 70%, and 66% of revenue, respectively. For 1998, the Company derived more than 10% of its revenue from Noble Drilling Corporation and Marine Drilling Corporation and Ocean Rig ASA. Because the level of services that the Company may provide to any particular customer depends on that customer's needs for drilling rig conversion, retrofit or repairs in a particular year, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years. However, the loss of a significant customer for any reason, including a sustained decline in that customer's capital expenditure budget or competitive factors, could result in a substantial loss of revenue and could have a material adverse effect on the Company's operating performance. See "Business Customers and Marketing."

Backlog

     The Company's backlog is based on management's estimate of future revenue attributable to (i) the remaining amounts to be invoiced with respect to those projects, or portions of projects, as to which a customer has authorized the Company to begin work or purchase materials and (ii) projects, or portions of projects, that have been awarded to the Company as to which the Company has not commenced work. All projects currently included in the Company's backlog are subject to change and/or termination at the option of the customer, either of which could substantially change the amount of backlog currently reported. In the case of a termination, the customer is required to pay the Company for work performed and materials purchased through the date of termination; however, due to the large dollar amounts of backlog estimated for each of a small number of projects, amounts included in the Company's backlog could decrease substantially if one or more of these projects were to be terminated by one or more of the Company's customers. In particular, approximately 25 % of the Company's backlog as of December 31, 1998 was attributable to four projects, all of which were with one customer and 59% was attributed to two projects with one other customer. A termination of one or more of these large projects or the loss of a significant customer could have a material adverse effect on the Company's revenue, net income and cash flow for 1999. See "Business Backlog."

Regulatory and Environmental Matters

     The Company's operations and properties are subject to and affected by various types of governmental regulation, including numerous foreign, federal, state and local environmental protection laws and regulations, compliance with which is becoming increasingly complex, stringent and expensive. These laws may provide for "strict liability" for damages to natural resources or threats to public health and safety, rendering a party liable for the environmental damage without regard to its negligence or fault. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. In addition, the Company depends on the demand for its services from the oil and gas industry and is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic, environmental and other policy reasons would adversely affect the Company's operations by limiting demand for its services. The Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in existing regulations. See "Business Government and Environmental Regulation."

Friede Acquisition Default Provisions

     In connection with the acquisition of F&G Ltd. in December 1996 by a predecessor to the Company, the Company is obligated to pay the former owner (i) certain design and licensing payments on sales by F&G Ltd. of designs for new-build vessels and (ii) specified payments in the event the Company fails to design at least 20% of the new-build vessels ordered by U.S.-based drilling companies (subject to a maximum payment of $1 million per year), in each case with respect to a 10-year period that commenced in December 1996. In the event the Company fails to make such required payments, the former owner will have the right to (i) require the Company to return all F&G Ltd. assets purchased by the Company (including the design for drilling rigs and production units in existence at the time of the acquisition but excluding the name Friede & Goldman and derivatives thereof and excluding new designs developed by the Company after the acquisition) and (ii) terminate the consulting and noncompetition provisions of such acquisition. No payments were due in 1998 under these provisions.

Obligations to Maintain Minimum Employment Levels

     In connection with its acquisition of the Marystown Facilities and the construction of the FGO East Facility, the Company agreed to maintain certain minimum levels of employment at each facility and is subject to financial penalties if it fails to do so. Under the terms of its acquisition of the Marystown Facilities, the Company is obligated to maintain a minimum of 1.2 million employee manhours (including manhours for management, labor, salaried and hourly employees) with respect to the shipyard operations acquired by the Company for each of the 1998, 1999 and 2000 calendar years. The Company agreed to pay liquidated damages of C$10 million for 1998 and C$5 million in 1999 and 2000 if such minimum number of manhours is not attained in such year. The 1.2 million minimum manhour requirement was met in 1998. In addition, the County of Jackson, Mississippi has dredged the ship channel and constructed roads and other infrastructure related to the FGO East Facility, under an economic incentive program. However, in the event that the Company does not maintain a minimum employment level of 400 jobs at the FGO East Facility for each year during the primary term of its 20-year lease, the Company could face statutory penalties under Mississippi law, which include the repayment of the remaining balance of the $6 million loan incurred by the county to finance such improvements. No payments were due in 1998 related to either of the above obligations.

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

Control by Existing Management and Stockholders

     The Company's executive officers and directors beneficially own 52.7% of the outstanding shares of Common Stock. In addition, J. L. Holloway, the Company's Chairman of the Board, Chief Executive Officer and President, beneficially owns 42.5% of the outstanding shares of Common Stock. Consequently, these persons, if they were to act together, would have the ability to exercise control over the Company's affairs, to elect the entire Board of Directors and to control the disposition of any matter submitted to a vote of shareholders.

Business and Geographic Segments

     Financial information about the Company's business and geographic segments can be found in Note 14 of the Notes to Consolidated
Financial Statements included elsewhere in this Form 10-K.

ITEM  2.   Properties

     FGO West Facility.    The Company's original shipyard is located
on the Pascagoula River in Pascagoula, Mississippi. The shipyard occupies 32 acres and includes a 1,000 foot long concrete cap pile reinforced dock with 38 feet of water depth dockside. The shipyard is adjacent to the port's turning basin and has unobstructed access to the Gulf of Mexico. The shipyard includes approximately 13,000 square feet of office space, a 20,000 square foot building used for engineering and administrative personnel, a 4,500 square foot pipe shop, a 7,500 square foot structural shop and 24,000 square feet of fabrication platens. The Company leases the shipyard from the Jackson County Port Authority pursuant to a long-term lease which expires in May 2005 with two additional ten-year options for renewal. In December 1996, the Company entered into a two-year lease for 522.5 additional feet of dockspace and 160,000 additional square feet of covered fabrication areas adjacent to its current facility. The lease was extended for an additional 2 years in December 1998.

     FGO EAST FACILITY.    The Company also operates a new shipyard on
85 acres located approximately six miles from the FGO West Facility. The shipyard opened in January 1998 and all manufacturing components were fully operational by the third quarter of 1998. The new shipyard has approximately 35 feet of water depth dockside and unobstructed access to the Gulf of Mexico. The new shipyard features state-of-the-art design, including automated construction equipment, floating and dockside cranes, panel lines, launchways and 2,000 feet of reinforced bulkhead dockspace and an additional 1,950 feet of dockspace that could be developed in the future. The Company leases the FGO East Facility from Jackson County, Mississippi pursuant to a long-term lease which expires in June 2017 with three additional extensions of ten years each. The new shipyard contains an assembly area covering in excess of 300,000 square feet, an 85,000 square foot fabrication building and pipe shop, a 15,000 square foot machinery building, a 20,000 square foot office building and a 20,000 square foot warehouse are under construction and expected to be in service by mid 1999. In addition, the County of Jackson, Mississippi has dredged the ship channel and built roads and other infrastructure related to the FGO East Facility, under an economic incentive program. However, in the event that the new shipyard does not maintain a minimum level of employment for each year during the primary term of the lease, the Company could face statutory penalties under Mississippi law.

     MARYSTOWN FACILITIES. In January 1998, the Company acquired two deepwater, ice-free shipyard and fabrication facilities located in Marystown, Newfoundland, Canada. The two shipyards are located six miles apart by land. The Shipyard facility covers a total land area of 60,000 square meters with an in-house fabrication area of 9,358 square meters. The shipyard has a syncrolift with a maximum vessel draft of 22 feet. It is 250 feet long by 64 feet wide and has a maximum lifting capacity of 3000 tonnes. The shipyard also has 230 meters of dock space with a water depth of 9 meters.

     The Cow Head fabrication facility covers a total land area of 81,000 square meters, 14,000 of which is in-house fabrication area. The facility also has an L-shaped wharf, with an average depth of 16 meters at the front face. It also has 30 meter long load out quay for skidding large assemblies onto barges. The facility has 330 meters of dock space. The Company owns the Marystown Facilities in fee simple. The Company also assumed five water lot leases with the Canadian government which run through 2015 covering the water area next to each of the Marystown Facilities.

     FRENCH PROPERTIES.   Through the BLM Companies, the Company
operates two deck equipment fabrication facilities in Carquefou and Lanveoc, France. The facilities cover an aggregate of approximately 100,000 square meters, and the Company owns the French fabrication facilities in fee simple. The Company also leases office space in Carquefou, France; Pusan, South Korea; Shanghai, China and St. Petersburg, Russia.

     OTHER PROPERTIES.   The Company leases office space in Jackson,
Mississippi, New Orleans, Louisiana and Houston, Texas.

ITEM 3.   Legal Proceedings

     On January 11, 1999, a subsidiary of the Company, FGO (formerly HAM Marine, Inc.) was served with a summons by Hyundai Heary Industries Co. Limited ("Hyundai") in an action styled Hyundai Heavy Industries Co. Limited v. Ocean Rig ASA and HAM Marine, Inc. In the High Court of Justice, Queen's Bench Division, Commercial Court, 1009 Folio No. 67. Hyundai alleges that FGO tortiously interfered with Hyundai's contract (the "Hyundai Contract") with Ocean Rig ASA ("Ocean Rig") to complete one oil and gas drilling rig for $149,913,000.00. The Hyundai contract was signed on October 22, 1997 but was subject to approval by the Ocean Rig Board of Directors on December 18, 1997. The contract contained a "no shop" clause prohibiting Ocean Rig from negotiating with any other party for the work on this one vessel while the contract was in effect. After the Hyundai Contract was signed, but before it was considered by the Ocean Rig Board of Directors, FGO actively pursued a contract from Ocean Rig for the completion of 3 other drilling vessels. Ultimately, the Ocean Rig Board of Directors did not approve the Hyundai contract and, thereafter, FGO received a contract to complete two drilling vessels for Ocean Rig and an option to complete 2 more. Hyundai alleges that FGO tortiously interfered with the Hyundai Contract in order to obtain a contract from Ocean Rig for the completion of the first drilling vessel. FGO denies all of Ocean Rig's allegations and is vigorously defending the action. The total potential exposure to FGO is approximately $15 million or 10 percent of the Hyundai Contract.

     The Company is a party to various other routine legal proceedings primarily involving commercial claims and workers' compensation claims. While the outcome of these claims and legal proceedings cannot be predicted with certainty, management believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on the Company's business or financial condition.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the quarter ended December 31, 1998.

                EXECUTIVE OFFICERS OF THE REGISTRANT

     The Executive Officers of the Company are elected annually to serve for the ensuing year or until their successors have been elected. The following table sets forth certain information with respect to the executive officers of the Company:

              Name               Age     Position

J.L. Holloway.....................54     Chairman, President and
                                           Chief Executive Officer
Carl M. Crawford..................55     Executive Vice President
John F. Alford....................39     Executive Vice President
Jobie T. Melton, Jr...............50     Chief Financial Officer
James A. Lowe, III................41     General Counsel and Secretary
Ronald W. Schnoor.................45     Executive Vice President,
                                           Shipyard Operations

* As of March 1, 1999

     Set forth below are descriptions of the backgrounds of the executive officers and directors of the Company and their principal occupations for the past five years:

     J. L. Holloway has served as the Chairman of the Board, Chief Executive Officer and President of the Company since April 1997. In addition, Mr. Holloway has served as the Chairman of the Board, Chief Executive Officer and President of HAM Marine (now Friede Goldman Offshore, Inc., "FGO") from its formation in 1982 until April 1997, and from April 1997 Mr. Holloway has been the Chairman of the Board of FGO. Mr. Holloway also serves as a Director of Delta Health Group, a company that operates and manages health care facilities in the South and as President of State Street Properties, Inc., a commercial real estate development firm headquartered in Mississippi.

     Carl M. Crawford has served as Executive Vice President of the Company since May 1997. Mr. Crawford also serves as the Executive Vice President of FGO, a position he has held for more than the last five years. Prior to joining FGO in 1982, Mr. Crawford had been employed in management and marketing positions with a number of equipment and manufacturing companies.

     John F. Alford has served as Executive Vice President of the Company since December 1997. He served as Senior Vice President and Chief Financial Officer of the Company from May 1997 to December 1997. Mr. Alford joined FGO in 1996. Mr. Alford began his career in banking and previously served as a member of the Board of Directors and as Chief Operating Officer of Baton Rouge Bank and Trust Company, and a related financial firm, for more than the past five years.

     Jobie T. Melton, Jr. joined the Company as its Chief Financial Officer on July 1, 1998. Prior to joining the company, Mr. Melton was with Arthur Andersen LLP for twenty-seven years, the last 15 of which he was a partner. Mr. Melton is a Certified Public Accountant.

     James A. Lowe, III has served as General Counsel and Secretary of the Company since May 1997. Mr. Lowe joined FGO on January 1, 1997 as General Counsel. He has also served as Director of FGO and Director and Secretary of Friede & Goldman since February 1997. Prior to joining Friede Goldman Offshore, Mr. Lowe was an attorney with the firm of Watkins & Eager PLLC, a law firm in Jackson, Mississippi, for seven years, the last four of which he was a member of such firm.

     Ronald W. Schnoor was named Executive Vice President of Shipyard Operations for the Company in November 1998. He served as President of FGO from April 1997 and as the Vice President, Manager of Operations of since 1992. Mr. Schnoor joined FGO in 1984 and previously served as both Senior Project Engineer and as a Project Manager.

                               PART II

ITEM 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters

     During most of 1998, the Company's Common Stock was traded on the Nasdaq National Market. On December 1, 1998, the company's Common Stock began trading on the New York Stock Exchange. At March 1, 1999,
there were 170 stockholders of record of the Common Stock.   The
Company estimates that an additional 11,462 stockholders held the Common Stock in street name as of such date. The Company's Common Stock was first listed for quotation on the Nasdaq National Market on July 22, 1997. The following table sets forth the high and low sales price per share of the Common Stock, as quoted on the Nasdaq National Market through November 30, 1998 and on the New York Stock Exchange from December 1, 1998 through December 31, 1998, for the periods indicated.

                                                        Sales Price
                                                  ------------------------
               Period                              High              Low            Cash Dividend
----------------------------------------           -----            --------        -------------
July 22, 1997 through September 30, 1997          30               11 13/16              N/A
Quarter ended December 31, 1997                   46               26 5/16               N/A
Quarter ended March 31, 1998                      35 1/2           20 9/16               N/A
Quarter ended June 30, 1998                       41 7/8           26                    N/A
Quarter ended September 30, 1998                  30               10 1/4                N/A
Quarter ended December 31, 1998                   18 15/16         9 3/4                 N/A

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

ITEM 6.  Selected Financial Data

     The following table sets forth selected historical financial data as of the dates and for the periods indicated. The historical financial data set forth below are derived from the audited financial statements of the Company and the Company's predecessor companies, F&G Ltd. and HAM Marine (collectively, the "Predecessors"). The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements of the Company and the related notes thereto.

                                                                                   Year Ended December 31,
                                                               ---------------------------------------------------------
                                                                  1994         1995         1996       1997         1998
                                                               -------      -------     --------    -------     --------
                                                                          (In Thousands, except per share data)
Statement of Operations Date:
Revenue..................................................      $23,891      $19,865     $21,759     $113,172    $382,913
Cost of Revenue..........................................       18,063       13,510      15,769       75,236     293,712
                                                               -------      -------     --------    -------     --------

     Gross profit .......................................        5,828        6,355       5,990       37,936      89,201
Selling, general and administrative expenses.............        2,203        3,862       6,673       12,097      32,699
                                                               -------      -------     --------    -------     --------

     Operating Income (loss).............................        3,625        2,494        (684)      25,839      56,501
Net interest income (expense)............................         (346)        (197)       (448)         673
(201)
Gain on asset sales......................................          808        1,869         349        3,922          --
Litigation settlement....................................           --          750       3,467          611          --
Other....................................................           23            6         104          165
(336)
                                                               -------      -------     --------    -------     --------

     Income before provision for income taxes............        4,110        4,921       2,788       31,210      55,964
Provision for income taxes...............................           --           --          --        7,941      20,678
                                                               -------      -------     --------    -------     --------
Net Income ..............................................       $4,110       $4,921      $2,788      $23,269     $35,286
                                                               =======      =======     ========    =======     ========
Unaudited Pro Forma Data:
Net income as reported above.............................       $4,110       $4,921      $2,788      $23,269     $35,286
Pro forma provision for income taxes (1).................       (1,521)      (1,821)     (1,032)      (3,980)         --
                                                               -------      -------     --------    -------     --------

     Pro forma net income................................       $2,589       $3,100      $1,756      $19,289     $35,286
                                                               =======      =======     ========    =======     ========
Earnings per common share:
     Basic ..............................................        $0.22        $0.27       $0.15        $1.10       $1.46
     Diluted ............................................        $0.22        $0.27       $0.15        $1.09       $1.43
Pro Forma earnings per common share:
     Basic...............................................        $0.14        $0.17       $0.10        $0.92       $1.46
     Diluted ............................................        $0.14        $0.17       $0.10        $0.91       $1.43
Weighted average common shares outstanding:
     Basic...............................................       18,400       18,400      18,400       21,065      24,211
     Diluted ............................................       18,400       18,400      18,400       21,297      24,599
Statement of Cash Flows Data:
Cash provided by operating activities....................       $3,094         $269      $4,875      $51,122     $21,088
Cash provided by (used in) investing activities..........          410       (2,410)     (3,866)     (26,541)
(77,299)
Cash provided (used in) financing........................       (3,123)       2,581        (706)      29,947      41,156
Other Financial Data:
Depreciation and amortization...........................          $347         $425        $696       $1,609       5,875
Capital expenditures....................................         1,150        2,670       2,357       26,595      60,738
EBITDA (2)..............................................         4,054        2,919       1,092       28,464      62,155
Balance Sheet Data:
Working capital.........................................        $2,370       $2,714      $1,104      $45,522      $5,859
Net property, plant and equipment.......................         3,582        4,079       5,546       11,817     138,108

Total assets ...........................................         8,584       14,980      27,582      142,555     314,560
Long-term debt .........................................         3,217        3,270       2,853       25,767      45,863
Stockholder's equity....................................         2,681        5,255       6,219       63,805      85,290

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The Company's results of operations are affected primarily by conditions affecting offshore drilling contractors, including the level of offshore drilling activity by oil and gas companies. The level of offshore drilling is affected by a number of factors, including prevailing and expected oil and natural gas prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions and the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore, exploration, development and production activities. Despite declines in oil and natural gas prices over the past year, worldwide offshore drilling activity has remained relatively high over the past few years. According to Offshore Data Services, Inc. as of February 5, 1999, the utilization rate of the worldwide fleet of offshore mobile drilling units was 79.2%. While this rate represents a decline from the 96.4% utilization rate of one year ago, it is only slightly less than the 81% utilization rate of five years ago. This level of drilling activity is generally attributed to a number of recent industry trends, including three-dimensional seismic mapping, directional drilling and other advances in technology that have increased drilling success rates and efficiency and have led to the discoveries of oil and gas in subsalt geological formations (which generally are located in depths of 300 to 800 feet of water) and deepwater areas of the Gulf of Mexico. In the deepwater areas where larger and more technically advanced drilling rigs are needed, increased drilling activity resulted in increased demand for newly constructed semisubmersible drilling rigs and for retrofitting offshore drilling rigs.

     During the second half of calendar 1998, worldwide orders for the construction of new offshore drilling rigs declined. However, the Company has maintained a significant contract backlog of deepwater related projects. At December 31, 1997, the Company's backlog was approximately $324.6 million. The Company's backlog at December 31, 1998 was approximately $364.7 million, of which over $350 million was related to deepwater projects. In addition, in February 1999, the Company was awarded a $143.2 million contract for the new construction of a Friede & Goldman, Ltd. designed Millennium S.A. semisubmersible offshore drilling rig. The contract is subject to the securing of rig financing by the owner.

     To accommodate its rapid growth, the Company has leased additional acreage adjacent to FGO West's existing shipyard in Pascagoula, Mississippi, that provides it with additional dock space and covered fabrication capacity. In addition, the Company has completed construction of a state-of-the-art shipyard, also in Pascagoula, Mississippi, that is capable of constructing new offshore drilling rigs and production units as well as converting, retrofitting and repairing existing offshore drilling rigs and production units. The new facility ("FGO East" formerly known as the "Greenwood Island Facility") began generating revenue in the first quarter of 1998 and became fully operational in the third quarter. Further, the Company has increased its workforce from approximately 430 employees at December 31, 1996 to approximately 4,200 employees at December 31, 1998.

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

     Due to general declines in oil and gas prices during 1998, demand for offshore drilling rigs has declined and, as a result, dayrates earned by drilling contractors have also declined. While the Company's backlog remains strong, it is possible that continued low oil and gas prices could result in a further decline in demand for deepwater drilling rigs and, as a result, dayrates for rigs could also decline further. Substantially all of the contracts included in the Company's backlog at December 31, 1998 relate to deepwater drilling rigs. Some of these contracts are subject to cancellation by the customers, however, the Company has had no indication that any of its contracts might be cancelled.

     At December 31, 1998, the Company has paid or committed approximately $11.3 million for the manufacture of certain jackup rig components. As noted above, demand for new construction of jackup drilling rigs has declined. However, management of the Company believes that contracts for new construction, modification or repairs will be secured that will utilize these components and permit the Company to realize its investment in the components.

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

     The Company's revenue on contracts is earned on the percentage-of-completion method which is based upon the percentage that incurred costs to date, excluding the costs of any purchased but uninstalled materials, bear to total estimated costs. Accordingly, contract price and costs estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage-of-completion are reflected in the accounting period in which the facts that require such adjustments become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are identified. Other changes, including those arising from the contract penalty provisions and final contract settlements, are recognized in the period in which the revisions are determined. To the extent that these adjustments result in a reduction or elimination of previously reported profits, the Company would report such a change by recognizing a charge against current earnings, which might be significant depending on the size of the project or the adjustment. Cost of revenue includes costs associated with the fabrication process and can be further broken down between direct costs (such as direct labor hours and raw materials) allocated to specific projects and indirect costs (such as supervisory labor, utilities, welding supplies and equipment costs) that are associated with production but are not directly related to a specific project.

Results of Operations

Comparison of the Years Ended December 31, 1998 and 1997

     During the year ended December 31, 1998, the Company generated revenue of $382.9 million, an increase of 238%, compared to the $113.2 million generated for the year ended December 31, 1997. This increase was caused by (1) an increase in demand for conversion and retrofit services related to deep water offshore drilling rigs, (2) revenues of approximately $71.0 million attributable to the completion and outfitting of an existing semisubmersible drilling rig hull, (3) approximately $62.2 million of revenues attributable to the new construction of semi-submersible drilling rigs, and (4) revenues of approximately $113.9 million generated by the Company's Marystown Facility and French operations.

     Cost of revenue was $293.7 million for the year ended December 31, 1998 compared to $75.2 million for the year ended December 31, 1997, resulting in an increase in gross profit from $37.9 million for the year ended December 31, 1997 to $89.2 million in the year ended December 31, 1998. The decrease in gross profit as a percentage of revenues can be explained as follows: (1) the new build construction of semisubmersible offshore drilling rigs generally results in lower gross margin percentages than those generated from repair and retrofit work, (2) the company earned smaller margin percentages on contracts assumed upon the acquisition of the Marystown Facility, and
(3) margin percentages earned on equipment sales from the Company's French operations, while typically higher than margins earned on new build construction are generally less than those earned from repair and retrofit work. Management expects that gross margins, as a percentage of revenues, may trend lower as a more significant portion of the company's total revenues is derived from the new construction of offshore drilling rigs and from sales of equipment. Such lower gross margin percentages result from a higher dollar volume of lower margin material and subcontract costs included in costs of revenues, and from a greater portion of the total project being performed on a fixed price basis. Gross margins on repair and retrofit projects also vary based on, among other things, the size of the project undertaken.

     Selling, general and administrative expenses "(SG&A expenses") were $32.7 million in the year ended December 31, 1998 compared to $12.1 million for the year ended December 31, 1997. The increase in SG&A expenses reflects an increase in sales and administrative workforce and facilities due to overall growth of the Company's business, the additional administrative costs associated with international activities and costs associated with being a publicly held corporation.

     Operating income increased by $30.7 million from the year ended December 31, 1997 to $56.5 million for the year ended December 31, 1998 primarily as a result of increased revenue and gross profit discussed in the preceding paragraphs.

     Net interest income (interest income less interest expense) declined to $0.2 million for the year ended December 31, 1998 from $0.6 million for the year ended December 31, 1997, primarily as a result of increased interest expense attributable to borrowings related to FGO East and equipment additions in the existing FGO West yard.

     The change in other income (expense) is primarily attributable to miscellaneous items, none of which are individually material.

     The provision for income taxes for the year ended December 31, 1998 reflects a composite income tax rate of approximately 37% including foreign taxes of approximately $2.9 million. The actual and proforma provision for income taxes for the year ended December 31, 1997, reflects a combined Federal and State tax rate of 38%. The decline in the overall rate for the year ended December 31, 1998 is the result of available state income tax credits related to increased employment levels at the Company's Pascagoula, Mississippi locations.

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

     Cost of revenue was $75.2 million in 1997 compared to $15.8 million in 1996, resulting in an increase in gross profit from $6.0 million in 1996 to $37.9 million in 1997. The increase in gross profit as a percentage of revenue is primarily due to the type of work being completed in 1997 compared to 1996. During 1997, a greater portion of the projects performed consisted of conversion and retrofit projects, compared to primarily repair and inspection projects completed in 1996. Conversion and retrofit projects generally provide higher profit margins than repair and inspection projects. In addition, during 1997, F&G Ltd. completed a major design project for a customer that resulted in higher gross profits than those earned in 1996. SG&A expense were $12.1 million in 1997 compared to $6.7 million in 1996. The increase in SG&A expenses reflects an increase in administrative workforce and facilities due to overall growth of the Company's business and costs associated with being a publicly held corporation.

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

Liquidity and Capital Resources

     Historically, the Company has financed its business activities through funds generated from operations, a credit facility secured by accounts receivable, and long-term borrowings secured by assets acquired with proceeds from such borrowings. Net cash provided by operations was $52.1 million and $21.1 million for the year ended December 31, 1997 and 1998, respectively. Accounts receivable and inventory related to contracts as of December 31, 1998 have increased significantly over amounts outstanding at December 31, 1997 while, at the same time, billing in excess of revenues and estimated profits on several large projects being in progress have declined causing the decline in operating cash flow.

     During the year ended December 31, 1998, the Company incurred approximately $60.7 million in capital expenditures primarily related to the overall expansion of the Company's business activities. Of the total, $52.3 million was expended for facilities and related additional equipment. $0.9 million was also expended for furniture and fixtures and $7.5 million was related to building improvements. In addition, in February, 1998, approximately $25.0 million was expended for the acquisition of the Company's French subsidiary. The capital expenditures and acquisition costs were funded from operating cash flow, proceeds from the initial public offering, the MARAD arrangement and the $8 million and $18 million debt facilities discussed below.

     In March, 1997, FGO entered into a credit facility (the "Credit Facility") which provided for borrowings of up to $10.0 million, subject to a borrowing base limitation equal to 80% of eligible receivables. The Credit Facility is secured by contract-related receivables. During 1998, the borrowing capacity under the Credit Facility was increased to $25.0 million and was extended until March 31, 1999. At December 31, 1998, $9.3 million was the outstanding balance under the Credit Facility and $9.6 million was available. Borrowings under the Credit Facility bear interest equal to the lender's prime lending rate plus 1/2% per annum. At December 31, 1998, the interest rate under the Credit Facility was 8.14% per annum. The Credit Facility contains a number of restrictions, including a provision that would prohibit the payment of dividends by FGO to the Company in the event that FGO defaults under the terms of the facility. In addition, the Company must maintain certain minimum net worth and working capital levels and ratios and debt to equity ratios.

     The Company has signed a commitment letter with the bank for $30 million credit facility that would provide up to $15 million in receivable based credit and a $15 million capital expenditure and acquisition facility that can be converted to a 3 year term loan upon termination of the facility. Other terms and restrictions of the $30 million facility are similar to the existing facility.

     As a source of borrowing for expansion, the United States Maritime Administration ("MARAD") provided its guarantee for $24.8 million of bonds issued by the Company. The proceeds from the sale of MARAD guaranteed bonds were used for capital expenditures relating to constructing and equipping the Company's FGO East Facility. Borrowings under the MARAD facility are secured by the FGO East Facility, bear interest at 6.35% and are repayable over 15 years. As of December 31, 1998, approximately $24.8 million was outstanding under the MARAD facility.

     During 1998, the Company entered into an $8 million equipment financing arrangement. Amounts borrowed bear interest at 7.05% and are being repaid in quarterly installments of $500,000 plus interest through March 2002. The balance outstanding at December 31, 1998 was $6.5 million. During December 1998, the Company issued $18.0 million of 10 year 7.99% Mississippi Business Finance Corporation Taxable Industrial Development Revenue Bonds (the "MBFC Bonds"). The bonds require annual principle and interest of approximately $2.6 million. The proceeds from both the $8.0 million equipment facility and the $18.0 million MBFC Bonds were used to purchase equipment (primarily cranes and welding related equipment) and a floating dry dock. The borrowings are secured by the equipment purchased.

     During 1998, the Board of Directors authorized a stock repurchase plan under which the Company could repurchase shares of its common stock in open market transactions with an aggregate fair value of up to $30,000,000. Through December 31, 1998, the Company had repurchased 1,188,900 shares of its Common Stock for an aggregate of approximately $15.5 million. The Company utilized a $15.0 million short-term credit facility provided by an investment banking firm to finance a portion of the purchases. No amounts were outstanding under that arrangement as of December 31, 1998.

     In July 1997, the Company completed an initial public offering (the "Offering") of 6,005,042 shares of its common stock for net proceeds of approximately $46.7 million. Proceeds from the Offering have been used to finance a portion of the Company's expansion of its FGO West shipyard, the new FGO East Facility, and the acquisition of the French operations and for working capital.

     At December 31, 1998, the Company had invested approximately $12.8 million in an unconsolidated subsidiary ("Ilion LLC") in which the Company currently owns a 50% equity interest. The Company's ownership interest in Ilion LLC is expected to be reduced to 30%. Ilion LLC owns a hull for a semi-submersible drilling rig that requires substantial completion and outfitting. The Company and the other member of Ilion LLC (who is also one of the Company's largest customers) are considering various options for formal arrangements related to the hull, including financing of the completion, securing a contract for utilization or sale of the rig, or other options. The Company's investment in Ilion LLC was financed through cash flow from operations. Other than the initial purchase of the drilling rig hull, Ilion LLC has had no significant activity as of December 31, 1998. The Company's investment in Ilion LLC is accounted for using the equity method.

     Management believes that cash generated by operating activities, and funds available under its various credit facilities will be sufficient to fund its capital expenditure requirements and its working capital needs at current levels of activity. Management of the Company has historically been able to manage cash flow from construction contracts in such a manner as to minimize the need for short-term contract related borrowings. However, in light of the significant increase in revenues during 1998, additional debt financing or equity financing may be required if the Company continues to significantly increase its conversion, retrofit and repair business or obtains significant additional orders to construct new drilling rigs or production units. Although the Company believes that, under such circumstances, it would be able to obtain additional financing, there can be no assurance that any additional debt or equity financing will be available to the Company for these purposes or, if available, will be available on terms satisfactory to the Company.

     As noted above, the company has experienced rapid growth during the past two years. During this period, construction was completed on the FGO East Facility; an initial public offering of common stock was completed and the Company's employment level, revenues and backlog increased significantly. The Company has also invested in an equity ownership in an unconsolidated subsidiary that owns a semi-submersible drilling rig, and, unlike prior operations, the Company has incurred costs related to construction or fabrication of rig components for which no specific customer has committed. In addition, in early 1998, the Company completed the acquisition of foreign entities in Canada and France. These changes in and significant expansion of the Company's operation, expose the Company to additional business and operating risks and uncertainties.

Year 2000 ("Y2K")

     Many software applications, hardware and equipment and embedded chip systems identify dates using only the last two digits of the year. These products may be unable to distinguish between dates in the Year 2000 and dates in the year 1900. That inability, if not addressed, could cause applications, equipment or systems to fail or provide incorrect information after December 31, 1999, or when using dates after December 31, 1999. This in turn could have an adverse effect on the Company, due to the Company's direct dependence on its own applications, equipment and systems and indirect dependence on those of other entities with which the Company must interact.

     COMPLIANCE PROGRAM.    In order to address the Y2K issue, the
Company has implemented a Y2K compliance plan to coordinate the five phases of Y2K remediation. Those phases include: (1) awareness, (2) assessment, (3) remediation, (4) testing and (5) implementation of necessary modifications. The Company has made all applicable levels of its organization aware of the Y2K issue and of the Company's plans to assure Y2K compliance.

     In connection with the rapid expansion of the Company's business activities, the Company, with the assistance of third-party consultants, has conducted an overall assessment of its computer and information systems needs. As a result of such assessment, the Company has begun implementation of an expanded and upgraded information system. The new system, which will be Y2K compliant, includes upgraded software and hardware and will involve the outsourcing of certain data processing functions. Implementation of the new system is scheduled to be substantially complete for the Company's domestic operations during the third quarter of 1999. As part of the implementation process, the new system will be tested for Y2K compliance. Implementation of the system's applications at the Company's international locations will follow the domestic implementation, but will not be complete prior to the year 2000.

     With respect to the Company's domestic non-financial systems applications, and its international financial and non-financial systems, the Company has initiated a review and testing program to assess the Y2K compliance of the systems currently in place. Such review will determine the nature and impact of the year 2000 issue for hardware and equipment, embedded chip systems, and third-party developed software. The review involves, among other things, obtaining representations and assurances from third parties, including third party vendors, that their hardware and equipment, embedded chip systems, and software being used by or impacting the Company are or will be modified to be Y2K compliant.

     The Company's Non-IT Systems primarily consist of equipment with embedded technology and computer assisted design software. The Company is in the process of completing its preliminary assessment of all date-sensitive components. Upon completion of its assessment, the Company will replace or modify any non-compliant Non-IT Systems as necessary.

     COMPANY'S STATE OF READINESS.    As noted above, the Company
expects that implementation of its new information systems at its domestic locations will be complete before the end of the third quarter of 1999. Nevertheless, the Company is currently testing its existing domestic information systems for Y2K compliance and expects to have such testing completed by the end of the second quarter of 1999. The review of Y2K compliance at international locations and for domestic non-financial applications is underway. As previously noted, the review involves soliciting responses from third parties concerning Y2K compliance of their products. To date, the responses from such third parties are inconclusive. As a result, management cannot predict the potential consequences if these or other third parties are not Y2K compliant. Management expects that the review, testing, and any required remediation will be completed by the end of the third quarter of 1999.

     COSTS TO ADDRESS YEAR 2000 COMPLIANCE ISSUES.   The costs of
acquiring and implementing the Company's expanded and upgraded information system are not directly attributable to achieving Y2K Compliance, rather, such costs are a direct result the Company's growth. While these costs are expected to be significant in the aggregate, the most significant portion is being financed through a five-year operating lease. Annual lease payments are expected to total approximately $1.4 million. Costs incurred to date and expected to be incurred with respect to review, testing and remediation of international financial and non-financial systems and domestics non-financial systems are not anticipated to be significant.

     RISKS OF NON-COMPLIANCE AND CONTINGENCY PLANS.    The major
applications that pose the greatest threat to the Company if the Y2K compliance program is not successful are the Company's financial systems, including project management systems and payroll. A failure of such systems could result in an inability to determine the status of construction projects or to disburse payroll to the Company's workforce on a timely basis or to perform its other financial and accounting functions. Failure of embedded technology could result in the temporary unavailability of equipment and disruption of construction projects. The primary potential Y2K risk attributable to third parties would be from a temporary disruption in certain materials and services provided by such third parties.

     The goal of the Y2K project is to ensure that all of the Company's critical systems and processes remain functional.
However, because certain systems and processes may be interrelated with systems outside of the control of the Company, there can be no assurance that all implementations will be successful. Accordingly, as part of the Y2K project, contingency and business plans are being developed to respond to any failures as they may occur. Such contingency and business plans are scheduled to be completed by mid-year 1999. Management does not expect the costs to the Company of the Y2K project to have a material adverse effect on the Company's financial position, results of operations or cash flows. Based on information available at this time, however, the Company cannot conclude that any failure of the Company or third-parties to achieve Y2K compliance will not adversely affect the Company.

Recently Issued Accounting Pronouncements

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires the company to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. SFAS No. 130 was adopted in 1998.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," which is effective for periods beginning after December 14, 1997. SFAS No. 131 requires the Company to report financial and descriptive information about its operating segments in its annual financial statements for the year ending December 31, 1998. SFAS No. 131 was adopted in 1998.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Given the Company's historically minimal use of these types of instruments, the Company does not expect a material impact on its statements from adoption of SFAS No. 133.

ITEM 7a.  Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to interest rate risk due to changes in interest rates, primarily in the United States. The company's policy is to manage interest rates through the use of a combination of fixed and floating rate debt. The Company currently does not use any derivative financial instruments to manage its exposure to interest rate risk. The table below provides information about the Company's future maturities of principal for outstanding debt instruments and fair value at August 31, 1998. All instruments described are non-trading instruments ($ in millions).

                                                                                                                    Fair
                               1999         2000        2001         2002        2003     Thereafter    Total
Value
                               -----       -----       -----        ------     ------     ----------   -------
-------
Long-term Debt
     Fixed rate               $6,801       $5,471      $5,582       $4,216     $3,798       $26,739    $52,607  $52,607
     Average interest rate      7.07%        7.07%       7.02%        7.04%      7.03%         6.69%

Short-term Debt
     Variable rate            $9,328                                                                   $ 9,328  $ 9,328
     Average interest rate       8.1%                                                                      8.1%

Foreign Currency Risks

     Although the majority of the Company's transactions are in U.S. dollars, two of the Company's subsidiaries conduct some of their operations in various foreign currencies. The company currently does not use any off balance sheet hedging instruments to manage its risks associated with its operating activities conducted in foreign currencies unless that particular operation enters into a contract in a foreign currency which is different that the local currency of the particular operation. In limited circumstances and when considered appropriate, the Company will utilize forward exchange contracts to hedge the anticipated purchases and/or sales. The Company has historically used these instruments primarily in the manufacturing and selling of certain marine deck equipment. The Company attempts to minimize its exposure to foreign currency fluctuations by matching its revenues and expenses in the same currency for its contracts.
As of December 31, 1998, the company does not have any outstanding forward exchange contracts.

ITEM 8.   Financial Statements and Supplementary Data

     The information required by this Item 8 is contained in a separate section of this report. See "Index to Consolidated
Financial Statements" on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


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

  (a)(2)   Financial Statement Schedules
           The required information is included in the Consolidated Financial Statements or Notes thereto.

  (a)(3)   Exhibits

Exhibit

     3.1  -    Articles of Incorporation of Friede Goldman
               Mississippi, Inc.

     3.2  -    Agreement and Plan of Merger of Friede Goldman
               International Inc. and Friede Goldman Mississippi, Inc.

     3.3  -    Bylaws

    *4.1  -    Specimen Common Stock Certificate. (Incorporated by
               reference to Exhibit 4.1 to the Company's Registration
               Statement on Form S-1 (Registration No. 333-27599) declared effective on July 18, 1997).

    *4.2  -    Form of Registration Rights Agreement among Friede
               Goldman International Inc., J. L. Holloway, Carl M.
               Crawford, Ronald W. Schnoor, James A. Lowe, III and
               John F. Alford. (Incorporated by reference to Exhibit
               4.2 to the Company's Registration Statement on Form S-1
               (Registration No. 333-27599) declared effective on July
               18, 1997).

    *4.3  -    Form of Amendment No. 1 to Registration Rights
               Agreement among Friede Goldman International Inc., J.
               L. Holloway, Carl M. Crawford, Ronald W. Schnoor, James
               A. Lowe, III, John F. Alford, Holloway Partners, L.P.,
               Carl Crawford Children's Trust and Bodin Children's
               Trust. (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1
               (Registration No. 333-27599) declared effective on July
               18, 1997).

   *10.1  -    Form of Officer and Director Indemnification Agreement.
               (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1
               (Registration No. 333-27599) declared effective on July
               18, 1997).

   *10.2  -    Form of Employment Agreement between Friede Goldman
               International Inc. and J. L. Holloway. (Incorporated by reference to Exhibit 10.2 to the Company's
               Registration Statement on Form S-1 (Registration No.
               333-27599) declared effective on July 18, 1997).

   *10.3  -    Form of Amendment No. 1 to Employment Agreement between
               Friede Goldman International Inc. and J. L. Holloway.
               (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1
               (Registration No. 333-27599) declared effective on July
               18, 1997).

   *10.4  -    Form of Employment Agreement between HAM Marine, Inc.
               and each of Carl M. Crawford and Ronald W. Schnoor.
               (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1
               (Registration No. 333-27599) declared effective on July
               18, 1997).

   *10.5  -    Form of Amendment No. 1 to Employment Agreement between
               HAM Marine, Inc. and each of Carl M. Crawford and
               Ronald W. Schnoor.(Incorporated by reference to Exhibit
               10.5 to the Company's Registration Statement on Form
               S-1 (Registration No. 333-27599) declared effective on
               July 18, 1997).

   *10.6  -    Form of Employment Agreement between Friede Goldman
               International Inc. and John F. Alford. (Incorporated by reference to Exhibit 10.6 to the Company's Registration
               Statement on Form S-1 (Registration No. 333-27599) declared effective on July 18, 1997).

   *10.7  -    Form of Amendment No. 1 to Employment Agreement between
               Friede Goldman International Inc. and John F. Alford.
               (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1
               (Registration No. 333-27599) declared effective on July
               18, 1997).

   *10.8  -    Form of Employment Agreement between HAM Marine, Inc.
               and James A. Lowe, III.  (Incorporated by reference to
               Exhibit 10.8 to the Company's Registration Statement on
               Form S-1 (Registration No. 333-27599) declared effective on July 18, 1997).

   *10.9  -    Form of Amendment No. 1 to Employment Agreement between
               HAM Marine, Inc. and James A. Lowe, III.
               (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1
               (Registration No. 333-27599) declared effective on July
               18, 1997).

   *10.10 -    Amended and Restated 1997 Equity Incentive Plan.

   *10.11 - Revolving Credit Agreement, dated as of March 20, 1997, by and among HAM Marine, Inc., as borrower, Friede & Goldman, Ltd., J. L. Holloway and Carl Crawford, as guarantors, and Bank One, Louisiana, National Association, as the Bank. (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration No. 333-27599) declared effective on July 18, 1997).

   10.12  -    Fifth Amendment to Revolving Credit Agreement, dated as
               of August 14, 1998 by and among HAM Marine, Inc. as borrower, Friede Goldman International Inc. and Friede
               & Goldman, Ltd. as guarantors, and Bank One, Louisiana,
               National Association as bank.

  *10.13  -    Amended Lease Agreement, dated June 22, 1995, by and
               among the Jackson County Port Authority, the Board of
               Supervisors of Jackson County, Mississippi and HAM
               Marine, Inc. (Pascagoula shipyard). (Incorporated by reference to Exhibit 10.14 to the Company's
               Registration Statement on Form S-1 (Registration No.
               333-27599) declared effective on July 18, 1997)

  *10.14  -    Lease Contract, dated December 12, 1996, by and among
               the Jackson County Port Authority, the Board of
               Supervisors of Jackson County, Mississippi and HAM
               Marine, Inc. (Incorporated by reference to Exhibit
               10.15 to the Company's Registration Statement on Form
               S-1 (Registration No. 333-27599) declared effective on
               July 18, 1997).

  *10.15  -    Memorandum of Understanding, dated December 30, 1996,
               by and among the Board of Supervisors of Jackson
               County, Mississippi and HAM Marine, Inc. (New shipyard). (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1
               (Registration No. 333-27599) declared effective on July
               18, 1997).

  *10.16  -    Form of Amended and Restated Stock Exchange Agreement
               by and among Friede Goldman International Inc., HAM
               Martine, Inc., Friede & Goldman Ltd., J. L. Holloway,
               Carl M. Crawford, Ronald W. Schnoor, James A. Lowe,
               III, John F. Alford, Holloway Partners, L.P., Carl
               Crawford Children's Trust and Bodin Children's Trust.
               (Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1
               (Registration No. 333-27599) declared effective on July
               18, 1997).

  *10.17  -    Business Purchase Agreement, dated November 22, 1996,
               by and among J. L. Holloway Holdings, Inc., Friede &
               Goldman, Ltd. and Jerome L. Goldman. (Incorporated by reference to Exhibit 10.19 to the Company's
               Registration Statement on Form S-1 (Registration No.
               333-27599) declared effective on July 18, 1997).

  *10.18  -    Amendment to Business Purchase Agreement, dated
               December 3, 1996, by and among Friede & Goldman, Ltd.
               (f/k/a J. L. Holloway Holdings, Inc.), J. L. Goldman
               Associates, Inc. (f/k/a Friede & Goldman, Ltd.) and
               Jerome L. Goldman.  (Incorporated by reference to
               Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 333-27599) declared effective on July 18, 1997).

  *10.19  -    Second Amendment to Business Purchase Agreement, dated
               May 19, 1997, by and among Friede & Goldman, Ltd., J.
               L. Goldman Associates, Inc. and Jerome L. Goldman.
               (Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1
               (Registration No. 333-27599) declared effective on July
               18, 1997).

  *10.20  -    Third Amendment to Business Purchase Agreement, dated
               June 13, 1997, by and among Friede & Goldman, Ltd., J.
               L. Goldman Associates, Inc. and Jerome L. Goldman.
               (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1
               (Registration No. 333-27599) declared effective on July
               18, 1997).

   10.21  -    Aircraft Dry Lease, dated as of December 1, 1998, by
               and between Equipment Management Systems, LLC, lessor, and Friede Goldman International Inc., lessee.

  *10.22  -    Stock Purchase Agreement, dated January 1, 1998, by and
               among Marystown Shipyard Limited, Newfoundland Ocean
               Enterprises Ltd., Friede Goldman Canada, Inc., Friede
               Goldman International Inc. and Friede Goldman
               Marystown, Ltd.  (Incorporated by reference to Exhibit
               99.2 to the Company's Current Repiort on Form 8-K, dated January 1, 1998).

  *10.23  -    Sale and Purchase Agreement, dated February 5, 1998, by
               and among Friede Goldman France S.A.S., Mr. Jean
               Franaois Queru, Mr. Arnaud Queru, Ms. Helene Queru,
               Mrs. Regine Queru, Mr. Jean Michel Gandreuil, Mrs.
               Dominique Gandreuil and MGLV. (Incorporated by reference to Exhibit 99.2 to the Company's Current
               Report on Form 8-K, dated February 5, 1998).

  *10.24  -    Amendment No. 1 to Sale and Purchase Agreement, dated
               February 5, 1998, by and among Friede Goldman France
               S.A.S., Friede Goldman International Inc., Mr. Jean
               Franaois Queru, Mr. Arnaud Qeru, Ms. Helene Queru,
               Mrs. Regine Queru, Mr. Jean Michel Gandreuil, Mrs.
               Dominique Gandreuil and MGLV. (Incorporated by reference to Exhibit 99.3 to the Company's Current
               Report on Form 8-K, dated February 5, 1998).

   10.25  -    Loan Agreement Among GE Capital Public Finance, Inc. as
               lender, Mississippi Business Finance Corporation as issuer and Friede Goldman International Inc. as borrower, dated December 1, 1998.

   10.26  -    Substitution of Equipment and Security Agreement, dated
               as of December 15, 1998, by and between General
               Electric Capital Corporation as secured party and HAM
               Marine, Inc. as debtor.

   10.27  -    Employment and Noncompetition Agreement between Friede
               Goldman International Inc. and John F. Alford.

   10.28  -    Employment Agreement between Friede Goldman
               International Inc. and Jobie T. Melton, Jr.

   21.1   -    Subsidiaries of Friede Goldman International Inc.

   27.1   -    Financial Data Schedule.

* Previously filed.

     (b)       Reports on Form 8-K

During the quarter ended December 31, 1998, the Company did not file any Current Reports on Form 8-K.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.

                                 FRIEDE GOLDMAN INTERNATIONAL INC.



                                        /s/   J.L. HOLLOWAY
                                J. L. Holloway
                                Chairman, President and
                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 1999.

     Signature                  Title

/s/ J. L. HOLLOWAY              Chairman of the Board, President and
    J.L. Holloway                 Chief Executive Officer (Principal
                                  Executive Officer)


/s/ JOBIE T. MELTON, JR.        Chief Financial Officer (Principal
     Jobie T. Melton, Jr.         Financial Officer and
                                  Principal Accounting Officer)


/s/ ALAN A. BAKER               Director
     Alan A. Baker

/s/ T. JAY COLLINS              Director
     T. Jay Collins

/s/ JOHN G. CORLEW              Director
     John G. Corlew

/s/ JEROME L. GOLDMAN           Director
     Jerome L. Goldman

/s/ RAYMOND E MABUS, JR.        Director
     Raymond E. Mabus, Jr.

/s/ HOWELL W. TODD              Director
     Howell W. Todd

         FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                Page

Consolidated Financial Statements of Friede Goldman International Inc. and Subsidiaries:

Report of Independent Public Accountants...........................F-2
Consolidated Balance Sheets as of December 31, 1997 and 1998.......F-3
Consolidated Statements of Operations for the years ended
   December 31, 1996, 1997 and 1998................................F-4
Consolidated Statements of Stockholders' Equity for the
   years ended  December 31, 1996, 1997 and 1998...................F-5
Consolidated Statements of Cash Flows for the years ended
   December 31, 1996, 1997 and 1998................................F-7
Notes to Consolidated Financial Statements.........................F-9

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Friede Goldman International Inc.:

     We have audited the accompanying consolidated balance sheets of Friede Goldman International Inc., a Mississippi corporation (the "Company") and its subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Friede Goldman International Inc. and its subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                   ARTHUR ANDERSEN LLP

New Orleans, Louisiana,
February 9, 1999

                                    FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS

                                                                                                     December 31,
                                                                                     ----------------------------------
                                                                                             1997                  1998
                                                                                     ------------          ------------
                                   ASSETS

Current assets:
     Cash and cash equivalents                                                       $ 57,038,036          $ 42,796,320
     Accounts receivable                                                               20,568,194            52,956,309
     Inventory and stockpiled materials                                                 5,216,651            34,191,727
     Costs and estimated earnings in excess of billings on uncompleted contracts               --            14,397,714
     Restricted escrowed funds                                                         14,383,929                    --
     Prepaid expenses and other                                                           607,448             2,535,947
     Current deferred tax asset                                                                --             2,246,084
                                                                                     ------------          ------------

Total current assets                                                                   97,814,258           149,124,101

Investment in unconsolidated subsidiary                                                   907,957            12,825,000
Property, plant and equipment, net of  accumulated depreciation                        11,816,664           138,108,264
Restricted escrowed funds                                                              10,433,071                    --
Construction in progress                                                               17,934,877               969,978
Goodwill and other assets net of accumulated amortization                               3,648,585            13,532,760
                                                                                     ------------          ------------

Total assets                                                                         $142,555,412          $314,560,103
                                                                                     ============          ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short-term debt, including current portion of long-term debt                    $    493,829          $ 16,129,380
     Accounts payable                                                                  11,507,108            62,968,178
     Accrued expenses                                                                   3,803,587            18,640,068
     Billing in excess of costs and estimated earnings on uncompleted contracts        36,487,735            45,527,884
                                                                                     ------------          ------------

Total current liabilities                                                              52,292,259           143,265,510
Deferred income tax liability                                                             691,000             6,794,177
Long-term debt, less current maturities                                                25,766,929            45,862,732
                                                                                     ------------          ------------

Total liabilities                                                                      78,750,188           195,922,419
                                                                                     ------------          ------------

Deferred government subsidy, net of accumulated amortization                                   --            33,347,604

Commitments and contingencies
Stockholders' equity:
     Preferred stock; $0.01 par value; 5,000,000 shares authorized;
          no shares issued and outstanding                                                     --                    --
     Common stock; par value $0.01; 125,000,000 shares authorized;
          24,405,042 and 24,535,168 shares issued and outstanding at
          December 31, 1997 and December 31, 1998, respectively                           244,050               245,351
     Additional paid-in capital                                                        49,501,707            50,928,526
     Retained earnings                                                                 14,059,467            49,345,947
     Less: Treasury stock at cost, 1,188,900 shares at December 31, 1998                       --           (15,827,557)
     Accumulated other comprehensive income                                                    --               597,813
                                                                                     ------------          ------------

          Total stockholders' equity                                                   63,805,224            85,290,080
                                                                                     ------------          ------------

          Total liabilities and stockholders' equity                                 $142,555,412          $314,560,103
                                                                                     ============          ============

The accompanying notes are an integral part of these financial statements.

                                   FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               For the Years Ended December 31,
                                                               ---------------------------------------------------------
                                                                      1996                   1997                   1998
                                                               -----------           ------------           ------------
Revenue                                                        $21,758,715           $113,171,533           $382,912,819
Cost of revenue                                                 15,768,980             75,235,691            293,712,117
                                                               -----------           ------------           ------------
     Gross profit                                                5,989,735             37,935,842             89,200,702
                                                               -----------           ------------           ------------
Selling, general and administrative expenses                     6,673,371             12,096,614             32,699,304
                                                               -----------           ------------           ------------
     Operating income/(loss)                                      (683,636)            25,839,228             56,501,398
                                                               -----------           ------------           ------------

Other income/(expense):
     Interest expense                                             (891,458)              (563,601)
(2,227,627)
     Interest income                                               443,317              1,236,152              2,026,198
     Gain/(loss) on sale or distribution of assets                 348,793              3,922,099
(374,225)
     Litigation settlement                                       3,466,635                611,310                     --
     Other                                                         104,487                165,217                 38,438
                                                               -----------           ------------           ------------
          Total other income/(expense)                           3,471,774              5,371,177
(537,216)
                                                               -----------           ------------           ------------
     Income before income taxes                                  2,788,138             31,210,405             55,964,182
Income tax provision                                                    --              7,940,920             20,677,702
                                                               -----------           ------------           ------------
     Net income                                                  2,788,138             23,269,485             35,286,480
                                                               ===========           ============           ============

Pro forma income tax provision                                   1,032,000              3,980,000                     --
                                                               -----------           ------------           ------------
     Pro forma net income                                      $ 1,756,138           $ 19,289,485           $ 35,286,480
                                                               ===========           ============           ============

Earnings per share:
     Basic                                                     $      0.15           $       1.10           $       1.46
                                                               ===========           ============           ============
     Diluted                                                   $      0.15           $       1.09           $       1.43
                                                               ===========           ============           ============

Pro forma earnings per share:
     Basic                                                     $      0.10           $       0.92
                                                               ===========           ============
     Diluted                                                   $      0.10           $       0.91
                                                               ===========           ============

Weighted average shares:
     Basic                                                      18,400,000             21,065,252             24,210,810
                                                               ===========           ============           ============
     Diluted                                                    18,400,000             21,297,006             24,599,038
                                                               ===========           ============           ============

The accompanying notes are an integral part of these financial statements.

                                    FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             Common Stock         Additional                                    Other
                       ----------------------       Paid-In       Retained      Treasury     Comprehensive
                          Number      Amount        Capital       Earnings        Stock      Income (Loss)     Total
                       ----------    --------     ----------   -------------   ------------   ----------    -----------
Balance,
December 31,1995              501    $  5,013     $  876,554   $   4,531,924    $        --   $ (158,243)   $ 5,255,248
Comprehensive income:
  Net income for year
     ended 1996                --          --             --       2,788,138             --           --      2,788,138
  Other comprehensive
    income
    Unrealized gain on
       on marketable
       securities              --          --             --              --             --    1,766,914      1,766,914
                                                                                                           ------------

Total comprehensive
  income                                                                                                      4,555,052
Distribution to
  stockholders                 --          --             --      (4,771,413)            --           --     (4,771,413)
  Capital contribution
    from stockholders          --          --        100,000              --             --           --        100,000
  Stock granted to
    employees as
    compensation               --          --      1,080,000              --             --           --      1,080,000
                       ----------    --------     ----------   -------------   ------------  -----------    -----------
Balance,
December 31, 1996             501    $  5,013     $2,056,554   $   2,548,649             --  $ 1,608,671    $ 6,218,887
Comprehensive income:
  Net income for year
    ended 1997                 --          --             --      23,269,485             --           --     23,269,485
  Other comprehensive
    income
    Unrealized loss
       on marketable
       securities              --          --             --              --             --     (704,060)      (704,060)
                                                                                                           ------------
Total comprehensive
  income                                                                                                     22,565,425
Stock granted to
  employees as
  compensation                 --          --        475,000              --             --           --        475,000
Distributions to
  stockholders                 --          --             --     (11,758,667)            --     (904,611)   (12,663,278)
Exchange of stock in
  connection with
  reorganization
  (Note 1)              9,199,499      86,987        (86,987)             --             --           --             --
Sale of stock in
  public offering
  net of offering
  costs                 3,002,521      30,025     46,637,560              --             --           --     46,667,585
Stock options
  granted                      --          --        541,605              --             --           --        541,605
Stock split            12,202,521     122,025       (122,025)             --             --           --             --
                       ----------    --------     ----------   -------------   ------------   ----------   ------------

The accompanying notes are an integral part of these financial statements

                                    FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY-(Continued)

                             Common Stock         Additional                                    Other
                       ----------------------       Paid-In       Retained      Treasury     Comprehensive
                          Number      Amount        Capital       Earnings        Stock      Income (Loss)     Total
                       ----------    --------     ----------   -------------   ------------   ----------    -----------
Balance,
December 31, 1997      24,405,042   $ 244,050     $49,501,707  $  14,059,467   $         --   $       --    $63,805,224

Comprehensive income:
  Net income for year
    ended 1998                 --          --              --     35,286,480             --           --     35,286,480
Other comprehensive
  income
  Net change in foreign
    currency translation
    adjustment                 --          --              --             --             --      597,813        597,813
                                                                                                           ------------
Total comprehensive
  income                                                                                                     35,884,293
Stock options granted
  to employees as
  compensation                 --          --         315,869             --             --           --        315,869
Stock options
  exercised               119,195       1,192         772,193             --             --           --        773,385
Sale of stock              10,931         109         338,757             --             --           --        338,866
Purchase of treasury
  stock                        --          --             --              --    (15,827,557)          --    (15,827,557)
                       ----------    --------     ----------   -------------   ------------   ----------   ------------
Balance,
December 31, 1998      24,535,168    $245,351    $50,928,526   $  49,345,947   $(15,827,557)  $  597,813   $ 85,290,080
                       ==========    ========    ===========   =============   ============   ==========   ============

The accompanying notes are an integral part of these financial statements.

                                    FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the Years Ended December 31,
                                                               ---------------------------------------------------------
                                                                      1996                   1997                   1998
                                                               -----------           ------------           ------------
Cash flows from operating activities:
     Net income                                                $ 2,788,138           $ 23,269,485           $ 35,286,480
     Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation and amortization                            695,551              1,608,531              5,875,081
          Compensation expense related to stock
               or stock options issued to employees              1,080,000              1,016,605                315,869
          (Gain)/loss on sale of assets                           (348,793)            (3,922,099)               374,225
          Deferred income tax provision/(benefit)                       --                683,000                704,000
          Net (increase)/decrease in billings in excess
               on uncompleted contracts                          2,978,116             33,509,619
(7,499,689)
          Net increase/(decrease) related to costs and
               estimated earnings in excess of billings on
               uncompleted contracts                                    --                     --
(14,110,699)
          Net effect of changes in assets and liabilities:
               Restricted certificates of deposit                 (195,697)             4,651,964                     --
               Accounts receivable                              (3,834,519)           (15,698,618)
(19,153,228)
               Inventory and stockpiled materials                 (571,000)            (4,638,747)
(23,209,369)
               Prepaid expenses and other assets                  (464,966)               (55,228)             2,383,674
               Accounts payable and accrued expenses             2,747,893             11,697,693             40,122,016
                                                               -----------           ------------           ------------
               Net cash provided by operating activities         4,874,723             52,122,205             21,088,360
                                                               -----------           ------------           ------------

Cash flows from investing activities:
     Capital expenditures for plant and equipment               (2,356,999)           (26,595,481)
(60,738,266)
     Cash received upon acquisition of Friede & Goldman            163,020                     --                     --
     Acquisition of French subsidiary                                   --                     --
(25,285,072)
     Cash acquired upon acquisition of French subsidiary                --                     --             20,581,094
     Proceeds from sale of property, plant and equipment           578,521                423,913                 59,206
     Investment in unconsolidated subsidiary                            --               (907,791)
(11,917,043)
     Investment in marketable securities                        (2,631,756)                    --                     --
     Payments received on notes receivable or sales type lease     381,352                538,523                     --
     Cash acquired upon acquisition of Canadian Subsidiary              --                     --                    735
                                                               -----------           ------------           ------------
               Net cash used in investing activities           $(3,865,862)          $(26,540,836)
$(77,299,346)
                                                               -----------           ------------           ------------

The accompanying notes are an integral part of these financial statements.

                                    FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)


                                                                               For the Years Ended December 31,
                                                               --------------------------------------------------------
                                                                      1996                  1997                   1998
                                                               -----------           -----------          -------------
Cash flows from financing activities:

     Proceeds from stock offering                              $        --           $46,667,585          $          --
     Proceeds from sale of stock                                        --                    --                338,866
     Proceeds from exercise of stock options                            --                    --                773,386
     Net borrowings/(repayments) under lines of credit           3,822,030            (1,501,000)             9,327,950
     Proceeds from borrowings under debt facilities              1,736,109               700,847             39,827,671
     Release of restricted escrowed funds                               --                    --             24,817,000
     Purchase of treasury stock                                         --                    --            (15,827,557)
     Repayments on borrowings under debt facilities             (1,492,917)           (7,897,979)           (18,101,355)
     Distributions to stockholders                              (4,771,413)           (6,672,682)                    --
     Payments of financing charges for Title XII debt                   --            (1,349,980)                    --
                                                               -----------           -----------          -------------
     Net cash (used in)/provided by financing activities          (706,191)           29,946,791             41,155,961
                                                               -----------           -----------          -------------
     Effect of exchange rate changes on cash                            --                    --                813,309
                                                               -----------           -----------          -------------
     Net increase (decrease) in cash and cash equivalents          302,670            55,528,160            (14,241,716)
     Cash and cash equivalents at beginning of year              1,207,206             1,509,876             57,038,036
                                                               -----------           -----------          -------------
     Cash and cash equivalents at end of year                  $ 1,509,876           $57,038,036          $  42,796,320
                                                               ===========           ===========          =============

Supplemental disclosure of cash flow information:

     Cash paid during the period for interest                  $   751,522           $ 1,255,792          $   1,105,298
                                                               ===========           ===========          =============
     Cash paid during the period for income taxes              $        --           $ 4,750,000          $  19,072,552
                                                               ===========           ===========          =============
     Non-cash distributions of property to stockholders        $        --           $ 1,641,000          $          --
                                                               ===========           ===========          =============
     Assumption of note payable by stockholder                 $        --           $   198,000          $          --
                                                               ===========           ===========          =============
     Proceeds from borrowings under Title XI held in escrow    $        --           $24,817,000          $          --
                                                               ===========           ===========          =============
     Distribution of marketable securities to
     stockholder to satisfy note payable                       $        --           $ 1,400,000          $          --
                                                               ===========           ===========          =============
     Distribution of marketable securities to stockholder      $        --           $ 6,391,000          $          --
                                                               ===========           ===========          =============
     Assumption of margin account debt by stockholders         $        --           $ 2,749,000          $          --
                                                               ===========           ===========          =============

The accompanying notes are an integral part of these financial statements.

         FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Nature of Business:

     The principal predecessor to Friede Goldman International Inc., HAM Marine, Inc., was formed in 1982 under the laws of the State of Mississippi. The consolidated financial statements include the accounts of Friede Goldman International Inc. and its wholly-owned subsidiaries, HAM Marine, Inc. ("HAM"), Friede & Goldman, Ltd. ("FGL"), Friede Goldman Newfoundland Limited ("FGN"), Friede Goldman France S.A.S. ("FGF"), BLM USA Inc., and World Rig Leasing, Inc. ("WRL")(collectively referred to as the "Company"). These consolidated statements include the accounts of HAM for all periods presented, FGL for all periods subsequent to December 2, 1996, FGN for all periods subsequent to January 1, 1998, FGF for all periods subsequent to February 5, 1998, and all other subsidiaries from their dates of incorporation. All intercompany entries have been eliminated.

     As of December 31, 1998, HAM had one wholly-owned subsidiary, Friede Goldman Offshore, Inc. ("FGO"). In January 1999, HAM and FGO were merged into a single entity and HAM's name was changed to Friede Goldman Offshore, Inc. When used throughout these notes to the financial statements, FGO refers to HAM and FGO on a combined basis.

     FGO's primary business is to provide new construction, conversion, retrofit and repair services for offshore drilling rigs. FGO's primary customers are offshore drilling contractors who utilize the Company's services to build new drilling rigs or to convert, retrofit, or modify existing drilling rigs in order to increase their technical capabilities or to improve their efficiency. As of December 31, 1998, substantially all of FGO's services were conducted at two deepwater dock facilities on land leased from the Port Authority in Pascagoula, Mississippi (the "Port Authority").

     FGL's primary business is the design of offshore drilling and production units, including jackups, semisubmersibles, drillships and floating production, storage and offloading vessels, for new construction and with respect to upgrade and modification projects. FGL has offices in New Orleans, Louisiana and Houston, Texas.

     FGN's business is substantially identical to FGO's, however, FGN also provides boat and ship construction and repair services. FGN's activities are conducted at two shipyard facilities in Marystown, Newfoundland.

     FGF's business is the design and manufacture of deck machinery that includes mooring, anchoring and cargo handling equipment; rack-and-pinion jacking systems used on offshore drilling platforms and drilling rigs; trawl and draw net winches for fishing vessels; and hydraulic power and rack-and-pinion steering systems used in all types of vessels. FGF's manufacturing facilities are located in Carquefou and Lanveoc, France. BLM USA Inc. is primarily a domestic sales agent for FGF.

     WRL has had no significant operations.

     Effective October 6, 1998, the Company changed its state of incorporation from Delaware to Mississippi. This change was accomplished through the merger of the Company into a newly formed Mississippi Corporation, Friede Goldman Mississippi, Inc. ("FGM"). Immediately upon the merger, FGM changed its name to Friede Goldman International Inc. The change has no impact on the Company for accounting and financial reporting purposes.

Acquisitions

Acquisition of Friede & Goldman, LTD

     On December 2, 1996, a company related to HAM through identical equity ownership, J.L. Holloway Holdings, Inc. ("Holdings"), purchased certain assets and rights, including the rights to the trade name Friede & Goldman from an unrelated third party ("Mr. Goldman"). Simultaneously with the closing of the purchase, Holdings changed its name to Friede & Goldman, Ltd. Prior to Holdings' purchase of assets and rights, Holdings had no material assets, liabilities or operations. This transaction was accounted for under the purchase method of accounting by the Company in the accompanying financial statements. The operations of FGL for the period from December 2, 1996, to December 31, 1996, which were immaterial, are included in the accompanying financial statements for the year ended December 31, 1996. For the eleven months ended November 30, 1996, revenues, gross profit and net income generated by the purchased assets were $3.7 million, $1.1 million and $0.6 million, respectively.

     Assets acquired included property and equipment with a value of approximately $216,000, and designs and patents which, at December 2, 1996, were allocated a carrying value of approximately $1,246,000.

     In addition to the cash consideration paid to Mr. Goldman, the Purchase Agreement requires FGL, until December 2006, to pay Mr. Goldman certain licensing and design fees received by FGL from the designs of new-build independent leg jackups and semisubmersible drilling rigs as well as a fee collected from sales of a patented rack chock system, a system which improves the strength of the connection between the legs and the hull of a jackup drilling rig. The Company may also be required to make payments to Mr. Goldman of up to $1.0 million for each three year period in which the Company does meet certain market share targets (the "Market Share Payment") for the sale of designs for new-build independent leg jackup and semisubmersible drilling rigs. If the Company fails to make any of the payments described on a timely basis, the seller has the right to require that all of the assets purchased (other than the name "Friede Goldman" and derivatives thereof and excluding new designs developed by the Company after the acquisition) be returned and the right to terminate the consulting and non-compete provisions of the Purchase Agreement. The payments to Mr. Goldman by the Company attributable to license and design fees or sales are charged to costs of revenue in connection with the related contracts. Any amounts paid by the Company to Mr. Goldman attributable to the Market Share Payment will be charged to expense in the period in which it becomes known that such a payment will be required. As of December 31, 1998, no such Market Share Payment is due.

     Mr. Goldman was also elected to the Board of Directors of the Company in 1997.

Acquisition of Friede Goldman Newfoundland

     In January 1998, the Company purchased the assets of Newfoundland Ocean Enterprises Ltd. of Marystown, Newfoundland ("Marystown"), a steel fabrication and marine construction concern with operations similar to those of the Company. The acquisition was effected pursuant to a Share Purchase Agreement, dated January 1, 1998 (the "Share Purchase Agreement"). Under the terms of the Share Purchase Agreement, the Company paid a purchase price of C $1 (one dollar). However, the Share Purchase Agreement also provides that, among other things, the Company must (i) maintain a minimum of 1.2 million man-hours (management, labor, salaried and hourly) for each of the 1998, 1999 and 2000 calendar years, (ii) undertake certain capital improvements at the acquired shipyards and (iii) pay to the sellers fifty percent (50%) of net after tax profit of Marystown for the twelve-month period ending March 31, 1998. The Company has also indicated its intent to invest C$5 million to C$15 million (approximately $3 million to $10 million) to maintain and expand the business. The Share Purchase Agreement provides that the Company will pay to the Seller liquidated damages of C$10 million (approximately $7 million) in 1998 and C$5 million (approximately $3 million) in 1999 and 2000 in any of such years in which the minimum number of man-hours described above is not attained. The minimum man-hour obligation for 1998 has been met for the calendar year ended December 31, 1998. Pursuant to these provisions of the Share Purchase Agreement, the Company has expended $5.5 million for capital improvements of the shipyard facilities. The sellers' share of net income for the twelve months ended March 31, 1998, is immaterial. The net assets acquired have been recorded at their fair market values and, at the acquisition date, included $47.7 million in fixed assets, $1.8 million in net working capital, a deferred credit recorded to reflect the fair value of the construction contracts that were in progress at the date of the acquisition in the amount of $10.7 million, along with $1.6 million in deferred taxes created by each of these items at the acquisition date. The difference between the fair value of the acquired net assets and the C$1 consideration was recorded as a deferred government subsidy which is being amortized over the lives of the assets acquired, which is approximately 17 years. Accumulated amortization of the deferred subsidy as of December 31, 1998, was $2.3 million. Current year amortization of the subsidy is recorded in the statement of operations as a reduction to cost of revenues and represents a reduction in depreciation and amortization in the statement of cash flows for the year-ended December 31, 1998.

     During 1997, prior to the acquisition, FGN was a subcontractor on a number of the Company's construction projects. FGN recorded revenues in the amount of $6.6 million with respect to these arrangements.

Acquisition of Friede Goldman France S.A.S.

     Effective February 5, 1998, the Company, through its wholly-owned subsidiary, FGF a French entity, acquired all of the issued and outstanding shares of a French holding company and its French subsidiaries, for a cash payment of approximately $25.0 million. The purchase price has been allocated to land, building and machinery in the amount of $11.8 million, goodwill of $5.7 million (amortized over 25 years), and other assets net of liabilities in the amount of $7.5 million.

     The following summarized income statement data reflects the impact which the acquisitions of FGF and FGN would have had on the Company's results of operations had the transactions taken place as of the beginning of the periods presented:

                                            Pro Forma Results for
                                               the Years Ended
                                           (In thousands, except
                                              per share amount)
                                     -------------------------------
                                         1996        1997       1998
                                     --------    --------   --------
Revenues                             $ 73,676    $215,185   $386,468
Operating income                       (2,554)     29,500     56,725
Net income                              1,679      24,890     35,374
Earning per common share - Basic     $  (0.09)   $   1.18   $   1.46
Earnings per common share - Diluted  $  (0.09)   $   1.17   $   1.43

Reorganization and Initial Public Offering

     The Company was incorporated under the laws of the State of Delaware in February 1997. In anticipation of the Company's initial public offering of its common stock, the stockholders of HAM and FGL (collectively referred to as the "Predecessors") contributed all of their ownership in HAM and FGL to the Company in exchange for shares of common stock in the Company; and HAM and FGL became wholly-owned subsidiaries of the Company (the "Reorganization"). Because HAM and FGL were owned in substantially identical proportions, the number of shares of common stock of the Company received by each of the stockholders of HAM and FGL in the Reorganization was based on each stockholder's percentage of ownership of HAM shares. The Reorganization was accounted for as a reorganization of entities under common control.

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

     In May 1997, in conjunction with the Company's initial public offering of its common stock, the Company authorized an increase in the amount of authorized shares to 5,000,000 shares of $0.01 par value preferred stock and 25,000,000 shares of $0.01 par value common stock. Effective prior to the public offering, the Company issued, pursuant to a stock exchange agreement, 18,400,000 shares (as adjusted for the 2-for-1 stock split discussed below) of the Company's common stock to the stockholders of HAM and FGL as described above. Therefore, for the historical per share and pro forma per share data included in the statements of operations, the weighted average number of common shares outstanding includes 18,400,000 shares for all periods presented.

     In July 1997, the Company completed an initial public offering (the "Offering") of its common stock. In connection with the Offering, the Company sold 3,002,521 (6,005,042 after the 2 for 1 stock split discussed below) shares of its common stock for net proceeds of approximately $46.6 million. The company has utilized the proceeds to fund the expansion of its facilities and equipment, complete the acquisition of FGF, and for working capital.

Stock Split and Increase in Authorized Shares

     In September 1997, the Company declared a 2 for 1 stock split, effective October 16, 1997 for all stockholders of record as of October 1, 1997. Unless otherwise indicated, all references to number of shares and to per share information in the financial statements and notes have been adjusted to reflect the stock split on a retroactive basis.

     In January 1998, in connection with a special meeting of the stockholders of the Company, the number of authorized shares of common stock of the Company was increased to 125,000,000 shares.

     The Company adopted a stockholder rights plan on December 4, 1998, designed to assure that the Company's stockholders receive free and equal treatment in the event of a takeover of the Company and to guard against partial tender offers, squeeze-outs, open market accumulations, and other abusive tactics to gain control without paying all stockholders a fair price. The rights plan was not adopted in response to any specific takeover proposal. Under the rights plan, the Company's shareholders were issued a Preferred Stock Purchase Right on each share of the Company's common stock. Each right entitles its holder to purchase one one-thousandth of a share of a new series of Junior Preferred Stock, par value, $0.01 per share for $75 per share. The Purchase Right grant was made on December 21, 1998, to stockholders of record at that date. The rights will expire on February 26, 2006.


2.  Summary of Significant Accounting Policies:

Revenue Recognition

     The Company's revenue is earned on the percentage-of-completion method which is based upon the percentage that incurred costs to date, excluding the costs of any purchased but uninstalled materials, bear to total estimated costs. Accordingly, contract price and costs estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the accounting period in which the facts that require such adjustments become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are identified. Other changes, including those arising from contract penalty provisions and final contract settlements, are recognized in the period in which the revisions are determined. To the extent that these adjustments result in a reduction or elimination of previously reported profits, the Company would report such a change by recognizing a charge against current earnings, which might be significant depending on the size of the project or the adjustment. Cost of revenue includes costs associated with the fabrication process and can be further broken down between direct costs (such as direct labor costs and raw materials) allocated to specific projects and indirect costs (such as supervisory labor, utilities, welding supplies and equipment costs) that are associated with production but are not directly related to a specific project.

Research and Development

     FGL performs new design work on rigs for subsequent licensing. The costs of developing designs that are not performed pursuant to a customer's contract are charged to cost of revenues as incurred. Such charges amounted to $0.9 million and $1.2 million for the years ended December 31, 1997 and 1998.

Cash Equivalents

     The Company considers all short-term cash investments with an origial maturity of less than three months to be cash equivalents.

Inventories and Stockpiled Materials

     Inventories and stockpiled materials include materials purchased for specific contracts which have not been installed as of December 31, 1997 and 1998, and are stated at the lower of specifically identified cost or market (replacement cost or net realizable value). At December 31, 1998, the Company had incurred costs of approximately $6.1 million for the manufacture or purchase of certain jackup rig components. Total commitments related to rig components, including $6.1 million already expended, are approximately $11.3 million. Management of the Company believes that contracts for new construction, modification or repairs will be secured that will utilize these components. The payments for jackup rig components are included in inventory and stockpiled materials in the December 31, 1998 balance sheet.

Construction in Progress and Restricted Funds Held in Escrow

     In January 1997, the Company announced plans to build an additional shipyard at a location approximately six miles from the Company's existing shipyard in Pascagoula, Mississippi, with unobstructed deep water access to the Gulf of Mexico (the "FGO East Facility"). This facility became operational in mid 1998, and at December 31, 1998, construction of all operations related components was completed. Administration and warehouse facilities were in progress at December 31, 1998. The facility is located on real estate leased from the Port Authority. In connection with the construction of the new shipyard, the County of Jackson, Mississippi, has dredged a ship channel and built roads and other infrastructure related to the new shipyard, at a total cost to the county of approximately $6 million, under an economic incentive program. The Company also secured financing pursuant to an agreement dated December 2, 1997 from the United States Maritime Administration ("MARAD") for Title XI debt financing which provided $24.8 million of the funds needed for completion of the new shipyard. The financing agreement required the Company to fund the first 12.5% of qualifying construction expenses with MARAD financing the remaining 87.5% of qualifying construction expenses. In November 1997, the $24.8 million in proceeds from the MARAD arrangement were placed in escrow for use by the Company upon completion of documentation that qualifying expenditures had been made. As of December 31, 1998, the Company had received all of the $24.8 million from escrow. The Company has capitalized interest of approximately $0.1 million and $1.3 million during the years ended December 31, 1997 and 1998, respectively related to construction of the FGO East Facility. Interest was capitalized based on the weighted average borrowing rate on the Company's debt. (See Note 8)

Intangibles and Other Assets

     Goodwill is recognized for the excess of the purchase price over the value of the identifiable net assets. Realization of goodwill is periodically assessed by management based on the expected future profitability and undiscounted cash flows of acquired companies and their overall contribution to the overall operation of the company. In 1998, goodwill related to the acquisition of FGF was recorded in the amount of $10.1 million which is being amortized over a 25 year period. The related amortization expense was $0.2 million for the year ended December 31, 1998.

     Intangible assets, which include design costs and patents, were $1.1 million and $0.8 million at December 31, 1997 and 1998, respectively, net of accumulated amortization of $0.1 million and $0.5 million at December 31, 1997 and 1998, respectively. In 1997 design and patents of $1.1 million were recorded which consist primarily of design and patents acquired in connection with the acquisition of FGL that are being amortized over a 10 year period. The related amortization expense was $0.1 million for each of the years ended December 31, 1997 and 1998. Amortization for 1996 was immaterial.

     Other assets at both December 31, 1997 and 1998 included $1.3 million of deferred financing costs associated with the Title XI debt discussed above. These costs will be amortized over the 15 year repayment term of the debt.

Accounting for Income Taxes

     Subsequent to the termination of the Predecessor's status as S corporations for income tax purposes (See Note 5), the Company has followed the asset and liability method of accounting for deferred income taxes prescribed by Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes."

Use of Estimates

     These financial statements have been prepared in conformity with generally accepted accounting principles. Such preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenues and expenses for the years presented. Actual results could differ materially from those estimates. Areas requiring significant estimates to be made by management include the application of the percentage-of-completion accounting method; recoverability of inventory, equipment, goodwill and equity securities; depreciation and amortization; provision for income taxes; and accruals for certain estimated liabilities.

Fair Value of Financial Instruments

     The carrying amount of the Company's financial instruments at December 31, 1997 and 1998, including cash, marketable securities, accounts receivable, investment in sales-type lease, accounts payable and long-term debt, approximates fair value.

Earnings Per Common Share

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which simplifies the computation of earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period EPS data presented. Under SFAS No. 128, the Company computes two earnings per share amounts - basic EPS and diluted EPS. Basic EPS is calculated based on the weighted average number of shares of common stock outstanding for the periods presented. Diluted EPS is based on the weighted average number of shares of common stock outstanding for the periods, including dilutive potential common shares which reflect the dilutive effect of the Company's stock options. The retroactive adoption of SFAS No. 128 did not result in any change in previously reported historical earnings per share for any year prior to 1997. Dilutive common equivalent shares for the years ended December 31, 1997 and 1998 were 231,754 and 338,228, respectively, all attributable to stock options. There were no common equivalent shares outstanding during 1996. As of December 31, 1997 and 1998, there were an additional 13,403 and 277,183 outstanding common equivalent shares which were potentially anti-dilutive.

Foreign Currency Translation

     The financial statements of subsidiaries outside the United States, (FGN and FGF, see Note 1), are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resulting translation adjustments are included as a separate component of stockholders' equity. Income and expense items are translated at average monthly rates of exchange during the period.

Treasury Stock

     During 1998, the Company's Board of Directors authorized a stock repurchase plan. Through December 31, 1998, 1,188,900 shares of the Company's Common Stock had been repurchased for an aggregate consideration of approximately $15.8 million. Funds used to accomplish the Common Stock repurchase were provided from operating cash flow and borrowings under a short-term credit facility provided by an investment banking firm. All such borrowings were repaid in November 1998.

Certain Risks and Uncertainties

     The Company has experienced rapid growth during 1997 and 1998. Contract revenues increased from $21.8 million in 1996 to $113 million and $383 million in 1997 and 1998, respectively; construction was completed on the FGO East Facility; the MARAD financing arrangement was consummated; an initial public offering of common stock was completed; the Company's backlog increased significantly; and in early 1998, the Company completed the acquisition of foreign entities in Canada and France (See Note 1). In addition, the Company has engaged in certain transactions outside of its traditional business activities, including the acquisition of an equity interest in an entity that owns a semisubmersible drilling rig requiring substantial completion and outfitting, and the commitment for costs of approximately $ 11.3 million related to certain inventory items for a jackup rig for which no current contract is in place. Further, recent historically low prices for crude oil and natural gas have created a general decline in the demand for mobile offshore drilling units, causing drilling contractors to cancel or delay plans for new construction, modification and conversion projects. While the Company has not had and does not expect any contract cancellations, these economic conditions, together with the significant changes in and expansion of the Company's operations expose the Company to additional business and operating risks and uncertainties.

Recently Issued Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires the Company to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital. The Company adopted SFAS No. 130 in 1998.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for periods beginning after December 15, 1997. SFAS No. 131 requires the Company to report financial and descriptive information about its operating segments. The Company adopted SFAS No. 131 in 1998.

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

3.   Marketable Securities:

     At December 31, 1996 the Company held marketable equity securities with historical costs of $5,010,095. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," these securities were classified as available for sale. As such, their carrying values were adjusted to fair market value with net unrealized gains/losses included as a separate component of stockholders' equity.

     During the year ended December 31, 1996, the Company sold securities classified as available for sale for proceeds of $5,269,110, resulting in a realized gain of $180,095 in 1996. During 1997, the Company distributed the remaining marketable securities to stockholders in conjunction with the Reorganization and realized a gain of $3,922,099. The cost basis of securities sold was calculated using the specific identification method.

4.   Significant Customers:

     The nature of the conversion and modification projects undertaken by the Company can result in an individual contract comprising a large percentage of a fiscal year's contract revenues. Similarly, relatively few companies own offshore rigs. As a result, contracts performed for an individual customer may comprise a significant portion of a particular year's contract revenue. During the year ended December 31, 1998, the largest single contract represented 16% of total contract revenues while the largest single customer accounted for 32% of total revenue. A second and third customer accounted for 19% and 15% of revenue, respectively. During the year ended December 31, 1997, the largest single contract represented 23% of total contract revenues while the largest single customer accounted for 53% of total revenue. A second customer accounted for 17% of total revenues. During the year ended December 31, 1996, the largest single contract represented 15% of contract revenues and contracts with four separate customers accounted for 31%, 24%, 17% and 12% of contract revenues.

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

     The election resulted in the establishment of a net deferred tax liability calculated at applicable federal and state income tax rates resulting primarily from temporary differences arising from differences in depreciation rates for tax and financial reporting purposes, timing of gain recognition related to sales-type lease and unrealized appreciation in marketable securities. The initial recordation of a net deferred tax liability by the Company resulted in a provision for income taxes of $0.8 million.

     All income before provision for income taxes for the years ended December 31, 1996 and 1997 was domestic. Income before income taxes for the year ended December 31, 1998 was comprised of the following:

                        Domestic       $28,533,205
                        Foreign          6,753,275
                                       -----------
                        Total          $35,286,480
                                       ===========

     The provision (benefit) for income taxes included in the statement of operations for the years ended December 31, 1997 and 1998 is as follows:

                                                                                    1997               1998
                                                                              ----------        -----------
Current:
     Domestic                                                                 $7,258,000        $17,448,000
     Foreign                                                                          --          2,526,000
                                                                              ----------        -----------
                                                                               7,258,000         19,974,000
                                                                              ----------        -----------
Deferred:
     Domestic - Attributable to activity subsequent to June 15, 1997            (117,000)           922,000
     Domestic - Attributable to activity prior to June 15, 1997                  800,000                 --
     Foreign                                                                          --           (218,000)
                                                                              ----------        -----------
                                                                                 683,000            704,000
                                                                              ----------        -----------
     Total                                                                    $7,941,000        $20,678,000
                                                                              ==========        ===========

     The provision for income taxes for the year ended December 31, 1997 and 1998 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as a result of the following:

                                                                          1997                          1998
                                                              ----------------------------
----------------------------
                                                                               Percent of                      Percent
of
                                                                  Tax        Pretax Income        Tax        Pretax
Income
                                                              -----------    -------------    -----------
-------------
Federal income tax computed on income
     before taxes                                             $10,924,000        35.0%        $19,587,000        35.0%
(Decrease) Increase in tax resulting from:
     Income earned as an S Corporation                         (3,700,000)      (11.9)                 --          --
     Deferred income tax liability recorded
     upon termination of  S-Corporation
     election                                                     800,000         2.6                  --          --

Taxes on foreign source income                                         --          --             127,000         0.2
Domestic tax credits                                                   --          --            (350,000)       (0.6)
State income tax                                                  658,000         2.1           1,551,000         2.8
Non-taxable distribution of marketable securities                (890,000)       (2.9)                 --          --
Other                                                             149,000         0.5            (237,000)       (0.5)
                                                              -----------    -------------    -----------
-------------
Income tax provision                                          $ 7,941,000        25.4%        $20,678,000        36.9%
                                                              ===========    =============    ===========
=============

     Temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities give rise to the following deferred income taxes at December 31, 1997 and 1998:

                                                              1997                                   1998
                                             ------------------------------------
------------------------------------
                                                  Current           Non-current          Current           Non-current
                                             Asset (Liability)   Asset (Liability)   Asset (Liability)   Asset
(Liability)
                                             ----------------    ----------------    ----------------
----------------
Fixed assets                                    $     --            $(516,000)         $       --         $(19,854,000)
Deferred government subsidy                           --                   --                  --           12,839,000
Stock based compensation                              --               96,000                  --              162,000
Gain on sale of assets                                --             (308,000)                 --             (233,000)
Foreign tax credit                                    --                   --                  --              900,000
Accounts receivable valuation                   (146,000)                  --            (109,000)                  --
Accrued expenses                                 154,000                   --             862,000                   --
Fair value adjustment for contracts
     in progress at acquisition                       --                   --           1,665,000                   --
Other                                                 --               37,000            (172,000)              92,000
Valuation allowance                                   --                   --                  --             (700,000)
                                                --------            ---------          ----------         ------------

Deferred income tax  asset (liability)          $  8,000            $(691,000)         $2,246,000         $ (6,794,000)
                                                ========            =========          ==========         ============

     The valuation allowance was established for the deferred tax asset related to foreign tax credits. Companies may use foreign tax credits to offset the United States income tax due on income earned from foreign sources. However, the credit is limited by the total income on the United States income tax return as well as by the ratio of foreign source income in each statutory category total income. Excess foreign tax credits may be carried back two years and forward five years.

     The Company has evaluated the need for an additional valuation allowance for deferred tax assets other than those for foreign source income. Based on the weight of the available evidence, the Company has determined that it is more likely than not that all such assets will be realized.

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

6.   Investment in Unconsolidated Subsidiary:

     At December 31, 1998, the Company had invested approximately $12.8 million in an unconsolidated subsidiary ("Ilion LLC") in which the Company currently owns a 50% equity interest. The Company's ownership interest in Ilion LLC may be reduced to 30% if the other member (who is also a significant customer of the Company) of the LLC exercises its option to convert a note receivable from Ilion LLC into equity interest. Ilion LLC owns a hull for a semisubmersible drilling rig that requires substantial completion and outfitting. The Company and the other member of Ilion LLC are considering various options for formal arrangements related to the hull, including financing of its completion, securing a contract for utilization or sale of the rig, or other options. Other than the initial purchase of the drilling rig hull, Ilion LLC had no significant activity as of December 31, 1998. The Company's investment in Ilion LLC is accounted for using the equity method.

7.   Property, Plant, and Equipment and Construction in Progress:

     Property, plant, and equipment is stated at cost less accumulated depreciation. Ordinary maintenance and repairs that do not extend the physical or economic lives of the assets are charged to expense as incurred. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets.

     Useful lives utilized in the depreciation of fixed assets for each class of property, plant, and equipment are as follows:

Class                                              Life
------------------------------------------------------------
Buildings and dock facilities                 15 -  40 years
Leasehold improvements                        10 -  40 years
Machinery and equipment                        3 -  20 years
Other                                          3 -   7 years

     A summary of property, plant, and equipment and construction in progress follows:

                                                                                                  December 31,
                                                                                     ----------------------------------
                                                                                             1997                  1998
                                                                                     ------------          ------------
Land                                                                                 $         --          $  4,879,050
Leasehold improvements                                                                         --            11,818,736
Buildings                                                                               2,242,094            35,767,103
Machinery and equipment                                                                11,715,715            70,714,295
Dock facilities                                                                         3,256,439            25,254,899
Other                                                                                          --             1,840,882
                                                                                     ------------          ------------
Total property, plant, and equipment                                                   17,214,248           150,274,965
Less accumulated depreciation                                                           5,397,584            12,166,701
                                                                                     ------------          ------------
Total property, plant, and equipment, net                                              11,816,664           138,108,264
Construction in progress                                                               17,934,877               969,978
                                                                                     ------------          ------------

Total property, plant, and equipment and construction in progress                    $ 29,751,541          $139,078,242
                                                                                     ============          ============

     Depreciation expense for the years ended December 31, 1996, 1997, and 1998 was $695,551, $1,474,526 and $7,890,748, respectively.

     Effective January 1, 1998, the Corporation revised its estimate of the useful lives of certain machinery and equipment (primarily cranes and dry docks), and dock facilities (bulkheads, foundations,
etc.)   The useful lives of the machinery and equipment was extended from an average of 9 years to 20 years and the useful lives of the dock facilities were increased from an average of 18 years to 40 years. These changes were made to more accurately reflect the estimated periods during which such assets will remain in service.

     Machinery, equipment and facilities with a total book value of approximately $70.7 million has been pledged as collateral under various debt arrangements entered into by the Company. (See Note 8)

8. Financing Arrangements:

     A summary of short and long-term debt follows:

                                                                                                 December 31,
                                                                                     ---------------------------------
     Description                                                                            1997                  1998
                                                                                     -----------           -----------
     Borrowings under 1998 Credit Facility                                           $        --           $ 9,327,950
     Note payable to a bank repayable in monthly installments,
        maturing at dates ranging from January 1 999 through
        March 2005, secured by sales-type lease and related
        real estate, repaid in February 1999                                           1,090,392                 1,565
     Notes payable to financial institutions and others bearing interest at rates ranging from 5% to 9. 1 5%, payable in
        monthly insta11ments, maturing at dates ranging from
        January 1999 to March 2005 and secured by equipment,
        lease and rea1 property                                                          353,366             1,976,257
     Capita1 lease obligations bearing interest at rates ranging from 7.05% to 10.00%, maturing at dates ranging from
        February 2003 through November 2003                                                   --             1,369,340
     Note payable, bearing interest at 7.05% payable in quarterly installments commencing Apnl 1998, maturing
        March 2002, secured by equipment                                                      --             6,500,000
     Bonds payable, bearing interest at 7.99% payable in monthly installments commencing January 1999, maturing
        December 2008, secured by equipment                                                   --            18,000,000
     Bonds payable to MARAD bearing interest at 6.35% payable
        in semi-annual installments commencing July 1, 1999                           24,817,000            24,817,000
                                                                                     -----------           -----------
     Total                                                                            26,260,758            6l,992,112
     Less: Short-term debt and current maturities of long-term debt                      493,829            16,129,380
                                                                                     -----------           -----------
     Long-term debt less current maturities                                          $25,766,929           $45,862,732
                                                                                     ===========           ===========

     In 1997, HAM entered into a credit facility (the "Credit Facility") with a bank that provided for accounts receivable and contract related inventory based borrowings of up to $20 million at prime plus 1/2% (8.47% at December 31, 1997) through March 20, 1998. These borrowings were secured by accounts receivable and personal guarantees of certain stockholders of the Company. At December 31, 1997, there was no outstanding balance under the 1997 Credit Facility, and the borrowing base amount was $20 million. The Credit Facility expired in 1998 and was extended until May 3, 1999, and the borrowing capacity was increased to $25 million at prime plus 1/2% (8.13% at December 31, 1998). A balance of $ 9.3 million was outstanding at December 31, 1998, and an additional $9.6 million was available. The Credit Facility contains a number of restrictions, including a provision that would prohibit the payment of dividends by FGO to the Company in the event that FGO defaults under the terms of the facility. The Credit Facility requires that the Company maintain certain minimum net worth and working capital levels and ratios and debt to equity ratios. At December 31, 1998, the Company was not in compliance with one of the working capital ratio provisions of the 1998 Credit Facility agreement; however, the bank waived this compliance requirement.

     In December 1997, the Company issued bonds under Title XI that are guaranteed by the MARAD to partially finance construction of the Company's FGO East Facility (See Note 1). The bonds bear interest at a rate of 6.35% and are payable over 15 years in semi-annual installments. The financing agreement includes several restrictive financial and non-financial covenants, the violation of which would carry monetary penalties. The Company was in compliance with all such covenants as of December 31, 1998.

     In 1998, the Company borrowed $8.0 million from GE Capital Corporation for the financing of the purchase of certain equipment used in the Company's Pascagoula, Mississippi facilities. The loan, which is secured by the purchased equipment, bears interest at 7.05% and is repayable in quarterly installments of $500,000, plus interest through 2002.

     In December 1998, the Company issued $18 million of 7.99% taxable revenue bonds through the Mississippi Business Finance Corporation to finance the purchase of equipment used primarily at the FGO East Facility. The Bonds are repayable in monthly installments of approximately $219,000, including interest for 10 years. The Bonds are secured by the purchased equipment. The Company received certain state sales, use and state income tax incentives related to the bonds.

     In December 1998, the Company signed a commitment letter with a bank for a $30 million credit facility that would provide up to $15 million in receivable based credit and a $15 million capital expenditure and acquisition facility that can be converted to a 3 year term loan upon termination of the facility.

     Short-term borrowings averaged $5,396,000 in 1996, $4,032,000 in 1997, and $4,862,000 in 1998. Such borrowings were at average interest rates of 7.6%, 7.8%, and 8.1%, respectively. The weighted average interest rates on all of the Company's short-term borrowings was 7.99% at December 31, 1998. At December 31, 1997, the Company had no short-term borrowings outstanding.

     A summary of debt maturities in thousands at December 31, 1998, follows:

               Year Ending December 31,         Amount
               ---------------------------------------
               1999                             16,129
               2000                              5,471
               2001                              5,582
               2002                              4,216
               2003                              3,798
               Thereafter                       26,796


9.  Employee Benefit Plans:

     Effective July 1, 1995, the Company adopted a qualified 401(k) employee savings and profit sharing plan for the benefit of substantially all eligible employees, including those of the labor contractors. Under the plan, employees could make contributions and defer income taxes on such contributions. The Company matched 25% of the contributions of the employees up to a maximum of 5% of salary. The Company also had the option to make an additional profit sharing contribution to the plan. In July, 1998, the 401(k) plan was revised to increase the Company's matching contribution to 50% of the first 5% contributed by the employee. Employer contributions to the plan during the years ended December 31, 1996, 1997 and 1998, amounted to $38,109, $111,829, and $670,807, respectively.

     In 1997 the Board of Directors of the Company approved the payment of periodic discretionary incentive bonuses to key employees of the Company in an aggregate amount not to exceed five percent of the Company's EBITDA (defined as operating income plus depreciation, amortization and non-cash compensation expenses related to the issuance of stock and stock options to employees annually). During the years ended December 31, 1997 and December 31, 1998, the Company incurred $1,677,000 and $2,871,572 respectively under such agreements.

     Prior to the Reorganization, HAM had historically used distributions, bonuses, or a combination thereof, to the stockholders, who were also employees of HAM, in order to provide a means by which the stockholders could meet their income tax obligations arising from the pass through of HAM's taxable income due to the status of HAM as an S Corporation. Included in selling, general and administrative expenses are bonuses of approximately $2,118,000 for the year ended December 31, 1996. During 1997, the Company entered into employment agreements with the employees, who are also stockholders, and established base compensation for the employees and provided for the eligibility of the employees for participation in cash bonuses, if any.

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

     In July, August, and December of 1997 and in February of 1998, respectively, the Company issued 202,000, 9,000, 27,130, and 15,038 stock options to certain employees. The option price for these issues ranged from $0.50 to $17.00, which was less that their fair market value at the date of grant, and vested over terms ranging from 3 to 5 years. Such differences in the option price and the per share fair market value represent non-cash compensation to the individuals receiving the options, which is measured at the date of the stock option's grant, and is amortized and included in selling, general, and administrative expenses over the respective vesting terms of the options in accordance with APB 25. Future expense to be recognized with respect to these options amounted to $0.5 million at December 31, 1998. Stock option expenses of $0.6 million and $0.3 million were recognized as expense in 1997 and 1998, respectively. Total non-cash compensation expense for the years ended December 31, 1996, 1997 and 1998 was $1.1 million, $1.0 million and $0.3 million, respectively.

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

     The Company has an Incentive Compensation Plan (the Plan) under which both qualified and non-qualified options, and restricted stock and other forms of incentive compensation may be granted. As of December 31, 1998, approximately 2,335,000 shares of common stock are reserved for issuance under the Plan. The Plan is administered by a committee of the Board, which selects persons eligible to receive options and determines the number of shares subject to each option, the vesting schedule, the exercise price and the duration of the option. The exercise price of any option granted under the Plan cannot be less than 100% of the fair market value on the date of grant and its duration cannot exceed 10 years.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective in 1996. Under SFAS No. 123, companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the current Accounting Principles Board Opin-ion No. 25 ("APB 25") method whereby no compensation cost is recognized upon grant if certain requirements are met. The Company accounts for its stock-based compensation under APB 25. However, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS No. 123 are presented below.

     If the compensation cost for the Company's 1997 and 1998 grants for stock-based compensation plans had been determined consistent with SFAS No. 123, the Company's net income and earnings per common share for the years ended December 31, 1997 and 1998 would have approximated the pro forma amounts below (in thousands, except per share data):

                                                  1997                              1998
                                     ---------------------------       --------------------------
                                     As Reported       Pro Forma       As Reported      Pro Forma
                                     -----------       ---------       ------------     ---------
Net income                             $23,269          $19,731           $35,286        $29,974
Earnings per common share:
     Basic                             $  1.10          $  0.94           $  1.46        $  1.23
     Diluted                           $  1.09             0.93           $  1.43        $  1.22

     The fair value of each option granted during the period presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0%, (b) expected volatility of 95.55% (c) risk-free interest rate ranging from 5.2% to 5.88% and (d) expected life of ten years.

     A summary of the Company's stock options as of December 31, 1997 and 1998 and changes during the year then ended is presented below:

                                                    1997                                1998
                                      ------------------------------      -----------------------------
                                       Number       Weighted Average      Number       Weighted Average
                                      Options        Exercise Price       Options      Exercise Price
                                      -------       ----------------      --------     ----------------
Outstanding at beginning of year                                           937,950           $ 7.08
Granted                               937,950           $ 7.08             355,053            25.02
Expired                                    --               --                  --               --
Forfeited                                  --               --            (119,698)           10.31
Exercised                                  --               --            (119,195)            3.60
                                      -------           ------           ---------           ------
Outstanding at year-end               937,950             7.08           1,054,110            13.44
                                      =======           ======           =========           ======

Options exercisable at year-end        76,820           $1.195             195,225          $  8.14
Options vesting in future years       861,130            6.630             858,885            14.65
                                      -------           ------           ---------           ------

Options outstanding at year-end       937,950           $ 7.08           1,054,110           $13.44
                                      =======           ======           =========           ======

     The following table summarizes information about stock options outstanding at December 3l, 1998.

                                           Options Outstanding                     Options Exercisable
                            --------------------------------------------       --------------------------
                                                 Weighted                        Number
                                Number            Average      Weighted        Exercisable       Weighted
                              Outstanding        Remaining      Average            At            Average
Range of Exercise           At December 31,     Contractual    Excercise       December 31,      Exercise
     Prices                      1998           Life(Years)     Prices            1998            Price
--------------------        ---------------     -----------    ---------       ------------      ---------
     $ 0.500                     99,200            8.50          $ 0.50          17,600           $ 0.50
       2.500                     20,000            8.00            2.50           4,000             2.50
       8.500                    591,758            8.50            8.50         170,958             8.50
      15.00 - 24.99             l03,000            9.75           15.321             --               --
      24.00 - 46.50             240,152            9.50           29.79           2,667            43.67

The following table summarizes information about stock options outstanding at December 31, 1997.

                                           Options Outstanding                     Options Exercissble
                            --------------------------------------------       --------------------------
                                                 Weighted                        Number
                                Number            Average      Weighted        Exercisable       Weighted
                              Outstanding        Remaining      Average            At            Average
Range of Exercise           At December 31,     Contractual    Excercise       December 31,      Exercise
     Prices                      1998           Life(Years)     Prices            1998            Price
--------------------        ---------------     -----------    ---------       ------------      ---------
     $ 0.500                    102,000            9.50          $ 0.500            --                --
       1.195                     76,820            9.00            1.195        76,820            $1.195
       2.500                    100,000            9.00            2.500            --                --
       8.500                    634,000            9.50            8.500            --                --
       24 - 46.50                25,130            9.85           33.800            --                --

10. Leases:

     The Company entered into a lease agreement in May 1985, with the Port Authority for the lease of land for its dock facility. The primary lease agreement expires in May 2005, with two additional ten-year options for renewal. Effective June 21, 1995, the original lease agreement was revised to include additional land.
The revised agreement increased the annual lease payment from $29,870 to $70,391. The lease has been recorded as an operating lease for financial reporting purposes. In addition to the lease payment, the Company pays $30,000 annually to the Port Authority in dredging fees related to this lease.

     In December 1996, the Company entered into another lease with the Port Authority for additional dockspace and buildings adjacent to the Company's existing shipyard facility. The original lease agreement was for a period of two years beginning in December 1996 and required annual rental payments of $500,000. The lease expired in January 1999 and the Company signed a new lease with the Port Authority which requires annual rental payments of $850,000 expiring in January 2001.

     The Company is also committed to the lease of office space in three locations at combined annual rentals of approximately $557,000.

     The Company entered into a lease in March 1997 for additional undeveloped land located near the Company's existing shipyard.
This lease is for a period of 2 years and requires minimum annual lease rentals of $41,000.

     The Company entered into another lease agreement in July 1997 with the Port Authority for the lease of land at the FGO East Facility. The primary lease agreement expires in July 2017, with three additional ten-year options for renewal. The lease requires annual payments of $200,000 beginning July 1999 through July
2006. The annual payment will be increased to $300,000 in July 2007 and then to $500,000 in July 2015.

     Future minimum lease payments for all of the above arrangements are as follows:

            Year Ending December 31,                    Amount
            --------------------------------------------------
            1999                                    $1,642,997
            2000                                     1,643,731
            2001                                       804,711
            2002                                       743,303
            2003                                       640,999
            Thereafter                               5,549,740

     Lease expense was $ 173,577, $2,298,982, and $ 1,270,447 for the years ended December 31, 1996, 1997, and 1998, respectively.

     The Company entered into short-term lease arrangements for equipment needed to fulfill the requirements of specific jobs. Any payments owed or committed under these lease arrangements as of December 31, 1998, are not included as part of total minimum lease payments. Rent expense for the fiscal years ended December 31, 1996, 1997, and 1998 was $0.5 million, $3.1 million, and
$5.8 million, respectively.

11. Related Party Transactions:

Transactions with Stockholders

     During 1997, HAM distributed certain assets to its stockholders. Assets distributed included real estate previously held for investment with an estimated market value of $1,075,000 and a carrying value of approximately $302,000, along with related debt of $198,000. an airplane with an estimated market value of $566,000 and a carrying value of approximately $486,000. The difference between the estimated fair market value and the carrying value of the distributed assets has been recognized as a gain in the statement of operations for year ended December 31, 1997.

     Between March 31 and June 30, 1997, one of the Predecessors made cash distributions to its stockholders of approximately $1.4 million, primarily to provide the stockholders with cash to meet income tax obligations on earnings of such Predecessor prior to 1997. In addition, in contemplation of the proposed initial public offering, one of the Predecessors distributed to its stockholders marketable securities with a fair value of approximately $4.8 million, together with related margin account debt of approximately $2.7 million. Further, one of the Predecessors distributed approximately $4.5 million to its stockholders representing the stockholders' estimated income tax obligations on the earnings of the Predecessor during 1997 through the date of termination of its S Corporation status.

     The Company maintains substantial cash deposits in a single financial institution on whose Board of Directors the Company's President and Chief Executive Officer sits. Deposits in this bank were in the amount of $37,068,611 and $19,722,336 as of December 31, 1997 and 1998, respectively.

     The Company is obligated to make payments pursuant to an aircraft lease agreement with Equipment Management Systems, a company owned primarily by the Company's President. Under previous leases, the Company paid $50,000 per month during January 1997 through October 1998 and also paid operating expenses of the aircraft. The monthly lease payment was increased to $65,000 for November 1998 and pursuant to a new lease executed in December 1998, the payment increased to $85,000 per month. The lease expires in December 1999.

12. Litigation Settlements and Contingencies:

     In August 1992, the Company filed suit against a third party for breach of contract in connection with a contract. In May 1994, the Company was awarded judgment totaling $3,725,000. The judgment was appealed to the United States Court of Appeals, which, in December 1995, upheld a judgment for approximately $3,517,000. The defendants in the suit petitioned the court for a rehearing. The rehearing was ultimately denied, and, in February 1996, the Company received $3,466,635 as settlement of this litigation.

     In May 1997, the Company terminated its contract for craft labor with a contract labor company. As a result, the Company directly employs craft labor at levels of wages and benefits substantially equivalent to those formerly provided. Prior to termination of the contract labor arrangement, the Company's craft labor was provided by a contract employment company which was owned by the spouse of an employee of the Company and whose only contract was with the Company. The Company was charged the actual labor rate paid to the employees plus a markup for employment taxes and insurance and the employment company's profit, which was intended to be nominal. The marked up rates were reviewed periodically and adjustments were made as considered necessary. Such payments for contract employment labor totaled $10,132,000 and $10,444,000 for the years ended December 31, 1996 and 1997, respectively.

     In September 1998, two insurance companies ("the Insurers") filed suit against HAM and two contract labor providers and unnamed individuals alleging that the contract labor providers were alter egos of HAM established to obtain workers' compensation insurance at lower rates than HAM could have otherwise obtained. The Insurers claim actual damages of approximately $2.3 million and seek punitive damages of $4.5 million. The Company and HAM believe that the original rates charged by the Insurers were appropriate and are vigorously defending this action. While the ultimate outcome of this matter is uncertain, management of the Company believes that this matter will not have a material effect on the Company's financial position or results of operations.

     In connection with the construction of the FGO East Facility, the County of Jackson, Mississippi, agreed to dredge the ship channel and build roads and other infrastructure under an economic incentive program. The terms of the economic incentive program require that the Company maintain a minimum employment level of 400 jobs through the FGO East Facility during the primary term of the FGO East Facility's 20-year lease. If the Company fails to maintain the minimum employment level. the Company could be required to pay the remaining balance of the $6 million loan incurred by the county to finance such improvements.

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


13.  Costs and Estimated Earnings on Uncompleted Contracts:

The Company's contracts in progress at December 31, 1997 and 1998, consist of the following components:


                                                                                1997                 1998
                                                                         -----------         ------------
Costs incurred on uncompleted contracts                                  $31,285,459         $220,726,849
Estimated earnings thereon                                                20,357,148           51,605,595
                                                                         -----------         ------------
                                                                          51,642,607          272,332,444
                                                                         -----------         ------------
Less billings applicable thereto                                          88,130,342          303,462,614
                                                                         -----------         ------------
                                                                         $36,487,735         $ 31,130,170
                                                                         ===========         ============
Included in accompanying balance sheets under the following captions:
     Costs and estimated earnings in excess of billings on uncompleted
       contracts                                                                  --           14,397,714

     Billings in excess of costs and estimated earnings on uncompleted
       contracts                                                         $36,487,735         $ 45,527,884
                                                                         ===========         ============

14.  Business Segments:

     The Company has adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company has two operating segments, "offshore drilling rig construction" and "equipment manufacturing." The offshore drilling rig construction segment includes the Gulf Coast construction yards of FGO and the Canadian yard of FGN. The equipment manufacturing segment represents the Company's French operations, FGF. During 1996 and 1997, the Company operated as a single business segment. The segment data presented for 1998 below were prepared on the same basis as the Company's consolidated financial statements.

                                    Offshore
                                  Drilling Rigs       Equipment                        Intersegment
                                  Construction      Manufacturing        Other         Eliminations          Total
                                  ------------      -------------    ------------      ------------      ------------
Revenues                          $336,885,925       $51,906,418     $  4,753,592      $(10,633,116)     $382,912,819
Cost of receivables                248,933,806        39,986,270        4,691,041           101,000       293,712,117
Operating Income                    68,620,054         4,146,381       (5,530,921)      (10,734,116)       56,501,398
Capital expenditure                 58,675,567         1,004,770        1,057,929                --        60,738,266
Total assets                       240,152,333        69,126,308      101,354,095       (96,072,633)      314,560,103

     The Company's revenues attributable to the country of domicile and to foreign countries based on the location of the customer are as follows:

                                                   1998
                                           ------------
                   United States           $233,389,232
                   Norway                    62,254,433
                   Canada                    35,362,742
                   Other                     51,906,412
                                           ------------
                   Total                   $382,912,819
                                           ============

     The Company had long lived assets which were held in foreign countries of $69,293,520 with amounts of $46,617,282 and $22,676,238 in Canada and France, respectively. Included in long lived assets held in France are $9,913,693 in intangible assets.


15.  Unaudited Quarterly Financial Data:

                                                          Quarter Ended
                                   -----------------------------------------------------------
          1998                       March 31         June 30      September 30    December 31
---------------------              -----------     -----------     ------------   ------------
Revenue                            $68,751,285     $88,596,854     $92,669,670    $132,895,010
Gross profit                        18,622,323      20,904,507      21,918,070      27,755,802
Operating income                    11,003,889      12,698,977      14,235,800      18,562,732
Income before taxes                 11,151,641      12,644,105      14,068,037      18,100,399
Net income                           6,738,015       7,646,895       8,977,212      11,924,358
Net income per share
     Basic                         $      0.28     $      0.31     $      0.37    $       0.51
     Diluted                       $      0.27     $      0.31     $      0.37    $       0.51


                                                          Quarter Ended
                                    -----------------------------------------------------------
          1998                      March 31         June 30      September 30    December 31
---------------------              -----------     -----------     ------------   ------------
Revenue                            $18,654,636     $26,868,560     $34,628,577    $ 33,019,760
Gross profit                         5,854,739      10,244,570      11,410,748      10,425,785
Operating income                     3,232,258       6,746,816       8,546,199       7,313,955
Income before taxes                  4,557,516       9,722,114       8,945,328       7,985,447
Net income                           4,557,516       8,472,114       5,475,267       4,764,588
Pro forma net income                 2,872,516       6,177,114       5,475,267       4,764,588
Net income per share
     Basic                         $      0.25     $      0.46     $      0.24    $       0.20
     Diluted                       $      0.25     $      0.46     $      0.23    $       0.19
Pro forma net income per share
     Basic                         $      0.16     $      0.34     $      0.24       $    0.20
     Diluted                       $      0.16     $      0.34     $      0.23    $       0.19

     During the fourth quarter of 1998, the Company finalized the accounting for the acquisition of FGN and completed the determination of the fair value of the construction contracts that were in progress at the date of acquisition. The determination resulted in the Company's recognizing revenue and net income and basic income per share of approximately $2.2 million and $1.5 million and $0.06 per share, respectively, in the quarter ended December 31, 1998, that were more properly attributable to the first three quarters of 1998.

     Effective January 1, 1998, the Company adopted a 13-week quarterly reporting period by which the fiscal year is divided into four 13-week periods ending on the last Sunday in each period. The fiscal year-end continued to be December 31. Accordingly, for calendar year 1998, quarterly periods ended on April 5, July 5, October 4, and December 31. This change in reporting periods was made to allow the close of interim financial reporting periods to coincide with the close of direct labor reporting periods.

     Effective January 1, 1999, the Company adopted a policy whereby calendar quarters (March 31, June 30, and September 30) will be used for interim reporting purposes. This change was made to provide more direct comparability with other publicly traded entities

(THIS PAGE INTENTIONALLY LEFT BLANK.)