Form 10-Q
period 1999-03-31
FRIEDE GOLDMAN INTERNATIONAL INC
filed 1999-05-14
CIK 1039780

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----
       ACT OF 1934

For the quarterly period ended 3/31/99

                                       OR
     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----
       EXCHANGE ACT OF 1934

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


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title                                      Outstanding (as of March 31, 1999)

Common Stock, $.01 par value               23,356,468

                        Friede Goldman International Inc.

                                Table of Contents




Part I.  Financial Information

         Item 1. Financial Statements                                         1
                 Consolidated Balance Sheets as of December 31, 1998
                   and March 31, 1999                                         1
                 Consolidated Statements of Operations for the three-month
                   periods ended April 5, 1998 and March 31, 1999             2
                 Consolidated Statements of Cash Flows for the three-month
                    periods ended April 5, 1998 and March 31, 1999            3
                 Notes to Consolidated Financial Statements                   5

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      11



Part II. Other Information

         Item 1. Legal Proceedings                                           19
         Item 4. Submission of Matters to a Vote of Security Holders         20
         Item 5. Other Information                                           20
         Item 6. Exhibits                                                    20

Signatures

                     FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS




                                                                December 31,     March 31,
                                                                    1998           1999
                                                              --------------- --------------
                          ASSETS
Current assets:
  Cash and cash equivalents                                    $  42,796,320  $  24,159,627
  Accounts receivable                                             52,956,309     58,801,162
  Inventory and stockpiled materials                              34,191,727     32,515,188
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                         14,397,714     28,080,893
  Prepaid expenses and other                                       2,535,947      3,008,359
  Current deferred tax asset                                       2,246,084      2,998,168
                                                              --------------- --------------
    Total current assets                                         149,124,101    149,563,397
Investment in unconsolidated subsidiary                           12,825,000     12,825,000
Property, plant and equipment, net of accumulated
  depreciation                                                   138,108,264    137,624,508
Construction in progress                                             969,978      2,863,062
Goodwill and other assets net of accumulated amortization         13,532,760     12,088,004
                                                              --------------- --------------
  Total assets                                                 $ 314,560,103  $ 314,963,971
                                                              =============== ==============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term debt, including current portion of
    long-term debt                                             $  16,129,380  $  19,973,386
  Accounts payable                                                62,968,178     55,934,976
  Accrued expenses                                                16,640,068     20,375,403
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                      47,527,884     39,417,094
                                                              --------------- --------------
      Total current liabilities                                  143,265,510    135,700,859
Deferred income tax liabilities                                    6,794,177      7,449,721
Long-term debt, less current maturities                           45,862,732     44,095,202
                                                              --------------- --------------
  Total Liabilities                                              195,922,419    187,245,782
                                                              --------------- --------------
Deferred government subsidy, net of accumulated
  amortization                                                    33,347,604     33,300,458
Commitments and contingencies
Stockholders' Equity:
  Common stock; par value $0.01;  125,000,000 shares
    authorized;  24,535,168 and 23,356,468 shares
    issued and outstanding at December 31, 1998, and
    March 31, 1999, respectively                                     245,351        233,564
  Additional paid-in capital                                      50,928,526     35,281,468
  Retained earnings                                               49,345,947     59,353,273
  Less: Treasury stock at cost, 1,188,900 shares at
    December 31, 1998                                            (15,827,557)          -
  Accumulated other comprehensive income                             597,813       (450,574)
                                                              --------------- --------------
    Total stockholders' equity                                    85,290,080     94,417,731
                                                              --------------- --------------
    Total liabilities and stockholders' equity                 $ 314,560,103  $ 314,963,971
                                                              =============== ==============


          The accompanying notes are an integral part of these financial statements.

               FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     Three months ended

                                                  April 5,        March 31,
                                                    1998            1999
                                             ---------------   --------------
Revenue                                        $ 68,751,285     $145,156,392
Cost of revenue                                  50,128,962      119,233,004
                                             ---------------   --------------
  Gross profit                                   18,622,323       25,923,388
                                             ---------------   --------------
Selling, general, and administrative
  expenses                                        7,618,434        9,914,823
                                             ---------------   --------------
    Operating income                             11,003,889       16,008,565
                                             ---------------   --------------
Other income/(expense)
  Interest expense                                 (166,795)      (1,076,647)
  Interest income                                   517,805          281,576
  Gain on sale or distribution of
    assets                                             -              37,318
  Other                                            (203,258)         (40,070)
                                             ---------------   --------------
    Total other income/(expense)                    147,752         (797,823)
                                             ---------------   --------------
      Income before income taxes                 11,151,641       15,210,742
Income tax provision                             (4,413,626)      (5,203,416)
                                             ---------------   --------------
  Net income                                   $  6,738,015     $ 10,007,326
                                             ===============   ==============

Earnings per share
  Basic                                              $ 0.28           $ 0.43
                                             ===============   ==============
  Diluted                                            $ 0.27           $ 0.43
                                             ===============   ==============
Weighted average shares
  Basic                                          24,446,059       23,346,617
                                             ===============   ==============
  Diluted                                        25,182,769       23,539,388
                                             ===============   ==============


   The accompanying notes are an integral part of these financial statements.

                 FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                Three months ended

                                                             April 5,        March 31,
                                                               1998            1999
                                                        --------------   ---------------
Cash flows from operating activities:
  Net income                                            $   6,738,015      $ 10,007,326
  Adjustments to reconcile net income to net
    cash used in operation activities:
    Depreciation and amortization                             601,259         1,608,654
    Compensation expense related to stock
      issued to employees                                     161,775            48,612
    Gain on sale or distribution of assets                       -              (37,318)
    Deferred income tax provision                                -              167,779
    Net decrease in billings in excess of cost
      and estimated earnings on uncompleted
      contracts                                            (1,132,055)       (7,332,337)
    Net increase related to costs and estimated
      earnings  in  excess  of  billings on
      uncompleted  contracts                                     -          (14,069,969)
  Net effect of changes in assets and liabilities:
    Accounts receivable                                   (20,576,445)       (6,269,718)
    Inventory and stockpiled materials                       (106,803)          914,246
    Prepaid expenses and other assets                      (2,502,020)          133,904
    Accounts payable and accrued expenses                   6,531,676        (1,645,978)
                                                        --------------   ---------------
      Net cash used in operating activities               (10,284,598)      (16,474,799)
                                                        --------------   ---------------

Cash flows from investing activities:
  Capital expenditures for plant and equipment            (26,244,675)       (3,660,841)
  Acquisition of French subsidiary                        (25,065,000)             -
  Cash acquired upon acquisition of French
    holding company                                        18,771,517              -
  Payments received on sales-type lease                        49,592              -
                                                        --------------   ---------------
    Net cash used in investing activities               $ (32,488,566)     $ (3,660,841)
                                                        --------------   ---------------

       The accompanying notes are an integral part of these financial statements.


                  FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                Three months ended

                                                             April 5,        March 31,
                                                              1998             1999
                                                         -------------   --------------
Cash flows from financing activities:
  Proceeds from sale of common stock                     $    430,666     $       -
  Proceeds from exercise of stock options                        -             120,156
  Net borrowings under lines of credit                           -           3,286,575
  Proceeds from borrowing under debt facilities            20,808,331        1,931,007
  Repayments on borrowing under debt facilities                  -          (2,951,001)
                                                         -------------   --------------

    Net cash provided by financing activities              21,238,997        2,386,737
                                                         -------------   --------------
Effect of currency translation adjustments                   (856,456)        (887,790)
                                                         -------------   --------------
Net decrease in cash and cash equivalents                 (22,390,623)     (18,636,693)
Cash and cash equivalents at beginning of year             57,038,036       42,796,320
                                                         -------------   --------------
Cash and cash equivalents at end of period               $ 34,647,413     $ 24,159,627
                                                         =============   ==============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest               $    138,326     $  1,301,693
                                                         =============   ==============
  Cash paid during the period for income taxes           $       -        $  1,429,350
                                                         =============   ==============

      The accompanying notes are an integral part of these financial statements.

             FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.   GENERAL

The consolidated financial statements of Friede Goldman International Inc. and subsidiaries (the "Company") should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


2.  QUARTERLY FINANCIAL INFORMATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. The consolidated financial information has not been audited but, in the opinion of management, includes all adjustments required (consisting of normal recurring adjustments) for a fair presentation of the consolidated balance sheets, statements of income, and statements of cash flows at the dates and for the periods indicated. Results of operations for the interim periods are not necessarily indicative of results of operations for the respective full years.

During the fourth quarter of 1998, the Company finalized the accounting for the acquisition of FGN and completed the determination of the fair value of the construction contracts that were in progress at the date of acquisition. The determination resulted in the Company's recognizing revenue and net income and basic income per share of approximately $0.7 million and $0.5 million and $0.02 per share, respectively, in the quarter ended December 31, 1998, that were more properly attributable to the first quarter of 1998.

3.   CHANGE IN INTERIM REPORTING PERIODS

Effective January 1, 1999, the Company adopted a policy whereby calendar quarters (March 31, June 30, and September 30) will be used for interim reporting purposes. This change was made to provide more direct comparability with other publicly traded entities.

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share

Basic EPS is calculated based on the weighted average number of shares of common stock outstanding for the periods presented. Diluted EPS is based on the weighted average number of shares of common stock outstanding for the periods, including dilutive potential common shares which reflect the dilutive effect of the Company's stock options. Dilutive common equivalent shares for the periods ending April 5, 1998 and March 31, 1999 were 736,710 and 192,771, respectively. Options to purchase 50,168 and 352,152 shares of common stock were outstanding as of April 5, 1998 and March 31, 1999, respectively, which were not included in the computation of diluted EPS because the options are antidiluted.

               FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)




Foreign Currency Translation

The financial statements of subsidiaries outside the United States, (FGN and FGF, see Note 5), are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included as a separate component of stockholders' equity. Income and expense items are translated at average monthly rates of exchange during the period.

Treasury Stock

During 1998, the Company's Board of Directors authorized a stock repurchase plan. Through January 31, 1999, 1,188,900 shares of the Company's Common Stock had been repurchased for an aggregate consideration of $15.8 million. All shares of treasury stock were retired during February 1999.

5.   ACQUISITIONS

Acquisition of Friede Goldman Newfoundland

In January 1998, the Company purchased, through its wholly owned subsidiary, Friede Goldman Newfoundland, Inc. ("FGN"), the assets of Newfoundland Ocean Enterprises Ltd. of Marystown, Newfoundland ("Marystown"), a steel fabrication and marine construction concern with operations similar to those of the Company. The acquisition was effected pursuant to a Share Purchase Agreement, dated January 1, 1998 (the "Share Purchase Agreement"). Under the terms of the Share Purchase Agreement, the Company paid a purchase price of C$1 (one dollar). However, the Share Purchase Agreement also provides that, among other things, the Company must (i) maintain a minimum of 1.2 million man-hours (management, labor, salaried and hourly) for each of the 1998, 1999 and 2000 calendar years,
(ii) undertake certain capital improvements at the acquired shipyards and (iii) pay to the sellers fifty percent (50%) of net after tax profit of Marystown for the twelve-month period ending March 31, 1998. The Share Purchase Agreement provides that the Company will pay to the Seller liquidated damages of C$10 million (approximately $7 million) in 1998 and C$5 million (approximately $3 million) in 1999 and 2000 in any of such years in which the minimum number of man-hours described above is not attained. The minimum man hour requirement for 1998 was met. Pursuant to these provisions of the Share Purchase Agreement, the Company has expended $5.5 million for capital improvements of the shipyard facilities. The sellers' share of net income for the twelve months ended March 31, 1998, is immaterial. The net assets acquired have been recorded at their fair market values and, at the acquisition date, included $47.7 million in fixed assets, $1.8 million in net working capital, a deferred credit recorded to reflect the fair value of the construction contracts that were in progress at the date of the acquisition in the amount of $10.7 million, along with $1.6 million in deferred taxes related to each of these items at the acquisition date. The difference between the fair value of the acquired net assets and the C$1 consideration was recorded as a deferred government subsidy which is being amortized over the lives of the assets acquired, which is approximately 17 years. Accumulated amortization of the deferred subsidy as of March 31, 1999, was $2.9 million. Amortization of the subsidy is recorded in the statement of operations as a reduction to cost of revenues and represents a reduction in depreciation and amortization in the statement of cash flows for the three month periods ended April 5, 1998 and March 31, 1999.

            FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)



Acquisition of Friede Goldman France S.A.S.

Effective February 5, 1998, the Company, through its wholly-owned subsidiary, Friede Goldman France, Inc. ("FGF"), a French entity, acquired all of the issued and outstanding shares of a French holding company and its French subsidiaries, for a cash payment of approximately $25.0 million. The purchase price has been allocated to land, building and machinery in the amount of $11.8 million, goodwill of $5.7 million (amortized over 25 years), and other assets net of liabilities in the amount of $7.5 million.

The following summarized income statement data reflects the impact which the acquisition of FGF would have had on the Company's results of operations had the transactions taken place as of the beginning of the period ended April 5, 1998:

                                          Pro Forma Results For
                                    The Three Months Ended April 5, 1998
                                   (In thousands, except per share amount)
                                   ---------------------------------------

     Revenues                                    $  72,143

     Operating income                               11,791

     Net income                                      6,778

     Earning per common share - Basic            $    0.28

     Earnings per common share - Diluted         $    0.27


6.  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

At March 31, 1999, the Company had invested approximately $12.8 million in an unconsolidated subsidiary ("Ilion LLC") in which the Company currently owns a 50% equity interest. The Company's ownership interest in Ilion LLC may be reduced to 30% if the other member (who is also a significant customer of the Company)of the LLC exercises its option to convert a note receivable from Ilion LLC into equity interest. Ilion LLC owns a hull for a semi-submersible drilling rig that requires substantial completion and outfitting. The Company and the other member of Ilion LLC are considering various options for formal arrangements related to the hull, including financing of its completion, securing a contract for utilization or sale of the rig, or other options. Other than the initial purchase of the drilling rig hull, Ilion LLC has had no significant activity as of March 31, 1999. Equity in earnings of the unconsolidated subsidiary was not significant during the period.


7.   CONTINGENT LIABILITIES

On September 18, 1998, Liberty Mutual and Employers Insurance of Wausau (the "Insurers") filed suit against a subsidiary of the Company, FGO (formerly HAM Marine, Inc.), two contract labor providers, Petra Contractors, Inc., KT Contractors, Inc., and 50 unnamed individuals in an action styled Liberty Mutual Insurance Company and Employers Insurance of Wausau v. HAM Marine, Inc., et al.

              FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)



(in the United States District Court for the Southern District of Mississippi, Jackson Division, Case No. 3:98cv6111LOS). Insurers allege that the contract labor providers were alter egos of FGO established to obtain workers' compensation insurance at lower rates than FGO could have obtained in its own name. The Insurers seek actual damages of $2,269,836 and punitive damages of $4,539,672. FGO believes that the original rates charged by the Insurers were appropriate and is vigorously defending this action.

On January 11, 1999, FGO was served with a summons by Hyundai Heavy Industries Co. Limited ("Hyundai") in an action styled Hyundai Heavy Industries Co. Limited
v. Ocean Rig ASA and HAM Marine, Inc. (in the High Court of Justice, Queen's Bench Division, Commercial Court, 1009 Folio No. 67). Hyundai alleges that FGO tortuously interfered with Hyundai's contract (the "Hyundai Contract") with Ocean Rig ASA ("Ocean Rig") to complete one oil and gas drilling rig for $149,913,000. The Hyundai contract was signed on October 22, 1997, but was subject to approval by the Ocean Rig Board of Directors on December 18, 1997. The contract contained a "no shop" clause prohibiting Ocean Rig from negotiating with any other party for the work on this one vessel while the contract was in effect. After the Hyundai Contract was signed, but before it was considered by the Ocean Rig Board of Directors, FGO actively pursued a contract from Ocean Rig for the completion of three other drilling vessels. Ultimately, the Ocean Rig Board of Directors did not approve the Hyundai contract and, thereafter, FGO received a contract to complete two drilling vessels for Ocean Rig and an option to complete two more. Hyundai alleges that FGO tortuously interfered with the Hyundai Contract in order to obtain a contract from Ocean Rig for the completion of the first drilling vessel. FGO denies all of Ocean Rig's allegations and is vigorously defending the action. The total potential exposure to FGO is approximately $15 million or 10 percent of the Hyundai Contract.

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

In connection with the construction of the FGO East Facility, the County of Jackson, Mississippi, agreed to dredge the ship channel and build roads and other infrastructure under an economic incentive program. The terms of the economic incentive program require that the Company maintains a minimum employment level of 400 jobs through the FGO East Facility during the primary term of the FGO East Facility's 20-year lease. If the Company fails to maintain the minimum employment level, the Company could be required to pay the remaining balance of the $6 million loan incurred by the county to finance such improvements.

              FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)




8.   COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," as of January 1, 1998. Other comprehensive income includes foreign currency translation adjustments. Total comprehensive income was as follows:

                                                April 5,       March 31,
                                                 1998            1999
                                             ------------    ------------
Net income                                   $ 6,738,015     $10,007,326
Other comprehensive income
  Foreign currency translation                  (856,456)       (450,574)
                                             ------------    ------------

Comprehensive income                         $ 5,881,559     $ 9,556,752
                                             ============    ============


9.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Given the Company's historically minimal use of these types of instruments, the Company does not expect a material impact on its statements from adoption of SFAS No. 133.


10.   BUSINESS SEGMENTS

The Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective with the year end of 1998. The Company operates two business segments, "offshore drilling rig construction" and "equipment manufacturing." The offshore drilling rig construction segment includes the Gulf Coast construction yards of FGO and the Canadian yard of FGN. The equipment manufacturing segment represents the Company's French operations, FGF. The segment data presented for the quarters ending April 5, 1998 and March 31, 1999, below were prepared on the same basis as the Company's consolidated financial statements.

                        FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


                                     (In thousands of dollars)


                        Offshore
                      Drilling Rigs     Equipment                 Intersegment
                      Construction    Manufacturing    Other      Eliminations      Total
                      -------------   -------------  ----------  --------------  ----------
QUARTER ENDED
  APRIL 5, 1998
Revenues                 $ 59,268        $  9,215      $   784       $  (516)     $ 68,751
Operating income           13,079             561       (2,636)           -         11,004
Total assets              178,634          59,811       72,760       (52,919)      258,286


QUARTER ENDED
  MARCH 31, 1999
Revenues                 $130,394        $ 14,004      $ 1,519       $  (761)     $145,156
Operating Income           18,948           1,200       (4,067)          (72)       16,009
Total assets              249,244          57,977       70,206       (62,463)      314,964



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

During 1997 and early 1998, relatively high and stable oil and gas prices, among other things, resulted in a significant increase in offshore drilling activity. In addition to relatively high prices, this level of drilling activity is generally attributed to a number of industry trends, including three-dimensional seismic mapping, directional drilling and other advances in technology that have increased drilling success rates and efficiency and have led to the discoveries of oil and gas in subsalt geological formations (which generally are located in depths of 300 to 800 feet of water) and deepwater areas of the Gulf of Mexico. In the deepwater areas where larger and more technically advanced drilling rigs are needed, increased drilling activity resulted in increased demand for newly constructed semisubmersible drilling rigs and for retrofitting offshore drilling rigs. During this period of high activity, the Company added several major projects to its backlog. Those projects have generated significant revenues for the Company through March 31, 1999, and many of such projects remain in the Company's backlog as of March 31, 1999.

During the second half of 1998, oil and gas prices declined rapidly, and the utilization rates for mobile offshore drilling units declined also. According to Offshore Data Services, Inc., as of April 30, 1999, the worldwide utilization rate for mobile offshore drilling units was 74.1% compared to 95.4% a year earlier. Despite this overall decline in utilization rates and, the resulting decline in orders for new offshore drilling rigs and retrofit or conversions of existing offshore drilling rigs, the Company has maintained its backlog at approximately $407 million as of March 31, 1999. Substantially all of this backlog consists of projects related to deep water drilling rigs. Some of these contracts are subject to cancellation by the customers; however, the Company has had no indication that any of its contracts might be cancelled.

The backlog amount includes a $143.2 million contract for the new construction of a Friede & Goldman, Ltd. designed Millennium S.A. semisubmersible offshore drilling rig that is subject to the owner's securing rig financing. Such financing is expected to be secured in the second quarter of 1999.

To accommodate the increased demand which occurred during 1997 and 1998, the Company leased additional acreage adjacent to its existing shipyard in Pascagoula, Mississippi, that provides it with additional dock space and covered fabrication capacity. In addition, the Company has completed construction of a state-of-the-art shipyard, also in Pascagoula, Mississippi, that is capable of constructing new offshore drilling rigs and production units as well as converting, retrofitting and repairing existing offshore drilling rigs and production units. The new facility began generating revenue in the first quarter of 1998 and became fully operational in the third quarter. Further, the Company has increased its Pascagoula based workforce from approximately 1,500 employees at April 5, 1998, to approximately 4,450 employees at March 31, 1999.

In January 1998, the Company acquired substantially all of the operating assets of a shipyard and fabrication facility in Marystown, Newfoundland (the "Marystown Facility"). The Marystown Facility expanded the Company's capacity for new construction as well as retrofit and repair of offshore drilling rigs and production units. Also, in February 1998, the Company acquired a company located near Nantes, France, that designs and manufactures mooring, anchoring, rack-and-pinion jacking systems and cargo handling equipment. This additional capacity has helped the Company meet the increase in demand by providing equipment and components for new and modified offshore drilling rigs.

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

The Company's operations are subject to variations from quarter to quarter and year to year resulting from fluctuations in demand for the Company's services and, due to the large amounts of revenue that are typically derived from a small quantity of projects, the timing of the receipt of awards for new projects. Accordingly, revenues may decline in the remaining quarters of 1999 depending on the Company's ability to replace completed projects. In addition, the Company schedules projects based on the timing of available capacity to perform the services requested and, to the extent that there are delays in the arrival of a drilling rig or production unit into the shipyard, the Company generally is not able to utilize the excess capacity created by such delays. Although the Company may be able to offset the effect of such delays through adjustments to the size of its skilled labor force on a temporary basis, such delays may adversely affect the Company's results of operations in any period in which such delays occur.

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


Results of Operations

Comparison of the Three Month Periods Ended March 31, 1999 and April 5, 1998

During the three months ended March 31,1999, the Company generated revenue of $145.2 million, an increase of 111.1%, compared to the $68.8 million generated for three months ended April, 5, 1998. The following table sets forth revenues attributable to new rig construction, conversion/retrofit of rigs, shipbuilding and ship and rig repair, equipment manufacturing and other activities for the quarters ended March 31, 1999 and April 5, 1998.



                                                (In thousands of dollars)
                                                   Three Months Ended

                                                March 31,        April 5,
                                                  1999             1998
                                              ------------    ------------
      New rig construction                     $  87,725         $ 4,424

      Conversion/retrofit of rigs                 37,287          44,481

      Shipbuilding and ship and rig repair         5,382          10,363

      Equipment manufacturing                     14,004           9,215

      Other                                        1,519             784

      Intersegment eliminations                     (761)           (516)
                                              ------------     -----------

        Total revenues                         $ 145,156         $68,751
                                              ============     ===========


Revenues from new rig construction for the three months ended March 31, 1999, relate to contracts for completion and outfitting of three new semisubmersible drillings rigs. During the three months ended April 5, 1998, work had just commenced on two contracts for outfitting new semisubmersibles. Revenues from conversion/retrofit of rigs declined in the first quarter of 1999 compared to 1998 primarily as the result of some of the projects nearing completion. As of March 31, 1999, the Company had conversion/retrofit projects in progress on four rigs. Two of the rigs are expected to be delivered in the second quarter of 1999. As of April 5, 1998, five such projects were in progress. Shipbuilding and ship and rig repair revenue relates primarily to shipbuilding and repair projects in the Company's Marystown Facility and miscellaneous rig repair work in Pascagoula. When the Company acquired the Marystown Facility three shipbuilding projects were in progress. Two of the ships were completed and delivered in 1998; the final ship is expected to be completed and delivered in the second quarter of 1999. Equipment manufacturing revenues increased because the three months ended March 31, 1999 include a full three months activity. The French equipment company was acquired on February 5, 1998 and accordingly, the three months ended April 5, 1998, include only two months activity.
                                     13

Cost of revenue was $119.2 million for the three months ended March 31, 1999, compared to $50.1 million for the three months ended April 5,1998, resulting in an increase in gross profit from $18.6 million for the three months ended April 5, 1998, to $25.9 million in the three months ended March 31, 1999. The gross margin percentage earned by the Company for the quarter ended March 31, 1999, was approximately 18% compared to 27% for the same period of 1998. This decline is primarily the result of the significantly higher portion of the Company's revenues for the quarter ended March 31, 1999, attributable to the new construction of offshore drilling rigs compared to the quarter ended April 5, 1998. Gross margins on the new construction of offshore drilling rigs are typically lower than margins earned on retrofit/conversion projects. Such lower gross margin percentages result from a higher dollar volume of lower margin material and subcontract costs included in costs of revenues, and from a greater portion of the total project being performed on a fixed price basis. Gross margins were also impacted to a lesser degree by the Company's need to use more costly subcontract workers rather than its own employees for certain projects in order to meet contract delivery requirements. During the quarter ended April 5, 1998, approximately 80% of the Company's revenues were attributable to retrofit and conversion of existing offshore drilling rigs. Gross margins on retrofit and conversion projects typically are higher than margins earned on new build projects because a higher percentage of the costs incurred is labor related and a smaller percentage of the total project is performed on a fixed price basis. Gross margins on repair and retrofit projects also vary based on, among other things, the size of the project undertaken. Management expected that gross margins, as a percentage of revenues, would trend slightly lower as a more significant portion of the Company's total revenues is derived from the new construction of offshore drilling rigs. Of the Company's $407 million backlog at March 31, 1999, approximately $303 million is attributable to fixed price contracts for completion or construction of new rigs.

Selling, general and administrative expenses (SG&A expenses) were $9.9 million in the three months ended March 31, 1999, compared to $7.6 million for the three months ended April 5, 1998. The increase in SG&A expenses reflects an increase in sales and administrative workforce and facilities due to overall growth of the Company's business and the additional administrative costs associated with international activities. As a percentage of revenues, SG&A expenses declined to 6.8% for the three months ended March 31, 1999, compared to 11.1% for the three months ended April 5, 1998.

Operating income increased by $5.0 million from the three months ended April 5, 1998, to $16.0 million for the three months ended March 31, 1999, primarily as a result of increased revenue and gross profit discussed in the preceding paragraphs.

Interest expense for the three months ended March 31, 1999, increased to $1.1 million from $0.2 million for the three months ended April 5, 1998, as a result of increased borrowings attributable primarily to the construction costs and related equipment for the new shipyard in Pascagoula, Mississippi. Interest income declined due to lower excess cash balances.

The provision for income taxes for the three months ended March 31, 1999, reflects a combined Federal and State income tax rate of approximately 34.2%. The provision for income taxes for the three months ended April 5, 1998 reflects a combined Federal and State tax rate of 39.6%. Foreign taxes included in the provision for income taxes for the three months ended March 31, 1999, were approximately $0.8 million. Foreign taxes for the three months ended April 5, 1998, were not material. The reduction in the effective income tax rate is attributable to state income tax credits related to increased employment levels and equipment financing and U.S. rate reductions related to revenues generated by the Company's foreign sales corporation subsidiary.

Liquidity and Capital Resources

Historically, the Company has financed its business activities through funds generated from operations, a credit facility secured by accounts receivable, and long-term borrowings secured by assets purchased with proceeds from such borrowings. Net cash used in operations was $10.3 and $16.5 million for the three months ended April 5, 1998, and March 31,1999, respectively. The timing of cash payments on contracts was the primary contributor to the decline in the cash balance for the three months ended March 31, 1999. A significant progress payment on one of the Company's new rig construction contracts was received during the second week of April, 1999. As a result, costs in excess of billings on uncompleted contracts as of March 31, 1999, increased $14.1 million. While cash balances declined, working capital increased approximately $8.0 million during the quarter ended March 31, 1999. This increase is the result of earnings during the quarter and the relatively low level of capital expenditures for the quarter compared to calendar year 1998.

During the three months ended March 31, 1999, the Company incurred approximately $3.7 million in capital expenditures primarily related to shipyard equipment and computer needs related to continued growth of the Company's business.

FGO has a credit facility (the "Credit Facility") with a bank that provides for accounts receivable and contract related inventory based borrowings of up to $25 million at prime plus 1/2% (7.44% at March 31, 1999). These borrowings are secured by accounts receivable and inventory. A balance of $12.6 million was outstanding at March 31, 1999, and an additional $12.4 million was available. The Credit Facility expired on May 3, 1999, however, the bank has agreed to extend the Credit Facility until August, 1999. The Credit Facility contains a number of restrictions, including a provision that would prohibit the payment of dividends by FGO to the Company in the event that FGO defaults under the terms of the facility. The Credit Facility requires that the Company maintain certain minimum net worth and working capital levels and ratios and debt to equity ratios. At March 31, 1999, the bank waived certain of the working capital ratio covenants.

In December 1997, the Company issued bonds under Title XI that are guaranteed by the MARAD to partially finance construction of the Company's FGO East Facility. The bonds bear interest at a rate of 6.35% and are payable over 15 years in semi-annual installments. The financing agreement includes several restrictive financial and non-financial covenants, the violation of which would carry monetary penalties.

In 1998, the Company borrowed $8.0 million from GE Capital Corporation for the financing of the purchase of certain equipment used in the Company's Pascagoula, Mississippi facilities. The loan, which is secured by the purchased equipment, bears interest at 7.05% and is repayable in quarterly installments of $500,000, plus interest through 2002.

In December 1998, the Company issued $18 million of 7.99% taxable revenue bonds through the Mississippi Business Finance Corporation to finance the purchase of equipment used primarily at the FGO East Facility. The Bonds are repayable in monthly installments of approximately $219,000, including interest for 10 years. The Bonds are secured by the purchased equipment. The Company received certain state sales, use and income tax incentives related to the bonds.

During 1998, the Company's Board of Directors authorized a stock repurchase plan. Through December 31, 1998, 1,188,900 shares of the Company's Common Stock had been repurchased for an aggregate consideration of $15.8 million. No repurchases have been made during 1999, and all shares of treasury stock were retired during February 1999.

Management believes that the cash generated by operating activities, and funds available under its credit facilities will be sufficient to fund its capital expenditure requirements and its working capital needs at current levels of activity. While management of the Company has historically been able to manage cash flow from construction contracts in such a manner as to minimize the need for short-term contract related borrowings, additional debt financing or equity financing may be required in the future if the Company significantly increases its conversion, retrofit and repair business or obtains significant additional orders to construct new drilling rigs or production units. Although the Company believes that, under such circumstances, it would be able to obtain additional financing, there can be no assurance that any additional debt or equity financing will be available to the Company for these purposes or, if available, will be available on terms satisfactory to the Company.

At March 31, 1999, the Company had paid approximately $7.6 million for the manufacture of certain jackup rig components. Total commitments related to rig components, including the $7.6 million already expended, are approximately $11.3 million. Management of the Company believes that contracts for new construction, modification or repairs will be secured that will utilize these components.

At March 31, 1999, the Company had invested approximately $12.8 million in an unconsolidated subsidiary ("Ilion LLC") in which the Company currently owns a 50% equity interest. The Company's ownership interest in Ilion LLC is expected to be reduced to 30%. Ilion LLC owns a hull for a semi-submersible drilling rig that requires substantial completion and outfitting. The Company and the other member of Ilion LLC (who is also a significant customer of the Company) are considering various options for formal arrangements related to the hull, including financing of the completion, securing a contract for utilization or sale of the rig, or other options. The Company's investment in Ilion LLC was financed through cash flow from operations. Other than the initial purchase of the drilling rig hull Ilion LLC has had no significant activity as of March 31, 1998. The Company's investment in Ilion LLC is accounted for using the equity method.

As noted above, the Company has experienced rapid growth during the past two years. During this period, construction was begun and substantially completed on a new shipyard; the MARAD financing arrangement was consummated; an initial public offering of common stock was completed and the Company's backlog increased significantly. The Company has also invested in an equity ownership in an unconsolidated subsidiary that owns a semi-submersible drilling rig, and, unlike prior operations, the Company has incurred costs related to construction or fabrication of rig components for which no specific customer has committed. In addition, in early 1998, the Company completed the acquisition of foreign entities in Canada and France. These changes in and significant expansion of the Company's operation, expose the Company to additional business and operating risks and uncertainties.


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

COMPLIANCE PROGRAM. In order to address the Y2K issue, the Company has implemented a Y2K compliance plan to coordinate the five phases of Y2K remediation. Those phases include:(1) awareness,(2) assessment,(3) remediation,
(4) testing and (5) implementation of necessary modifications. The Company has made all applicable levels of its organization aware of the Y2K issue and of the Company's plans to assure Y2K compliance.

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

COMPANY'S STATE OF READINESS. As noted above, the Company expects that implementation of its new information systems at its domestic locations will be complete before the end of the third quarter of 1999. Nevertheless, the Company is currently testing its existing domestic information systems for Y2K compliance and expects to have such testing completed by the end of the second quarter of 1999. The review of Y2K compliance at international locations and for domestic non-financial applications is underway. As previously noted, the review involves soliciting responses from third parties concerning Y2K compliance of the products. To date, the responses from such third parties are inconclusive. As a result, management cannot predict the potential consequences if these or other third parties are not Y2K compliant. Management expects that the review, testing, and any required remediation will be completed by the end of the third quarter of 1999.

COSTS TO ADDRESS   YEAR  2000  COMPLIANCE  ISSUES.  The costs of  acquiring  and implementing the Company's expanded and upgraded information system are not directly attributable to achieving Y2K Compliance, rather, such costs are a direct result of the Company's growth. While these costs are expected to be significant in the aggregate, the most significant portion is being financed through a five-year operating lease. Annual lease payments are expected to total approximately $1.4 million. Costs incurred to date and expected to be incurred with respect to review, testing and remediation of international financial and non-financial systems and domestics non-financial systems are not anticipated to be significant.

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

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Given the Company's historically minimal use of these types of instruments, the Company does not expect a material impact on its statements from adoption of SFAF No. 133.

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

The Company's market risk disclosures set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 have not changed significantly through the period ended March 31, 1999.


Part II.  Other Information

Item 1.  Legal Proceedings

On September 18, 1998, Liberty Mutual and Employers Insurance of Wausau (the "Insurers") filed suit against a subsidiary of the Company, FGO (formerly HAM Marine, Inc.), two contract labor providers, Petra Contractors, Inc., KT Contractors, Inc., and 50 unnamed individuals in an action styled Liberty Mutual Insurance Company and Employers Insurance of Wausau v. HAM Marine, Inc., et al. (in the United States District Court for the Southern District of Mississippi, Jackson Division, Case No. 3:98cv6111LOS). Insurers allege that the contract labor providers were alter egos of FGO established to obtain workers' compensation insurance at lower rates than FGO could have obtained in its own name. The Insurers seek actual damages of $2,269,836 and punitive damages of $4,539,672. FGO believes that the original rates charged by the Insurers were appropriate and is vigorously defending this action.

On January 11, 1999, FGO was served with a summons by Hyundai Heavy Industries Co. Limited ("Hyundai") in an action styled Hyundai Heavy Industries Co. Limited
v. Ocean Rig ASA and HAM Marine, Inc. (in the High Court of Justice, Queen's Bench Division, Commercial Court, 1009 Folio No. 67). Hyundai alleges that FGO tortuously interfered with Hyundai's contract (the "Hyundai Contract") with Ocean Rig ASA ("Ocean Rig") to complete one oil and gas drilling rig for $149,913,000. The Hyundai contract was signed on October 22, 1997, but was subject to approval by the Ocean Rig Board of Directors on December 18, 1997. The contract contained a "no shop" clause prohibiting Ocean Rig from negotiating with any other party for the work on this one vessel while the contract was in effect. After the Hyundai Contract was signed, but before it was considered by the Ocean Rig Board of Directors, FGO actively pursued a contract from Ocean Rig for the completion of three other drilling vessels. Ultimately, the Ocean Rig Board of Directors did not approve the Hyundai contract and, thereafter, FGO received a contract to complete two drilling vessels for Ocean Rig and an option to complete two more. Hyundai alleges that FGO tortuously interfered with the Hyundai Contract in order to obtain a contract from Ocean Rig for the completion of the first drilling vessel. FGO denies all of Ocean Rig's allegations and is vigorously defending the action. The total potential exposure to FGO is approximately $15 million or 10 percent of the Hyundai Contract.

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

Item 4.  Submission of Matters to a Vote of Security Holders

  None

Item 5.  Other Information

  Change in Interim Reporting Periods

Effective January 1, 1999, the Company adopted a policy whereby calendar quarters (March 31, June 30, and September 30) will be used for interim reporting purposes. This change was made to provide more direct comparability with other publicly traded entities. See Note 2 to Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       11.1  Computation of Earnings per Share

       27    Financial Data Schedule

(b) Report of Form 8-K.

       None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jackson, State of Mississippi, on the 14th day of May, 1999.


                FRIEDE GOLDMAN INTERNATIONAL INC.

                By: /s/ JOBIE T. MELTON, JR.
                  ---------------------------------------------
                  Jobie T. Melton, Jr., Chief Financial Officer

EXHIBIT INDEX



Exhibit 11.1
Exhibit 27

                    EXHIBIT INDEX



              PAGE
              ----
Exhibit 11.1
Exhibit 27