Form 10-Q
period 1999-06-30
FRIEDE GOLDMAN INTERNATIONAL INC
filed 1999-08-16
CIK 1039780

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----
       ACT OF 1934

For the quarterly period ended 6/30/99

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


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title                                      Outstanding (as of June 30, 1999)

Common Stock, $.01 par value               23,423,352

                        FRIEDE GOLDMAN INTERNATIONAL INC.

                                Table of Contents



                                                                        Page No.

Part I.  Financial Information

         Item 1. Financial Statements                                        1
                 Consolidated Balance Sheets as of December 31, 1998
                   and June 30, 1999                                         1
                 Consolidated Statements of Operations for the three
                   month and six-month periods ended July 5, 1998 and
                   June 30, 1999                                             2
                 Consolidated Statements of Cash Flows for the six-
                   month periods ended July 5,1998 and June 30, 1999         3
                 Notes to Consolidated Financial Statements                  5

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      12



Part II. Other Information

         Item 1. Legal Proceedings                                          23
         Item 4. Submission of Matters to a Vote of Security Holders        24
         Item 5. Other Information                                          24
         Item 6. Exhibits                                                   24
         Signatures                                                         25

                              FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS


                                                                              December 31,       June 30,
                                                                                 1998              1999
                                                                           ---------------    ---------------

                         ASSETS
Current assets:
  Cash and cash equivalents                                                 $  42,796,320      $   8,127,643
  Accounts receivable                                                          52,956,309         62,219,349
  Inventory and stockpiled materials                                           34,191,727         32,682,241
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                                                   14,397,714         30,051,363
  Prepaid expenses and other                                                    2,535,947          5,559,023
  Current deferred tax asset                                                    2,246,084          3,109,430
                                                                           ---------------    ---------------
    Total current assets                                                      149,124,101        141,749,049
Investment in unconsolidated subsidiary                                        12,825,000         12,825,000
Property, plant and equipment, net of accumulated
  depreciation                                                                138,108,264        136,861,367
Construction in progress                                                          969,978          3,601,826
Goodwill and other assets net of accumulated
  amortization                                                                 13,532,760         11,902,480
                                                                           ---------------    ---------------
    Total assets                                                            $ 314,560,103      $ 306,939,722
                                                                           ===============    ===============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term debt, including current portion of
    long-term debt                                                          $  16,129,380      $  25,947,691
  Accounts payable                                                             62,968,178         51,333,849
  Accrued expenses                                                             16,640,068         17,564,235
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                          47,527,884         25,673,368
                                                                           ---------------    ---------------
      Total current liabilities                                               143,265,510        120,519,143
Deferred income tax liabilities                                                 6,794,177          7,386,582
Long-term debt, less current maturities                                        45,862,732         42,587,667
                                                                           ---------------    ---------------
  Total liabilities                                                           195,922,419        170,493,392
                                                                           ---------------    ---------------
Deferred government subsidy, net of accumulated
  amortization                                                                 33,347,604         33,597,604
Commitments and contingencies
Stockholders' equity:
  Common stock; par value $0.01;  125,000,000
    shares  authorized; 24,535,168 and 23,423,352
    shares issued and outstanding at December 31,
    1998, and June 30, 1999, respectively                                         245,351            234,234
  Additional paid-in capital                                                   50,928,526         36,034,201
  Retained earnings                                                            49,345,947         67,381,410
  Less: Treasury stock at cost, 1,188,900 shares
    at December 31, 1998                                                      (15,827,557)                 -
  Accumulated other comprehensive income                                          597,813           (801,119)
                                                                           ---------------    ---------------
    Total stockholders' equity                                              $  85,290,080      $ 102,848,726
                                                                           ---------------    ---------------
      Total liabilities and stockholders' equity                            $ 314,560,103      $ 306,939,722
                                                                           ===============    ===============

                                       The accompanying notes are an
                                 integral part of these financial statements.

                                                      1

                             FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 Three months ended             Six months ended
                                           -----------------------------  -----------------------------
                                               July 5,       June 30,          July 5,      June 30,
                                                1998           1999             1998          1999
                                           -------------- --------------  -------------- --------------
Revenue                                     $ 88,596,854  $ 133,488,978   $ 157,348,139  $ 278,645,370
Cost of revenue                               67,692,347    113,396,543     117,821,309    232,629,547
                                           -------------- --------------  -------------- --------------
  Gross profit                                20,904,507     20,092,435      39,526,830     46,015,823
                                           -------------- --------------  -------------- --------------
Selling, general, and administrative
  expenses                                     8,205,530      7,839,105      15,823,964     17,753,928
                                           -------------- --------------  -------------- --------------
    Operating income                          12,698,977     12,253,330      23,702,866     28,261,895
                                           -------------- --------------  -------------- --------------
Other income/(expense):
  Interest expense                              (571,993)    (1,069,858)       (738,788)    (2,146,505)
  Interest income                                856,870        159,562       1,374,675        441,139
  Gain/(loss) on sale or distribution
    of assets                                          -          2,667        (310,687)         6,950
  Other                                         (339,749)       (45,566)       (232,320)       (52,602)
                                           -------------- --------------  -------------- --------------
    Total other income/(expense)                 (54,872)      (953,195)         92,880     (1,751,018)
                                           -------------- --------------  -------------- --------------
      Income before income taxes              12,644,105     11,300,135      23,795,746     26,510,877
Income tax provision                           4,997,210      3,271,999       9,410,836      8,475,414
                                           -------------- --------------  -------------- --------------
  Net income                                $  7,646,895  $   8,028,136   $  14,384,910  $  18,035,463
                                           ============== ==============  ============== ==============

Earnings per share
  Basic                                     $       0.31  $        0.34   $        0.59  $        0.77
                                           ============== ==============  ============== ==============
  Diluted                                   $       0.31  $        0.34   $        0.58  $        0.76
                                           ============== ==============  ============== ==============
Weighted average shares
  Basic                                       24,492,793     23,390,919      24,471,213     23,368,608
                                           ============== ==============  ============== ==============
  Diluted                                     24,895,389     23,689,559      24,863,856     23,670,212
                                           ============== ==============  ============== ==============




                                      The accompanying  notes are an
                                integral part of these financial statements.


                                                     2

                          FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                          Six months ended
                                                                -----------------------------------
                                                                     July 5,            June 30,
                                                                      1998                1999
                                                                ---------------     ---------------
Cash flows from operating activities:
  Net income                                                      $ 14,384,910        $ 18,035,463
    Adjustments to reconcile net income to net
      cash provided by (used in) operation activities:
      Depreciation and amortization                                  1,851,966           3,696,051
      Compensation expense related to stock issued
        to employees                                                   304,180              97,225
      (Gain) loss on sale of assets                                    310,687              (6,950)
      Deferred income tax provision                                          -              47,309
      Net increase/(decrease) in billings in excess
        of costs and estimated earnings on
        uncompleted contracts                                       (2,454,922)        (20,692,845)
      Net (increase)/decrease related to costs and
        estimated earnings in excess of billings on
        uncompleted contracts                                                -         (16,231,091)
    Net effect of changes in assets and liabilities:
      Accounts receivable                                          (31,758,942)         (9,834,962)
      Inventory and stockpiled materials                              (874,690)            482,310
      Prepaid expenses and other assets                             (4,285,774)         (2,583,301)
      Accounts payable and accrued expenses                         34,556,957          (8,606,923)
                                                                ---------------     ---------------
        Net cash provided by (used in) operating
          activities                                                12,034,372         (35,597,714)
                                                                ---------------     ---------------

Cash flows from investing activities:
  Capital expenditures for plant and equipment                     (45,371,512)         (5,507,115)
  Proceeds from sale of property and equipment                               -              95,698
  Acquisition of French subsidiary                                 (25,065,000)                  -
  Cash acquired upon acquisition of French
    holding company                                                 20,553,300                   -
  Investment in unconsolidated subsidiary                          (11,917,043)
  Payments received on sales-type lease                                 76,067                   -
                                                                ---------------     ---------------
    Net cash used in investing activities                        $ (61,724,188)       $ (5,411,417)
                                                                ---------------     ---------------

                                  The accompanying notes are an
                            integral part of these financial statements.

                                                3

                        FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                        Six months ended
                                                                -----------------------------------
                                                                    July 5,             June 30,
                                                                     1998                 1999
                                                                ---------------     ---------------

Cash flows from financing activities:
  Proceeds from sale of common stock                              $    338,866        $          -
  Proceeds from exercise of stock options                               91,800             824,939
  Net borrowings under lines of credit                               7,680,813           8,455,941
  Proceeds from borrowing under debt facilities                     28,544,610           4,072,852
  Repayments on borrowing under debt facilities                     (7,186,513)         (5,840,277)
                                                                ---------------     ---------------
    Net cash provided by financing activities                       29,469,576           7,513,455
                                                                ---------------     ---------------
Effect of currency translation adjustments                             195,196          (1,173,001)
                                                                ---------------     ---------------
Net decrease in cash and cash equivalents                          (20,025,044)        (34,668,677)
Cash and cash equivalents at beginning of year                      57,038,036          42,796,320
                                                                ---------------     ---------------
Cash and cash equivalents at end of period                        $ 37,012,992        $  8,127,643
                                                                ===============     ===============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                        $    346,489        $  1,697,884
                                                                ===============     ===============
  Cash paid during the period for income taxes                    $          -        $ 10,928,268
                                                                ===============     ===============



                                    The accompanying notes are an
                              integral part of these financial statements.

                                                 4

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

During the fourth quarter of 1998, the Company finalized the accounting for the acquisition of FGN and completed the determination of the fair value of the construction contracts that were in progress at the date of acquisition. The determination resulted in the Company's recognizing revenue, net income and basic income per share of approximately $1.4 million, $1.0 million and $0.04 per share, respectively, in the quarter ended December 31, 1998, that is more properly attributable to the six months ended July 5, 1998. Of these amounts, $0.7 million, $0.5 million, and $.02 per share, respectively, were applicable to the second quarter of 1998.

3.   CHANGE IN INTERIM REPORTING PERIODS

Effective January 1, 1999, the Company adopted a policy whereby calendar quarters (March 31, June 30, and September 30) will be used for interim reporting purposes. This change was made to provide more direct comparability with other publicly traded entities.

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share

Basic EPS is calculated based on the weighted average number of shares of common stock outstanding for the periods presented. Diluted EPS is based on the weighted average number of shares of common stock outstanding for the periods, including dilutive potential common shares which reflect the dilutive effect of the Company's stock options. Dilutive common equivalent shares for the three month and six month periods ended June 30, 1999 were 298,640 and 301,604, respectively. Dilutive common equivalent shares for the three month and six month periods ended July 5, 1998 were 402,596 and 392,643, respectively. Options to purchase 21,652 and 243,152 shares of common stock were outstanding

               FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



as of July 5, 1998 and June 30, 1999, respectively, which were not included in the computation of diluted EPS because the options are antidiluted.

Treasury Stock

During 1998, the Company's Board of Directors authorized a stock repurchase plan. Through January 31, 1999, 1,188,900 shares of the Company's Common Stock had been repurchased for an aggregate consideration of $15.8 million. All shares of treasury stock were retired during February 1999. Management of the Company has no plans for the purchase of additional treasury shares.

Reclassifications

Certain   reclassifications  have  been  made  in  the  prior  period  financial statements to conform to the classifications used in the current year.

5.   ACQUISITIONS

Acquisition of Friede Goldman Newfoundland

On January 1, 1998, the Company purchased, through its wholly owned subsidiary, Friede Goldman Newfoundland, Inc. ("FGN"), the assets of Newfoundland Ocean Enterprises Ltd. of Marystown, Newfoundland ("Marystown"), a steel fabrication and marine construction concern with operations similar to those of the Company. The acquisition was effected pursuant to a Share Purchase Agreement, dated January 1, 1998 (the "Share Purchase Agreement"). Under the terms of the Share Purchase Agreement, the Company paid a purchase price of C$1 (one dollar). However, the Share Purchase Agreement also provides that, among other things, the Company must (i) maintain a minimum of 1.2 million man-hours (management, labor, salaried and hourly) for each of the 1998, 1999 and 2000 calendar years,
(ii) undertake certain capital improvements at the acquired shipyards and (iii) pay to the sellers fifty percent (50%) of net after tax profit of Marystown for the twelve-month period ending March 31, 1998. The Share Purchase Agreement provides that the Company will pay to the Seller liquidated damages of C$10 million (approximately $7 million) in 1998 and C$5 million (approximately $3 million) in 1999 and 2000 in any of such years in which the minimum number of man-hours described above is not attained. The minimum man hour requirement for 1998 was met. Management is uncertain whether the man-hour requirements will be met for 1999. Pursuant to these provisions of the Share Purchase Agreement, the Company has expended $5.5 million for capital improvements of the shipyard facilities. The sellers' share of net income for the twelve months ended March 31, 1998, is immaterial. The net assets acquired have been recorded at their fair market values and, at the acquisition date, included $47.7 million in fixed assets, $1.8 million in net working capital, a deferred credit recorded to reflect the fair value of the construction contracts that were in progress at the date of the acquisition in the amount of $10.7 million, along with $1.6 million in deferred taxes related to these items at the acquisition date. The difference between the fair value of the acquired net assets and the C$1 consideration was recorded as a deferred government subsidy and is being amortized over the lives of the assets acquired, which is approximately 17 years. Accumulated amortization of the deferred subsidy as of June 30, 1999, was $3.5 million. Amortization of the subsidy is recorded in the statement of operations as a reduction to cost of revenues and represents a reduction in depreciation and amortization in the statement of cash flows for the three month and six month periods ended July 5, 1998 and June 30, 1999.

               FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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

The following summarized income statement data reflects the impact which the acquisition of FGF would have had on the Company's results of operations had the transactions taken place as of the beginning of the period ended June 30, 1998:


                                              Pro Forma Results For
                                          The Six Months Ended July 5, 1998
                                       (In thousands, except per share amount)
                                      ---------------------------------------

     Revenues                                         $ 160,797

     Operating income                                    23,920

     Net income                                          14,470

     Earnings per common share - Basic                $    0.59

     Earnings per common share - Diluted              $    0.58


6.  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

At June 30, 1999, the Company had invested approximately $12.8 million in an unconsolidated subsidiary ("Ilion LLC") in which the Company currently owns a 50% equity interest. The Company's ownership interest in Ilion LLC may be reduced to 30% if the other member (who is also a significant customer of the Company)of the LLC exercises its option to convert a note receivable from Ilion LLC into equity interest. Ilion LLC owns a hull for a semi-submersible drilling rig that requires substantial completion and outfitting. The Company and the other member of Ilion LLC are considering various options for formal arrangements related to the hull, including financing of its completion, securing a contract for utilization or sale of the rig, or other options. Other than the initial purchase of the drilling rig hull, Ilion LLC has had no significant activity as of June 30, 1999. Equity in earnings of the unconsolidated subsidiary was not significant during the period.

7.   CONTINGENT LIABILITIES

On September 18, 1998, Liberty Mutual and Employers Insurance of Wausau (the "Insurers") filed suit against a subsidiary of the Company, FGO (formerly HAM Marine, Inc.), two contract labor providers, Petra Contractors, Inc., KT Contractors, Inc., and fifty unnamed individuals in an action styled Liberty Mutual Insurance Company and Employers Insurance of Wausau v. HAM Marine, Inc., et al. (in the United States District Court for the Southern District of Mississippi, Jackson Division, Case No. 3:98cv6111LOS). Insurers allege that the

               FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



contract labor providers were alter egos of FGO established to obtain workers' compensation insurance at lower rates than FGO could have obtained in its own name. The Insurers seek actual damages of $2,269,836 and punitive damages of $4,539,672. On July 30, 1999, the Insurers filed a motion to amend their complaint to add certain former officers and directors of FGO and other third party individuals and entities which the Insurers allege were involved in the action which is the subject of complaint. The motion has not yet been heard by the court. FGO believes that the original rates charged by the Insurers were appropriate and is vigorously defending this action.

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

In connection with the construction of the FGO East Facility, the County of Jackson, Mississippi, agreed to dredge the ship channel and build roads and other infrastructure under an economic incentive program. The terms of the economic incentive program require that the Company maintains a minimum employment level of 400 jobs through the FGO East Facility during the primary term of the FGO East Facility's 20-year lease. If the Company fails to maintain the minimum employment level, the Company could be required to pay the remaining balance of the $6.0 million loan incurred by the county to finance such improvements.

8. CONTRACTUAL MATTERS

The construction of offshore drilling rigs involves complex design and engineering, and equipment and supply delivery coordination throughout construction periods that may exceed two years. It is not unusual in such circumstances to encounter design, engineering and equipment delivery schedule changes and other factors that impact the builder's ability to complete construction of the rig in accordance with the original contractual delivery schedule. Such work scope changes, delivery date changes and other factors may give rise to claims by the Company against its customers for recovery of

               FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



additional costs incurred. The Company recognizes such claims as revenue if, 1) the contract or other evidence provides a legal basis for the claim and there is a reasonable basis for the claim; 2) the additional costs are caused by circumstances unforeseen at the contract date and aren't contractor performance related; 3) the additional costs are identifiable or otherwise determinable and are reasonable in light of the work performed; 4) the evidence supporting the claim is objective and verifiable; and 5) in management's opinion, it is probable that the claim will be collected. During the three months ended June 30, 1999 the Company recognized revenue of $5.0 million related to claims. Management anticipates the amount ultimately realized upon final resolution of such claims will not be materially less than the amount recognized. No similar claims were recognized in periods prior to the three months ended June 30, 1999.

In August 1999, the Company and a customer reached an agreement for new delivery dates on two offshore drilling rigs under construction by the Company. The new delivery dates extend beyond those called for under the original contracts. The Company believes that the extended delivery dates are the result of customer engineering and design deficiencies and untimely delivery of certain customer furnished information and equipment. Further, the Company believes that it will incur significant additional costs as a result of the customer caused delays and plans to assert that it is entitled to additional compensation for delay and disruption and for additional work related to changes to the original designs and specifications. The customer has indicated that it does not agree with the cause of the extended delivery and that it may assert a claim for liquidated damages. A claim for liquidated damages could exceed $12 million.

As part of the August 1999 agreement, the customer agreed to make all milestone payments currently due, limit the potential liquidated damages in the event the revised delivery dates are not met and provide certain incentives to the Company for delivery before the revised delivery dates. In addition, management of the Company and the customer agreed to endeavor to reach a comprehensive settlement agreement that clarifies the obligations of each party under the contracts. If such a settlement agreement cannot be reached, the Company and the customer have agreed to submit the disputed matters to fast track arbitration. Neither the amount of potential claims for additional compensation due to the Company nor the maximum amount of liquidated damages potentially payable to the customer under the contracts have been determined. However, management of the Company believes that this matter will be resolved in a manner that will not have a material adverse effect on the Company's financial statements. However, if it is ultimately determined that the Company is not entitled to additional compensation or that the customer is entitled to significant liquidated damages, or if the contracts were to be cancelled, the impact on the Company's Statement of Income for the period in which such a determination is made could be material.

9.  NEW CREDIT FACILITY

In August 1999, the Company entered into a new bank credit facility (the "Supplemental Facility") to provide up to $20 million in borrowings in addition to those available under its accounts receivable and inventory based Credit Facility. Borrowings under the Supplemental Facility mature at the earlier of November 26, 1999 or the closing of the Halter Merger. (See note 11). The borrowings bear interest at 0.5% above Prime or 2.25% above a LIBOR rate. The borrowings are secured by the pledge of substantially all of the Company's

               FRIEDE GOLDMAN INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



domestic assets not otherwise encumbered. Proceeds under the Supplemental Facility are expected to be used to meet short-term cash flow needs.

10.  HALTER MERGER

On June 1, 1999, the Company entered into an agreement with Halter Marine Group Inc. ("Halter") whereby the Company and Halter would be merged in a business combination to be accounted for as a purchase (the "Halter Merger"). Under the terms of the agreement, stockholders of Halter will receive 0.46 shares of the Company's common stock in exchange for each share of Halter. Upon completion of the Halter Merger, which is expected to occur by October 1999, former Halter stockholders will own approximately 36.0% of the outstanding common stock of the merged companies. The completion of the merger is subject to shareholder and regulatory approvals.

11.   COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," as of January 1, 1998. Other comprehensive income includes foreign currency translation adjustments. Total comprehensive income for the six months ended July 5, 1998 and June 30, 1999 is as follows:

                                                July 5,          June 30,
                                                 1998             1999
                                            --------------   --------------
Net income                                   $ 14,384,910     $ 18,035,463
Other comprehensive income
  Foreign currency translation                    195,196       (1,398,932)
                                            --------------   --------------

Comprehensive income                         $ 14,580,106     $ 16,636,531
                                            ==============   ==============


12.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is required to be adopted in fiscal years beginning after June 15, 2000. Given the Company's historically minimal use of these types of instruments, the Company does not expect a material impact on its statements from adoption of SFAS No. 133.

13.   BUSINESS SEGMENTS

The Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective with the year end of 1998. The Company operates two business segments, "offshore

              FRIEDE GOLDMAN INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)





drilling rig construction" and "equipment manufacturing." The offshore drilling rig construction segment includes the Gulf Coast construction yards of FGO and the Canadian yard of FGN. The equipment manufacturing segment represents the Company's French operations, FGF. The segment data presented for the quarters ending July 5, 1998 and June 30, 1999, below were prepared on the same basis as the Company's consolidated financial statements.



                                   (In thousands of dollars)
                    ------------------------------------------------------------
                      Offshore
                    Drilling Rigs    Equipment             Intersegment
                    Construction   Manufacturing   Other   Elimnations   Total
                    -------------  -------------  ------- ------------- --------

THREE MONTHS ENDED
  JULY 5,1998
Revenues              $  75,301     $ 13,063     $ 1,944    $ (1,711)   $ 88,597
Operating income         14,945          216      (2,462)          -      12,699
Total assets            232,799       68,043      74,003     (80,784)    294,061


THREE MONTHS ENDED
  JUNE 30, 1999
Revenues              $ 125,930     $  7,427     $   392    $   (260)   $133,489
Operating Income         14,453         (187)     (2,013)          -      12,253
Total assets            250,335       52,215      66,203     (61,813)    306,940


SIX MONTHS ENDED
   JULY 5, 1998
Revenues              $ 134,568     $ 22,278     $ 2,728    $ (2,226)   $157,348
Operating income         28,025          777      (5,099)          -      23,703
Total assets            232,799       68,043      74,003     (80,784)    294,061


SIX MONTHS ENDED
  JUNE 30, 1999
Revenues              $ 256,323     $ 21,432     $ 1,911    $ (1,021)   $278,645
Operating Income         33,400        1,013      (6,079)        (72)     28,262
Total assets            250,335       52,215      66,203     (61,813)    306,940

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

During 1997 and early 1998, relatively high and stable oil and gas prices, among other things, resulted in a significant increase in offshore drilling activity. In addition to relatively high prices, this level of drilling activity is generally attributed to a number of industry trends, including three-dimensional seismic mapping, directional drilling and other advances in technology that have increased drilling success rates and efficiency and have led to the discoveries of oil and gas in subsalt geological formations (which generally are located in depths of 300 to 800 feet of water) and deepwater areas of the Gulf of Mexico. In the deepwater areas where larger and more technically advanced drilling rigs are needed, increased drilling activity resulted in increased demand for newly constructed semisubmersible drilling rigs and for retrofitting offshore drilling rigs. During this period of high activity, the Company added several major projects to its backlog. Those projects have generated significant revenues for the Company through June 30, 1999, and several of such projects remain in the Company's backlog as of June 30, 1999.

During the second half of 1998, oil and gas prices declined rapidly, and the utilization rates for mobile offshore drilling units declined also. According to Offshore Data Services, Inc., as of July 30, 1999, the worldwide utilization rate for mobile offshore drilling units was 73.8% compared to 91.3% a year earlier. This overall decline in utilization rates has resulted in a decline in orders for new offshore drilling rigs and retrofit or conversions of existing offshore drilling rigs. Recently, oil and gas prices have increased. While it is possible that such increased prices could stimulate interest in orders for new construction, conversion and retrofit of offshore drilling rigs, there is often a time lag between periods of increasing prices and definitive orders for construction, conversion and retrofit. Such time lag can be caused by uncertainty about whether the higher prices will be sustained, time required for rig contractors and operators to revise capital budgets and reassess their rig requirements and other factors. While management of the Company expects that increased oil and gas prices will result in an increase in order activity, there can be no assurance that any increase in activity will occur, the timing of any such increase or that the Company will be successful in obtaining any resulting orders.

The Company's backlog is approximately $343.9 million as of June 30, 1999. Substantially all of this backlog consists of projects related to deep water drilling rigs. Some of these contracts are subject to cancellation by the customers; however, the Company has had no indication that any of its contracts will be cancelled. The backlog amount includes a $143.5 million contract for the new construction of a Friede & Goldman, Ltd. designed Millennium S.A., semisubmersible offshore drilling rig that is subject to the owner's securing rig financing. Such financing is expected to be secured in the third quarter of 1999.

Contracts for the new construction or the conversion/retrofit of offshore drilling rigs involve large amounts in relation to the Company's revenues and backlog. Also, because of the cyclical nature of the oil and gas industry and the impact of the conditions described in the first paragraph above on offshore drilling contractors, it is not unusual for extended periods of time to pass between the award of contracts. As a result, the Company's backlog is subject to significant increases and decreases as contracts are awarded and the work is performed under such contracts. During the first half of 1999, the Company's backlog has declined as work has progressed under contracts included in the backlog. Such decline could continue through the remainder of 1999 if no significant contracts are awarded to the Company during that period.

To accommodate the increased demand which occurred during 1997 and 1998, the Company leased additional acreage adjacent to its existing shipyard in Pascagoula, Mississippi, that provides it with additional dock space and covered fabrication capacity. In addition, the Company has completed construction of a state-of-the-art shipyard, also in Pascagoula, Mississippi, that is capable of constructing new offshore drilling rigs and production units as well as converting, retrofitting and repairing existing offshore drilling rigs and production units. The new facility began generating revenue in the first quarter of 1998 and became fully operational in the third quarter. Further, the Company has increased its Pascagoula based workforce from approximately 2,400 employees at July 5, 1998, to approximately 4,200 employees at June 30, 1999.

On January 1, 1998, the Company acquired substantially all of the operating assets of a shipyard and fabrication facility in Marystown, Newfoundland (the "Marystown Facility"). The Marystown Facility expanded the Company's capacity for new construction as well as retrofit and repair of offshore drilling rigs and production units. Also, in February 1998, the Company acquired a company located near Nantes, France, that designs and manufactures mooring, anchoring, rack-and-pinion jacking systems and cargo handling equipment. This additional capacity has helped the Company meet the increase in demand by providing equipment and components for new and modified offshore drilling rigs.

The Company's operations are subject to variations from quarter to quarter and year to year resulting from fluctuations in demand for the Company's services and, due to the large amounts of revenue that are typically derived from a small quantity of projects, the timing of the receipt of awards for new projects. Accordingly, revenues may decline in the remaining quarters of 1999 depending on the Company's ability to replace completed projects. In addition, the Company schedules projects based on the timing of available capacity to perform the services requested and, to the extent that there are delays in the arrival of a drilling rig, production unit or owner furnished equipment in the shipyard, the Company generally is not able to utilize the excess capacity created by such delays. Although the Company may be able to offset the effect of such delays through adjustments to the size of its skilled labor force on a temporary basis, such delays may adversely affect the Company's results of operations in any period in which such delays occur.

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

Results of Operations

Comparison of the Three Month Periods Ended June 30, 1999 and July 5, 1998

During the three months ended June 30,1999, the Company generated revenue of $133.5 million, an increase of 50.7%, compared to the $88.6 million generated for three months ended July 5, 1998. The following table sets forth revenues attributable to new rig construction, conversion/retrofit of rigs, shipbuilding and ship and rig repair, equipment manufacturing and other activities for the quarters ended June 30, 1999 and July 5, 1998.

                                                  (In thousands of dollars)
                                                      Three Months Ended
                                                  --------------------------
                                                   June 30,         July 5,
                                                     1999            1998
                                                  ----------      ----------
  New rig construction                            $  75,793        $ 17,351

  Conversion/retrofit of rigs                        44,884          40,431

  Shipbuilding and ship and rig repair                5,253          17,519

  Equipment manufacturing                             7,427          13,063

  Other                                                 392           1,944

  Intersegment eliminations                            (260)         (1,711)
                                                  ----------      ----------

    Total revenues                                $ 133,489        $ 88,597
                                                  ==========      ==========

Revenues from new rig construction for the three months ended June 30, 1999, relate to contracts for completion and outfitting of three new semisubmersible drillings rigs. This compares to only one such project that was in progress during the three months ended July 5, 1998. Revenues from conversion/retrofit of rigs increased slightly in the second quarter of 1999 compared to 1998 primarily as the result of the Company's having a larger workforce in place to perform such services. During the three months ended June 30, 1999, the Company earned revenue on four conversion/retrofit projects. Shipbuilding and ship and rig repair revenue relates primarily to shipbuilding and repair projects in the Company's Marystown Facility and miscellaneous rig repair work in Pascagoula. When the Company acquired the Marystown Facility three shipbuilding projects were in progress. Two of the ships were completed and delivered in 1998; the final ship is expected to be completed and delivered in the third quarter of 1999. Equipment manufacturing revenues decreased because of the general decline in demand for such equipment as compared to the same quarter of 1998.

Cost of revenue was $113.4 million for the three months ended June 30, 1999, compared to $67.7 million for the three months ended July 5, 1998, resulting in an decrease in gross profit from $20.9 million for the three months ended July 5, 1998, to $20.1 million in the three months ended June 30, 1999. The gross margin percentage earned by the Company for the quarter ended June 30, 1999, was approximately 15.1% compared to 23.6% for the same period of 1998. This decline is primarily the result of the significantly higher portion of the Company's revenues for the quarter ended June 30, 1999, attributable to the new construction of offshore drilling rigs compared to the quarter ended July 5, 1998. Gross margins on the new construction of offshore drilling rigs are typically lower than margins earned on retrofit/conversion projects. Such lower gross margin percentages result from a higher dollar volume of lower margin material and subcontract costs included in costs of revenues, and from a greater portion of the total project being performed on a fixed price basis. Gross margins were also impacted to a lesser degree by the Company's need to use more costly subcontract workers rather than its own employees for certain projects in order to meet contract delivery requirements. During the quarter ended July 5, 1998, approximately 45.8% of the Company's revenues were attributable to retrofit and conversion of existing offshore drilling rigs. Gross margins on retrofit and conversion projects typically are higher than margins earned on new build projects because a higher percentage of the costs incurred is labor related and a smaller percentage of the total project is performed on a fixed price basis. Gross margins on repair and retrofit projects also vary based on, among other things, the size of the project undertaken. Management expected that gross margins, as a percentage of revenues, would trend slightly lower as a more significant portion of the Company's total revenues is derived from the new construction of offshore drilling rigs. Of the Company's $343.9 million backlog at June 30, 1999, approximately $252.3 million is attributable to fixed price contracts for completion or construction of new rigs.

Selling, general and administrative expenses (SG&A expenses) were $7.8 million in the three months ended June 30, 1999, compared to $8.2 million for the three months ended July 5, 1998. As a percentage of revenues, SG&A expenses declined to 5.9% for the three months ended June 30, 1999, compared to 9.3% for the three months ended July 5, 1998. This decline in SG&A expenses is due to the management's efforts to reduce costs in light of the general economic conditions being encountered in energy related industries. Such efforts have included certain staff reductions, reduced bonuses, reduced professional fees and a general decline in other administrative costs.

Operating income was $12.3 million in the three months ended June 30, 1999, compared to $12.7 million for the three months ended July 5, 1998. This slight decline is the result of the decline in gross profit margin explained above.

Interest expense for the three months ended June 30, 1999, increased to $1.1 million from $0.6 million for the three months ended July 5, 1998, as a result of increased borrowings attributable primarily to the construction costs and related equipment for the new shipyard in Pascagoula, Mississippi. Interest income declined due to lower excess cash balances.

The provision for income taxes for the three months ended June 30, 1999, reflects a combined Federal and State income tax rate of approximately 29.0%. The provision for income taxes for the three months ended July 5, 1998 reflects a combined Federal and State tax rate of 39.5%. Foreign taxes included in the provision for income taxes for the three months ended June 30, 1999, were approximately $0.1 million. Foreign taxes for the three months ended July 5, 1998, were not material. The reduction in the effective income tax rate is attributable to state income tax credits related to increased employment levels and equipment financing and U.S. Federal rate reductions related to revenues generated by the Company's foreign sales corporation subsidiary.

Comparison of the Six Month Periods Ended June 30, 1999 and July 5, 1998

During the six months ended June 30,1999, the Company generated revenue of $278.7 million, an increase of 77.2%, compared to the $157.3 million generated for six months ended July 5, 1998. The following table sets forth revenues attributable to new rig construction, conversion/retrofit of rigs, shipbuilding and ship and rig repair, equipment manufacturing and other activities for the six months ended June 30, 1999 and July 5, 1998.

                                                  (In thousands of dollars)
                                                      Six Months Ended
                                                 --------------------------
                                                    June 30,        July 5,
                                                     1999            1998
                                                 -----------     ----------
 New rig construction                             $ 163,517        $ 21,774

 Conversion/retrofit of rigs                         82,171          84,912

 Shipbuilding and ship and rig repair                10,635          27,882

 Equipment manufacturing                             21,432          22,278

 Other                                                1,911           2,728

 Intersegment eliminations                           (1,021)         (2,226)
                                                 -----------      ----------

   Total revenues                                 $ 278,645        $157,348
                                                 ===========      ==========


Revenues from new rig construction for the six months ended June 30, 1999, relate to contracts for completion and outfitting of three new semisubmersible drillings rigs. During the six months ended June 30, 1999, the Company earned revenue on four conversion/retrofit projects. One of the rigs was delivered in June 1999 and another is expected to be delivered in the third quarter of 1999. Shipbuilding and ship and rig repair revenue relates primarily to shipbuilding and repair projects in the Company's Marystown Facility and miscellaneous rig repair work in Pascagoula. When the Company acquired the Marystown Facility six shipbuilding projects were in progress. Two of the ships were completed and delivered in 1998; the final ship is expected to be completed and delivered in the third quarter of 1999.

Cost of revenue was $232.6 million for the six months ended June 30, 1999, compared to $117.8 million for the six months ended July 5, 1998, resulting in an increase in gross profit from $39.5 million for the six months ended July 5, 1998, to $46.0 million in the six months ended June 30, 1999. The gross margin percentage earned by the Company for the six months ended June 30, 1999, was approximately 16.5% compared to 25.1% for the same period of 1998. This decline is primarily the result of the significantly higher portion of the Company's revenues for the six months ended June 30, 1999, attributable to the new construction of offshore drilling rigs compared to the six months ended July 5, 1998. Gross margins were also impacted to a lesser degree by the Company's need to use more costly subcontract workers rather than its own employees for certain projects in order to meet contract delivery requirements. During the six months ended July 5, 1998, approximately 54% of the Company's revenues were attributable to retrofit and conversion of existing offshore drilling rigs. Management expected that gross margins, as a percentage of revenues, would trend slightly lower as a more significant portion of the Company's total revenues is derived from the new construction of offshore drilling rigs. Of the Company's $343.9 million backlog at June 30, 1999, approximately $252.3 million is attributable to fixed price contracts for completion or construction of new rigs.

Selling, general and administrative expenses (SG&A expenses) were $17.8 million in the six months ended June 30, 1999, compared to $15.8 million for the six months ended July 5, 1998. The increase in SG&A expenses reflects an overall increase in sales and administrative workforce and facilities due to overall growth of the Company's business and the additional administrative costs associated with international activities. As explained above, the trend of ncreasing SG&A costs related to the Company's rapid growth changed during the three months ended June 30, 1999. As a percentage of revenues, SG&A expenses declined to 6.4% for the six months ended June 30, 1999, compared to 10.1% for the six months ended July 5, 1998.

Operating income increased by $4.6 million from the six months ended July 5, 1998, to $28.3 million for the six months ended June 30, 1999, primarily as a result of increased revenue and gross profit discussed in the preceding paragraphs.

Interest expense for the six months ended June 30, 1999, increased to $2.2 million from $0.7 million for the six months ended July 5, 1998, as a result of increased borrowings attributable primarily to the construction costs and related equipment for the new shipyard in Pascagoula, Mississippi. Interest income declined due to lower excess cash balances.

The provision for income taxes for the six months ended June 30, 1999, reflects a combined Federal and State income tax rate of approximately 32.0%. The provision for income taxes for the six months ended July 5, 1998 reflects a combined Federal and State tax rate of 39.6%. Foreign taxes included in the provision for income taxes for the six months ended June 30, 1999, were approximately $0.9 million. Foreign taxes for the six months ended July 5, 1998, were not material. The reduction in the effective income tax rate is attributable to state income tax credits related to increased employment levels and equipment financing and U.S. rate reductions related to revenues generated by the Company's foreign sales corporation subsidiary.

CONTRACTUAL MATTERS

The construction of offshore drilling rigs involves complex design and engineering, and equipment and supply delivery coordination throughout construction periods that may exceed two years. It is not unusual in such circumstances to encounter design, engineering and equipment delivery schedule changes and other factors that impact the builder's ability to complete construction of the rig in accordance with the original contractual delivery schedule. Such work scope changes, delivery date changes and other factors may give rise to claims by the Company against its customers for recovery of additional costs incurred. The Company recognizes such claims as revenue if, 1) the contract or other evidence provides a legal basis for the claim and there is a reasonable basis for the claim; 2) the additional costs are caused by circumstances unforeseen at the contract date and aren't contractor performance related; 3) the additional costs are identifiable or otherwise determinable and are reasonable in light of the work performed; 4) the evidence supporting the claim is objective and verifiable; and 5) in management's opinion, it is probable that the claim will be collected. During the three months ended June 30, 1999 the Company recognized revenue of $5.0 million related to claims. Management anticipates the amount ultimately realized upon final resolution of such claims will not be materially less than the amount recognized. No similar claims were recognized in periods prior to the three months ended June 30, 1999.

In August 1999, the Company and a customer reached an agreement for new delivery dates on two offshore drilling rigs under construction by the Company. The new delivery dates extend beyond those called for under the original contracts. The Company believes that the extended delivery dates are the result of customer engineering and design deficiencies and untimely delivery of certain customer furnished information and equipment. Further, the Company believes that it will incur significant additional costs as a result of the customer caused delays and plans to assert that it is entitled to additional compensation for delay and disruption and for additional work related to changes to the original designs and specifications. The customer has indicated that it does not agree with the cause of the extended delivery and that it may assert a claim for liquidated damages. A claim for liquidated damages could exceed $12 million.

As part of the August 1999 agreement, the customer agreed to make all milestone payments currently due, limit the potential liquidated damages in the event the revised delivery dates are not met and provide certain incentives to the Company for delivery before the revised delivery dates. In addition, management of the Company and the customer agreed to endeavor to reach a comprehensive settlement agreement that clarifies the obligations of each party under the contracts. If such a settlement agreement cannot be reached, the Company and the customer have agreed to submit the disputed matters to fast track arbitration. Neither the amount of potential claims for additional compensation due to the Company nor the maximum amount of liquidated damages potentially payable to the customer under the contracts have been determined. However, management of the Company believes that this matter will be resolved in a manner that will not have a material adverse effect on the Company's financial statements. However, if it is ultimately determined that the Company is not entitled to additional compensation or that the customer is entitled to significant liquidated damages, or if the contracts were to be cancelled, the impact on the Company's Statement of Income for the period in which such a determination is made could be material.

Halter Merger

On June 1, 1999, the Company entered into an agreement with Halter Marine Group Inc. ("Halter") whereby the Company and Halter would be merged in a business combination to be accounted for as a purchase (the "Halter Merger"). Under the terms of the agreement, stockholders of Halter will receive 0.46 shares of the Company's common stock in exchange for each share of Halter. Upon completion of the Halter Merger, which is expected to occur by October 1999, former Halter stockholders will own approximately 36.0% of the outstanding common stock of the merged companies. The completion of the merger is subject to shareholder and regulatory approvals.

Liquidity and Capital Resources

Historically, the Company has financed its business activities through funds generated from operations, a credit facility secured by accounts receivable, and long-term borrowings secured by assets purchased with proceeds from such borrowings.

During the six month period ended June 30, 1999, working capital increased by approximately $15.4 million. This increase is the result of earnings during the six-month period ended June 30, 1999 and the relatively low level of capital expenditures for this period compared to calendar year 1998. Cash used in operations was $35.6 million for the six months ended June 30, 1999, compared to cash provided by operations of $12.0 million for the six months ended July 5, 1998. This change is primarily the result of the changes in costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings. As of June 30, 1999 costs and estimated earnings in excess of billings increased $15.7 million from December 31, 1998, while billings in excess of costs and estimated earnings decreased $21.9 million during that period. As noted above, over $161 million of revenues for the period ended June 30, 1999 were from new rig construction projects compared to only $23 million in the same period in 1998. Under two of the new construction projects, the Company invoices the customer upon the achievement of specific construction milestone. As a result, balances in cash, accounts receivable, costs and estimated earnings in excess of billings and billing in excess of costs and estimated earnings on uncompleted contracts are subject to significant variations based on the timing of when such contract milestones are met. During the early stages of the projects, an initial deposit is received and construction milestones occur frequently resulting in billings in excess of costs and estimated earnings. During the later phases of the projects, milestones are less frequent and a final payment is not due until delivery of the rig, resulting in increases in costs and estimated earnings in excess of billings. With respect to the
Company's contracts for rig conversion/retrofit projects, billings are typically made monthly based on construction progress agreed upon by the customer.

During the three-month and six-month periods ended June 30, 1999, the Company incurred approximately $1.8 million and $5.5 million, respectively, in capital expenditures primarily related to completion on an administration building, shipyard equipment and computer needs related to continued growth of the Company's business.

FGO has a credit facility (the "Credit Facility") with a bank that provides for accounts receivable and contract related inventory based borrowings of up to $25 million at prime plus 1/2% (7.71% at June 30, 1999). A balance of $17.8 million was outstanding at June 30, 1999, and an additional $7.2 million was available. The Credit Facility contains a number of restrictions, including a provision that would prohibit the payment of dividends by FGO to the Company in the event that FGO defaults under the terms of the facility. The Credit Facility requires that the Company maintain certain minimum net worth and working capital levels and ratios and debt to equity ratios. In August 1999, the Company entered into a supplemental bank credit facility (the "Supplemental Facility") to provide up to an additional $20 million in borrowings. Borrowings under the Credit Facility and the Supplemental Facility are secured by the pledge of substantially all of the Company's domestic assets not otherwise encumbered. Borrowings under the Credit Facility and the Supplemental Facility mature at the earlier of November 26, 1999 or the closing of the Halter Merger.

In connection with the Halter Merger, the Company is expected to put in place a new bank credit facility that would provide, among other things, up to $200 million of working capital, capital expenditure and other financing needs to the new combined company. It is anticipated that such facility will be finalized simultaneously with the closing of the Halter Merger.

In the event that the Halter Merger were to not occur, management of the Company believes that it could successfully extend its current bank credit facilities and/or negotiate a revised bank credit facility that would meet the Company's bank financing requirements.

During 1998, the Company's Board of Directors authorized a stock repurchase plan. Through December 31, 1998, 1,188,900 shares of the Company's Common Stock had been repurchased for an aggregate consideration of $15.8 million. No repurchases have been made during 1999, and all shares of treasury stock were retired during February 1999. Management of the Company has no plans for the purchase of additional treasury shares.

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

At June 30, 1999, the Company had invested approximately $12.8 million in an unconsolidated subsidiary ("Ilion LLC") in which the Company currently owns a 50% equity interest. The Company's ownership interest in Ilion LLC is expected to be reduced to 30%. Ilion LLC owns a hull for a semi-submersible drilling rig that requires substantial completion and outfitting. The Company and the other member of Ilion LLC (who is also a significant customer of the Company) are considering various options for formal arrangements related to the hull, including financing of the completion, securing a contract for utilization or sale of the rig, or other options. The Company's investment in Ilion LLC was financed through cash flow from operations. Other than the initial purchase of the drilling rig hull Ilion LLC has had no significant activity as of March 31, 1998. The Company's investment in Ilion LLC is accounted for using the equity method.

As noted above, the Company has experienced rapid growth during the past two and one half years. During this period, construction was begun and substantially completed on a new shipyard; the MARAD financing arrangement was consummated; an initial public offering of common stock was completed and the Company's backlog increased significantly. The Company has also invested in an equity ownership in an unconsolidated subsidiary that owns a semi-submersible drilling rig, and, unlike prior operations, the Company has incurred costs related to construction or fabrication of rig components for which no specific customer has committed. In addition, in early 1998, the Company completed the acquisition of foreign entities in Canada and France. These changes in and significant expansion of the Company's operation, expose the Company to additional business and operating risks and uncertainties.

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

In connection with the rapid expansion of the Company's business activities, the Company, with the assistance of third-party consultants, has conducted an overall assessment of its computer and information systems needs. As a result of such assessment, the Company has begun implementation of an expanded and upgraded information system. The new system, which will be Y2K compliant, includes upgraded software and hardware and will involve the outsourcing of certain data processing functions. Implementation of the new system is scheduled to be substantially complete for the Company's domestic operations during the fourth quarter of 1999. As part of the implementation process, the new system will be tested for Y2K compliance. Implementation of the system's applications at the Company's international locations will follow the domestic implementation, but will not be complete prior to the year 2000.

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

The Company's Non-IT Systems primarily consist of equipment with embedded technology and computer assisted design software. The Company is in the process of completing its assessment of all date-sensitive components. Upon completion of its assessment, the Company will replace or modify any non-compliant Non-IT Systems as necessary.

COMPANY'S STATE OF READINESS. As noted above, the Company expects that implementation of its new information systems at its domestic locations will be complete before the end of the fourth quarter of 1999. Nevertheless, the Company has tested its existing domestic information systems for Y2K compliance and believes, based on the testing and certifications from vendors, that such systems are Y2K compliant. The review of Y2K compliance at international locations and for domestic non-financial applications is underway. As previously noted, the review involves soliciting responses from third parties concerning Y2K compliance of the products. To date, the responses from such third parties are inconclusive. As a result, management cannot predict the potential consequences if these or other third parties are not Y2K compliant. Management expects that the review, testing, and any required remediation will be completed by the end of 1999.

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

The goal of the Y2K project is to ensure that all of the Company's critical systems and processes remain functional. However, because certain systems and processes may be interrelated with systems outside of the control of the Company, there can be no assurance that all implementations will be successful. Accordingly, as part of the Y2K project, contingency and business plans are being developed to respond to any failures as they may occur. Such contingency and business plans are scheduled to be completed by the end of the third quarter of 1999. Management does not expect the costs to the Company of the Y2K project to have a material adverse effect on the Company's financial position, results of operations or cash flows. Based on information available at this time, however, the Company cannot conclude that any failure of the Company or third-parties to achieve Y2K compliance will not adversely affect the Company.

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is required to be adopted in fiscal years beginning after June 15, 2000. Given the Company's historically minimal use of these types of instruments, the Company does not expect a material impact on its statements from adoption of SFAS No. 133.

Forward Looking Statements

This Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q, are forward-looking statements. Such "forward looking statements" include, without limitation, statements relating to (i) estimates of backlog, (ii) estimates of capital expenditures, (iii) expectations of collection on claims by the Company against customers for recovery of additional costs incurred based on design modifications, changes in work scope or schedule or other factors, (iv) expectations regarding settlement of contract disputes, (v) expectations regarding the Company's state of readiness for Y2K, (vi) expectations regarding costs of the Company's Y2K compliance program, (vii)expectations regarding the impact of failure of the Company or third parties to achieve Y2K compliance,
(viii) expectations relating to the proposed merger with Halter Marine Group, Inc. and (ix) expectations relating to obtaining a new credit facility prior to or at the closing of the merger. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including (i) risks of reduced levels of demand for the Company's products and services resulting from reduced levels of capital expenditures of oil and gas companies relating to offshore drilling and exploration activity and reduced levels of capital expenditures of offshore drilling contractors, which levels of capital expenditures may be affected by prevailing oil and natural gas prices, expectations about future oil and natural gas prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions, the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development and production activities, and other factors, (ii) risks related to expansion of operations, either at its shipyards or one or more other locations, (iii) operating risks relating to conversion, retrofit and repair of drilling rigs, new construction of drilling rigs and production units and the design of new drilling rigs, (iv) contract bidding risks and risks of customer disputes related to contractual arrangements, (v) risks related to dependence on significant customers, (vi) risk related to the failure to realize the level of backlog estimated by the Company due to determinations by one or more customers to change or terminate all or portions of projects included in such estimation of backlog, (vii) risks related to regulatory and environmental matters and (viii) risks related to the outcome of disputes, claims and litigation. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct.

The Company's market risk disclosures set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 have not changed significantly through the period ended June 30, 1999.

Part II.  Other Information

Item 1.  Legal Proceedings

On September 18, 1998, Liberty Mutual and Employers Insurance of Wausau (the "Insurers") filed suit against a subsidiary of the Company, FGO (formerly HAM Marine, Inc.), two contract labor providers, Petra Contractors, Inc., KT Contractors, Inc., and 50 unnamed individuals in an action styled Liberty Mutual Insurance Company and Employers Insurance of Wausau v. HAM Marine, Inc., et al. (in the United States District Court for the Southern District of Mississippi, Jackson Division, Case No. 3:98cv6111LOS). Insurers allege that the contract labor providers were alter egos of FGO established to obtain workers' compensation insurance at lower rates than FGO could have obtained in its own name. The Insurers seek actual damages of $2,269,836 and punitive damages of $4,539,672. On July 30, 1999, the Insurers filed a motion to amend their complaint to add certain former officers and directors of FGO and other third party individuals and entities which the Insurers allege were involved in the action which is the subject of complaint. The motion has not yet been heard by the court. FGO believes that the original rates charged by the Insurers were appropriate and is vigorously defending this action.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       11.1  Computation of Earnings per Share

       27    Financial Data Schedule

(b) Report of Form 8-K.

    None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jackson, State of Mississippi, on the 13 day of August 1999.


                FRIEDE GOLDMAN INTERNATIONAL INC.

                By: /s/ JOBIE T. MELTON, JR.
                  ---------------------------------------------
                  Jobie T. Melton, Jr., Chief Financial Officer

                EXHIBIT INDEX

                PAGE
               -------
Exhibit 11.1
Exhibit 27
