Form 10-Q
period 1999-09-30
FRIEDE GOLDMAN HALTER INC
filed 1999-11-15
CIK 1039780

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------
                                   FORM 10-Q
                               ----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended 9/30/99

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

            For the transition period from          to

                        Commission file number: 0-22595

                               ----------------

                          Friede Goldman Halter, Inc.
            (Exact name of Registrant as specified in its charter)

              Mississippi                              64-0900067
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)

                               13085 Seaway Road
                          Gulfport, Mississippi 39503
              (Address of principal executive offices) (Zip code)

                                (601) 896-0029
              (Registrant's telephone number including area code)

                       Friede Goldman International Inc.
                                 (Former name)

                            525 East Capitol Street
                          Jackson, Mississippi 39201
                               (Former address)

                               ----------------

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding
                     Title                           (as of November 12, 1999)
                     -----                           -------------------------
         Common Stock, $.01 par value                       39,882,744

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FRIEDE GOLDMAN HALTER, INC.

                               TABLE OF CONTENTS

                                                                               Page
                                                                                No.
                                                                               ----
Part I. Financial Information
    Item 1. Financial Statements..............................................   1
            Consolidated Balance Sheets as of December 31, 1998 and
             September 30, 1999...............................................   1
            Consolidated Statements of Operations for the three-month and
             nine-month periods ended October 4, 1998 and September 30, 1999..   2
            Consolidated Statements of Cash Flows for the nine-month periods
             ended October 4, 1998 and September 30, 1999.....................   3
            Notes to Consolidated Financial Statements........................   5
    Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................  13

Part II.Other Information
    Item 1. Legal Proceedings.................................................  25
    Item 4. Submission of Matters to a Vote of Security Holders...............  26
    Item 5. Other Information.................................................  26
    Item 6. Exhibits..........................................................  26
Signatures....................................................................  27

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES
                  (formerly Friede Goldman International Inc.)

                          CONSOLIDATED BALANCE SHEETS

                                                      Dec. 31,     Sept. 30,
                                                        1998          1999
                                                    ------------  ------------
                      ASSETS
                      ------
Current assets:
  Cash and cash equivalents........................ $ 42,796,320  $  9,865,315
  Accounts receivable..............................   52,956,309    29,241,294
  Inventory and stockpiled materials...............   34,191,727    45,354,203
  Costs and estimated earnings in excess of
   billings on uncompleted contracts...............   14,397,714    14,700,094
  Prepaid expenses and other.......................    2,535,947     9,303,403
  Current deferred tax asset.......................    2,246,084     2,680,757
                                                    ------------  ------------
    Total current assets...........................  149,124,101   111,145,066
Investment in unconsolidated subsidiary............   12,825,000    12,897,000
Property, plant and equipment, net of accumulated
 depreciation......................................  138,108,264   139,782,820
Construction in progress...........................      969,978            --
Goodwill and other assets net of accumulated
 amortization......................................   13,532,760    12,235,923
                                                    ------------  ------------
    Total assets................................... $314,560,103  $276,060,809
                                                    ============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Current liabilities:
  Short-term debt, including current portion of
   long- term debt ................................ $ 16,129,380  $ 25,421,541
  Accounts payable.................................   62,968,178    26,905,993
  Accrued expenses.................................   16,640,068     7,807,484
  Billings in excess of costs and estimated
   earnings on uncompleted contracts...............   47,527,884    36,050,198
                                                    ------------  ------------
    Total current liabilities......................  143,265,510    96,185,216
Deferred income tax liabilities....................    6,794,177     7,496,481
Long-term debt, less current maturities............   45,862,732    44,172,177
                                                    ------------  ------------
    Total liabilities..............................  195,922,419   147,853,874
                                                    ------------  ------------
Deferred government subsidy, net of accumulated
 amortization......................................   33,347,604    33,228,435

Commitments and contingencies......................

Stockholders' equity:
Common stock; par value $0.01; 125,000,000 shares
 authorized; 24,535,168 and 23,432,452 shares
 issued and outstanding at December 31, 1998, and
 September 30, 1999, respectively..................      245,351       234,325
  Additional paid-in capital.......................   50,928,526    36,158,972
  Retained Earnings................................   49,345,947    58,853,498
  Less: Treasury stock at cost, 1,188,900 shares at
      December 31, 1998............................  (15,827,557)           --
  Accumulated other comprehensive income...........      597,813      (268,295)
                                                    ------------  ------------
    Total stockholders' equity.....................   85,290,080    94,978,500
                                                    ------------  ------------
      Total liabilities and stockholders' equity... $314,560,103  $276,060,809
                                                    ============  ============

   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES
                  (formerly Friede Goldman International Inc.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Three months ended          Nine months ended
                         -------------------------  --------------------------
                           Oct. 4,     Sept. 30,      Oct. 4,      Sept. 30,
                            1998          1999          1998          1999
                         -----------  ------------  ------------  ------------
Revenue................. $92,669,670  $ 51,699,220  $250,017,809  $330,344,590
Cost of revenue.........  70,751,600    56,132,464   188,572,909   288,762,011
                         -----------  ------------  ------------  ------------
  Gross profit..........  21,918,070    (4,433,244)   61,444,900    41,582,579
                         -----------  ------------  ------------  ------------
Selling, general, and
 administrative
 expenses...............   7,682,270     7,099,812    23,506,234    24,853,740
                         -----------  ------------  ------------  ------------
    Operating
     income/(loss)......  14,235,800   (11,533,056)   37,938,666    16,728,839
                         -----------  ------------  ------------  ------------
Other income/(expense):
  Interest expense......    (576,312)   (1,439,258)   (1,315,100)   (3,585,763)
  Interest income.......     377,689        35,326     1,752,364       476,464
  Gain/(loss) on sale or
   distribution of
   assets...............     (49,459)      (33,523)     (261,228)        6,462
  Other.................      80,319        17,988      (250,919)      (67,648)
                         -----------  ------------  ------------  ------------
    Total other
     income/(expense)...    (167,763)   (1,419,467)      (74,883)   (3,170,485)
                         -----------  ------------  ------------  ------------
      Income before
       income taxes.....  14,068,037   (12,952,523)   37,863,783    13,558,354
Income tax
 provision/(benefit)....   5,090,825    (4,424,612)   14,501,661     4,050,803
                         -----------  ------------  ------------  ------------
  Net income/(loss)..... $ 8,977,212  $ (8,527,911) $ 23,362,122  $  9,507,551
                         ===========  ============  ============  ============
Earnings per share
  Basic................. $      0.37  $      (0.36) $       0.96  $       0.41
                         ===========  ============  ============  ============
  Diluted............... $      0.37  $      (0.36) $       0.95  $       0.40
                         ===========  ============  ============  ============
Weighted average shares
  Basic.................  24,077,815    23,428,319    24,342,842    23,353,221
  Diluted...............  24,394,596    23,428,319    24,719,383    23,586,464


   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES
                  (formerly Friede Goldman International Inc.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Nine months ended
                                                     -------------------------
                                                       Oct. 4,     Sept. 30,
                                                        1998          1999
                                                     -----------  ------------
Cash flows from operating activities:
 Net income......................................... $23,362,122  $  9,507,551
 Adjustments to reconcile net income to net
  Cash provided by (used in) operation activities:
  Depreciation and amortization.....................   3,362,229     6,058,899
  Compensation expense related to stock issued to
   employees........................................     283,347       145,836
  (Gain) loss on sale of assets.....................     261,228        (6,462)
  Deferred income tax provision.....................     928,740       483,084
  Net increase/(decrease) in billings in excess of
   costs and estimated earnings on uncompleted
   contracts........................................  11,443,709   (10,491,250)
  Net (increase)/decrease related to costs and
   estimated earnings in excess of billings on
   uncompleted contracts............................          --      (730,640)
 Net effect of changes in assets and liabilities:
  Accounts receivable............................... (29,074,270)   23,218,418
  Inventory and stockpiled materials................  (4,680,584)  (11,946,865)
  Prepaid expenses and other assets.................  (5,401,219)   (6,812,849)
  Accounts payable and accrued expenses.............  18,538,648   (43,150,990)
                                                     -----------  ------------
    Net cash provided by (used in) operating
     activities.....................................  19,023,950   (33,725,268)
                                                     -----------  ------------
Cash flows from investing activities:
 Capital expenditures for plant and equipment....... (55,464,039)   (6,751,067)
 Proceeds from sale of property and equipment.......          --        93,197
 Acquisition of French subsidiary................... (25,285,072)           --
 Cash acquired upon acquisition of French holding
  company...........................................  20,553,300            --
 Investment in unconsolidated subsidiary............ (11,917,043)           --
 Payments received on sales-type lease..............     112,406            --
                                                     -----------  ------------
    Net cash used in investing activities........... (72,000,448)   (6,657,870)
                                                     -----------  ------------
Cash flows from financing activities:
 Proceeds from sale of common stock.................     338,866            --
 Proceeds from exercise of stock options............     422,521       901,190
 Net borrowings under lines of credit...............   1,063,904     3,902,562
 Proceeds from borrowing under debt facilities......  20,093,134    11,968,061
 Release of restricted escrowed funds...............  24,653,901            --
 Purchase of Friede Goldman International Treasury
  Stock............................................. (14,401,579)           --
 Repayments on borrowing under debt facilities......  (9,555,827)   (8,240,667)
                                                     -----------  ------------
    Net cash provided by financing activities.......  22,614,920     8,531,146
                                                     -----------  ------------
 Effect of currency translation adjustments.........   1,344,938    (1,079,013)
                                                     -----------  ------------
    Net decrease in cash and cash equivalents....... (29,016,640)  (32,931,005)
                                                     -----------  ------------
 Cash and cash equivalents at beginning of year.....  57,038,036    42,796,320
                                                     -----------  ------------
 Cash and cash equivalents at end of period......... $28,021,396  $  9,865,315
                                                     ===========  ============
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest........... $   776,202  $  4,055,465
                                                     ===========  ============
 Cash paid during the period for income taxes....... $        --  $ 12,946,424
                                                     ===========  ============
 Issuance of common stock as compensation........... $   760,991  $         --
                                                     ===========  ============

   The accompanying notes are an integral part of these financial statements.

                          FRIEDE GOLDMAN HALTER, INC.
                 (formerly Friede Goldman International Inc.)

                     NOTES TO INTERIM FINANCIAL STATEMENTS

1. GENERAL

  The consolidated financial statements of FRIEDE GOLDMAN HALTER, INC. (formerly known as Friede Goldman International Inc.) AND SUBSIDIARIES (the "Company") should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

2. HALTER MERGER

  On June 1, 1999, the Company entered into an agreement with Halter Marine Group Inc. ("Halter") whereby the Company and Halter would be merged in a business combination to be accounted for as a purchase (the "Halter Merger"). This agreement was amended on September 14, 1999 and under the terms of the new agreement, stockholders of Halter received 0.57 shares of the Company's common stock in exchange for each share of Halter. The merger was completed on November 3, 1999, and, as a result, former Halter stockholders own approximately 41.2% of the outstanding common stock of the merged companies. Effective with the merger, the Company's name was changed to Friede Goldman Halter, Inc. The merger will be accounted for as a purchase business combination. Accordingly, the Company will reflect the assets and liabilities of Halter at fair value as of November 3, 1999 and will report the operating activities of Halter for periods subsequent to November 3, 1999.

3. QUARTERLY FINANCIAL INFORMATION

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

  During the fourth quarter of 1998, the Company finalized the accounting for the acquisition of the assets of Newfoundland Ocean Enterprises Ltd. and completed the determination of the fair value of the construction contracts that were in progress at the date of acquisition. The determination resulted in the Company's recognizing revenue, net income and basic income per share of approximately $2.2 million, $1.5 million and $0.06 per share, respectively, in the quarter ended December 31, 1998, that is more properly attributable to the nine months ended October 4, 1998. Of these amounts, $0.8 million, $0.5 million, and $0.02 per share, respectively, were applicable to the third quarter of 1998.

4. CHANGE IN INTERIM REPORTING PERIODS

  Effective January 1, 1999, the Company adopted a policy whereby calendar quarters (March 31, June 30, and September 30) will be used for interim reporting purposes. This change was made to provide more direct comparability with other publicly traded entities.

                          FRIEDE GOLDMAN HALTER, INC.
                 (formerly Friede Goldman International Inc.)

              NOTES TO INTERIM FINANCIAL STATEMENTS--(Continued)


5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Earnings Per Share

  Basic EPS is calculated based on the weighted average number of shares of common stock outstanding for the periods presented. Diluted EPS is based on the weighted average number of shares of common stock outstanding for the periods, including dilutive potential common shares which reflect the dilutive effect of the Company's stock options. Because the Company incurred a loss during the three months ended September 30, 1999, basic and dilutive shares were the same. Dilutive common equivalent shares for the nine month period ended September 30, 1999 were 233,243. Dilutive common equivalent shares for the three month and nine month periods ended October 4, 1998 were 316,781 and 376,541, respectively. Options to purchase 256,591 and 359,819 shares of common stock were outstanding as of October 4, 1998 and September 30, 1999, respectively, which were not included in the computation of diluted EPS because the options are antidilutive.

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

6. ACQUISITIONS

 Acquisition of Friede Goldman Newfoundland

  On January 1, 1998, the Company purchased, through its wholly owned subsidiary, Friede Goldman Newfoundland, Inc. ("FGN"), the assets of Newfoundland Ocean Enterprises Ltd. of Marystown, Newfoundland ("Marystown"), a steel fabrication and marine construction concern with operations similar to those of the Company. The acquisition was effected pursuant to a Share Purchase Agreement, dated January 1, 1998 (the "Share Purchase Agreement"). Under the terms of the Share Purchase Agreement, the Company paid a purchase price of C$1 (one dollar). However, the Share Purchase Agreement also provides that, among other things, the Company must (i) maintain a minimum of 1.2 million man-hours (management, labor, salaried and hourly) for each of the 1998, 1999 and 2000 calendar years, (ii) undertake certain capital improvements at the acquired shipyards and (iii) pay to the sellers fifty percent (50%) of net after tax profit of Marystown for the twelve-month period ending March 31, 1998. The Share Purchase Agreement provides that the Company will pay to the Seller liquidated damages of C$10 million (approximately $7 million) in 1998 and C$5 million (approximately $3 million) in 1999 and 2000 in any of such years in which the minimum number of man-hours described above is not attained. The minimum man hour requirement for 1998 was met. Management believes it is probable that the man-hour requirements will not be met for 1999. If a liquidated damages payment is required, it will be accounted for as an adjustment to the purchase price of the Marystown Facility. Pursuant to the provisions of the Share Purchase Agreement, the Company has expended $5.5 million for capital improvements of the shipyard facilities. The sellers' share of net income for the twelve months ended March 31, 1998, was not material. The net assets

                          FRIEDE GOLDMAN HALTER, INC.
                 (formerly Friede Goldman International Inc.)

              NOTES TO INTERIM FINANCIAL STATEMENTS--(Continued)

acquired have been recorded at their fair market values and, at the acquisition date, included $47.7 million in fixed assets, $1.8 million in net working capital, a deferred credit recorded to reflect the fair value of the construction contracts that were in progress at the date of the acquisition in the amount of $10.7 million, along with $1.6 million in deferred taxes related to these items at the acquisition date. The difference between the fair value of the acquired net assets and the C$1 consideration was recorded as a deferred government subsidy and is being amortized over the lives of the assets acquired, which is approximately 17 years. Accumulated amortization of the deferred subsidy as of September 30, 1999, was $4.0 million. Amortization of the subsidy is recorded in the statement of operations as a reduction to cost of revenues and represents a reduction in depreciation and amortization in the statement of cash flows for the three month and nine month periods ended October 4, 1998 and September 30, 1999.

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

  The following summarized income statement data reflects the impact which the acquisition of FGF would have had on the Company's results of operations had the transactions taken place as of the beginning of the period ended September 30, 1998:

                                                              Pro Forma Results
                                                             For The Nine Months
                                                                    Ended
                                                               October 4, 1998
                                                             -------------------
                                                               (In thousands,
                                                              except per share
                                                                   amount)
      Revenues..............................................      $253,467
      Operating income......................................      $ 38,156
      Net income............................................      $ 23,447
      Earnings per common share--Basic......................      $   0.96
      Earnings per common share--Diluted....................      $   0.95

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

                          FRIEDE GOLDMAN HALTER, INC.
                 (formerly Friede Goldman International Inc.)

              NOTES TO INTERIM FINANCIAL STATEMENTS--(Continued)


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

8. CONTRACTUAL MATTERS

  The construction of offshore drilling rigs involves complex design and engineering, and equipment and supply delivery coordination throughout construction periods that may exceed two years. It is not unusual in such circumstances to encounter design, engineering and equipment delivery schedule changes and other factors that impact the builder's ability to complete construction of the rig in accordance with the original contractual delivery schedule. Such work scope changes, delivery date changes and other factors may give rise to claims by the Company against its customers for recovery of additional costs incurred. The Company recognizes such claims as revenue if,
1) the contract or other evidence provides a legal basis for the claim and there is a reasonable basis for the claim; 2) the additional costs are caused by circumstances unforeseen at the contract date and aren't contractor performance related; 3) the additional costs are identifiable or otherwise determinable and are reasonable in light of the work performed; 4) the evidence supporting the claim is objective and verifiable; and 5) in management's opinion, it is probable that the claim will be collected. During the nine months ended September 30, 1999, the Company has recognized revenue of $27.5 million related to claims.

 In December 1997 and June 1998, the Company entered into contracts to construct two semisubmersible drilling rigs for Ocean Rig ASA, a Norwegian company. The Company commenced

                          FRIEDE GOLDMAN HALTER, INC.
                 (formerly Friede Goldman International Inc.)

              NOTES TO INTERIM FINANCIAL STATEMENTS--(Continued)

construction of one rig in June 1998 and the other in January 1999. In late July and early August 1999, Friede Goldman initiated discussions with Ocean Rig with respect to anticipated delays in the completion and delivery of the two rigs from the original delivery dates of August 26, 1999 and November 23, 1999. The Company has asserted that Ocean Rig is responsible for the delays due to Ocean Rig-initiated design changes and late delivery by Ocean Rig of information and equipment required to be provided to The Company by Ocean Rig pursuant to the terms of the construction contracts.

  As a result of the delays, the Company expects that the aggregate cost to construct the two rigs will increase significantly. Friede Goldman entered into negotiations with Ocean Rig in early August for the purpose of seeking compensation from Ocean Rig for additional costs and delay damages resulting from the Ocean Rig-initiated design changes and late deliveries of information and equipment. In connection with these negotiations, Ocean Rig denied responsibility for causing the delivery delays and indicated that it would seek delay damages from Friede Goldman in the event that the delivery dates were not met.

  On August 16, 1999, The Company and Ocean Rig entered into an agreement providing for new delivery dates of March 31, 2000 and June 30, 2000 for the two rigs. As part of this agreement, Ocean Rig agreed to make all payments when due and as construction milestones are met in accordance with the two contracts. The agreement also required both parties to submit supporting documentation relating to their respective claims and required the parties to meet to negotiate a resolution of their dispute. The parties provided each other the required information and conducted meetings in late August to discuss a resolution of the dispute. A resolution between the parties was not reached during these meetings and fast track arbitration with respect to the claims was initiated by Ocean Rig in London, England on September 3, 1999.

  The Company has asserted an arbitration claim in excess of $75 million seeking compensation for additional costs and delay damages relating to the construction of the two rigs. Ocean Rig has indicated that it intends to seek liquidated damages and damages at large for delay of up to a total of $28 million.

  Neither the amount of potential claims for additional compensation due to Friede Goldman nor the maximum amount of liquidated damages potentially payable to Ocean Rig under the contracts have been finally determined. Based on settlement negotiations that have occurred subsequent to the initiation of arbitration proceedings, the Company believes that it is likely that a settlement will be reached that provides recovery to Friede Goldman of a significant amount of its total additional costs, including direct contract-related costs and a portion of its fixed costs and corporate overhead incurred on these contracts. For financial reporting purposes, as of September 30, 1999, the Company has recognized revenue only to the extent of the amount of direct contract-related costs incurred which it expects to recover, as required by generally accepted accounting principles to account for claims.

  Accordingly, the Company has adjusted previously recognized revenues and gross profits to reflect the percentage of completion based on the revised delivery dates and related cost estimates and expected recoveries. The net impact of this adjustment to account for the unresolved claim and related additional costs incurred and for the timing of recognition of related revenues and expenses was a reduction of revenues in the third quarter of approximately $12.8 million. The amount of the adjustment was based on, among other things, management's evaluation of the status of the arbitration proceedings and settlement negotiations and management's estimate of the percentage of

                          FRIEDE GOLDMAN HALTER, INC.
                 (formerly Friede Goldman International Inc.)

              NOTES TO INTERIM FINANCIAL STATEMENTS--(Continued)

completion of the projects at the end of the quarter. Once the matter is settled, under percentage of completion accounting, the Company will be required to adjust revenues and estimated costs of the two projects in the period in which the settlement occurs based on the actual settlement amount. This could result in an additional adjustment to revenues and gross profit depending on the amount ultimately recovered and the timing of recognition of the related costs.

  In the event that a settlement is not reached that permits Friede Goldman to recover substantially all of its direct claim-related costs or if it is ultimately determined in an arbitration proceeding that Friede Goldman is not entitled to additional compensation or that Ocean Rig is entitled to significant liquidated damages, the impact on Friede Goldman's operating results for the period in which such a determination is made would be materially and adversely affected to a significantly greater extent than that described above. Conversely, to the extent settlement negotiations or the arbitration proceeding result in the Company's recovering an amount in excess of its direct claim-related costs, operating results for the period in which such a determination is made would be favorable impacted.

9. NEW CREDIT FACILITY

  In connection with the Halter Merger, the Company entered into a new senior-secured revolving and letter of credit facility with a group of banks ("The New Bank Credit Facility") that replaces the Company's existing Credit Facility and Halter's existing Revolving Credit Agreement. All outstanding amounts under these existing facilities were repaid with funds from the New Bank Credit Facility. Under the terms of the New Bank Credit Facility, the Company may borrow up to $120 million under a revolving credit facility. In addition, the New Bank Credit Facility provides an approximate $44.2 million letter of credit facility. The New Bank Credit Facility is guaranteed by all of the Company's domestic subsidiaries and has a three-year term. Borrowings are secured by substantially all of the Company's otherwise unencumbered assets. Amounts outstanding under the senior secured revolving credit facility may not exceed an amount based on specified percentages of the Company's accounts receivable, inventory and net contract related investments. The New Bank Credit Facility requires the Company to comply with certain financial covenants, including placing limitations on additional borrowings and capital expenditures, certain debt coverage ratios, minimum net worth and other customary requirements.

10. COMPREHENSIVE INCOME

  The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," as of January 1, 1998. Other comprehensive income includes foreign currency translation adjustments. Total comprehensive income for the nine months ended October 4, 1998 and September 30, 1999 is as follows:

                                                           Oct. 4,   Sept. 30,
                                                            1998        1999
                                                         ----------- ----------
      Net income........................................ $23,362,122 $9,507,551
      Other comprehensive income
        Foreign currency translation....................   1,344,938   (866,107)
                                                         ----------- ----------
      Comprehensive income.............................. $24,707,060 $8,641,444
                                                         =========== ==========

11. NEW ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument

                          FRIEDE GOLDMAN HALTER, INC.
                 (formerly Friede Goldman International Inc.)

              NOTES TO INTERIM FINANCIAL STATEMENTS--(Continued)

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

12. BUSINESS SEGMENTS

  The Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective with the year end of 1998. The Company operates two business segments, "offshore drilling rigs construction" and "equipment manufacturing." The offshore drilling rigs construction segment includes the Gulf Coast construction yards of FGO and the Canadian yard of FGN. The equipment manufacturing segment represents the Company's French operations, FGF. The segment data presented for the quarters ending October 4, 1998 and September 30, 1999, below were prepared on the same basis as the Company's consolidated financial statements.

                                        (In thousands of dollars)
                         ---------------------------------------------------------
                           Offshore
                           Drilling
                             Rigs       Equipment            Intersegment
                         Construction Manufacturing  Other   Eliminations  Total
                         ------------ ------------- -------  ------------ --------
THREE MONTHS ENDED OCT.
 4, 1998
Revenues................   $ 79,729      $12,554    $ 1,757    $ (1,370)  $ 92,670
Operating income........     15,289        1,561     (2,614)         --     14,236
Total assets............    209,525       72,432     54,418     (47,937)   288,438

THREE MONTHS ENDED SEP.
 30, 1999
Revenues................   $ 46,234      $ 5,196    $   449    $   (180)  $ 51,699
Operating income........     (7,827)        (689)    (3,089)         72    (11,533)
Total assets............    210,207       50,867     65,331     (50,344)   276,061

NINE MONTHS ENDED OCT.
 4. 1998
Revenues................   $214,297      $34,832    $ 4,484    $ (3,595)  $250,018
Operating income........     43,314        2,338     (7,713)         --     37,939
Total assets............    209,525       72,432     54,418     (47,937)   288,438

NINE MONTHS ENDED SEP
 30, 1999
Revenues................   $302,557      $26,628    $ 2,362    $ (1,202)  $330,345
Operating income........     25,573          324     (9,168)         --     16,729
Total assets............    210,207       50,867     65,331     (50,344)   276,061

  As a result of the Halter Merger discussed in Note 2, segment data presented in future quarters may be changed to reflect new business segments that result from reorganization of the combined companies' operations.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Industry Conditions and General Information

  On November 3, 1999, the Company completed a merger with the Halter Marine Group, Inc. ("Halter")and the name of the Company was changed to Friede Goldman Halter Inc. Under the terms of the merger agreement, each stockholder of Halter received 0.57 share of common stock of the Company for each share of Halter. As a result, the Company issued approximately 16.4 million shares of common stock to Halter stockholders. The merger will be accounted for as a purchase business combination in which the Company will reflect the assets and liabilities of Halter at fair value as of November 3, 1999 and will report the operating activities of Halter for periods subsequent to November 3, 1999. Accordingly, the following discussion and analysis does not include the operations of Halter. In connection with the merger, the Company entered into a new bank credit facility that provides up to $120 million in borrowings under a senior-secured revolving and letter of credit facility of approximately $44.2 million. See "Liquidity and Capital Resources".

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

  During 1997 and early 1998, relatively high and stable oil and gas prices, among other things, resulted in a significant increase in offshore drilling activity. In addition to relatively high prices, this level of drilling activity is generally attributed to a number of industry trends, including three-dimensional seismic mapping, directional drilling and other advances in technology that have increased drilling success rates and efficiency and have led to the discoveries of oil and gas in subsalt geological formations (which generally are located in depths of 300 to 800 feet of water) and deepwater areas of the Gulf of Mexico. In the deepwater areas where larger and more technically advanced drilling rigs are needed, increased drilling activity resulted in increased demand for newly constructed semisubmersible drilling rigs and for retrofitting offshore drilling rigs. During this period of high activity, the Company added several major projects to its backlog. Those projects have generated significant revenues for the Company through September 30, 1999, and several of such projects remain in the Company's backlog as of September 30, 1999.

  During the second half of 1998, oil and gas prices declined rapidly, and the utilization rates for mobile offshore drilling units also declined and remains below previously achieved levels. According to Offshore Data Services, Inc., as of October 22, 1999, the worldwide utilization rate for mobile offshore drilling units was 74.6% compared to 86.2% a year earlier. This overall decline in utilization rates has resulted in a decline in orders for new offshore drilling rigs and retrofit or conversions of existing offshore drilling rigs. Recently, oil and gas prices have increased. While it is possible that such increased prices could stimulate interest in orders for new construction, conversion and retrofit of offshore drilling rigs, there is often a time lag between periods of increasing prices and definitive orders for construction, conversion and retrofit. Such time lag can be caused by uncertainty about whether the higher prices will be sustained, time required for rig contractors and operators to revise capital budgets and reassess their rig requirements and other factors. While management of the Company expects that increased oil and gas prices will result in an increase in order activity, there can be no assurance that any increase in activity will occur, the timing of any such increase or that the Company will be successful in obtaining any resulting orders.

  The Company's backlog was approximately $337.9 million as of September 30, 1999. Substantially all of this backlog consisted of projects related to deep water drilling rigs. Some of these contracts are subject to cancellation by the customers; however, the Company has had no indication that any of its contracts will be cancelled. The backlog amount includes a $143.5 million contract for the new construction of a Friede & Goldman, Ltd. designed Millennium S.A., semisubmersible offshore drilling rig that is subject to the owner's securing rig financing. Such financing is expected to be secured in the fourth quarter of 1999. Halter's backlog was approximately $393.6 million as of September 30, 1999.

  Contracts for the new construction or the conversion/retrofit of offshore drilling rigs involve large amounts in relation to the Company's revenues and backlog. Also, because of the cyclical nature of the oil and gas industry and the impact of the conditions described in the first paragraph above on offshore drilling contractors, it is not unusual for extended periods of time to pass between the award of contracts. As a result, the Company's backlog is subject to significant increases and decreases as contracts are awarded and the work is performed under such contracts. During the nine months ended September 30, 1999, the Company's backlog has declined as work has progressed under contracts included in the backlog. Such decline could continue through the remainder of 1999 if no significant contracts are awarded to the Company during that period.

  To accommodate the increased demand which occurred during 1997 and 1998, the Company substantially increased its construction capacity by completing a state-of-the-art shipyard in Pascagoula, Mississippi, that is capable of constructing new offshore drilling rigs and production units as well as converting, retrofitting and repairing existing offshore drilling rigs and production units. The new facility began generating revenue in the first quarter of 1998 and became fully operational in the third quarter of 1998.

  On January 1, 1998, the Company acquired substantially all of the operating assets of a shipyard and fabrication facility in Marystown, Newfoundland (the "Marystown Facility"). The Marystown Facility expanded the Company's capacity for new construction as well as retrofit and repair of offshore drilling rigs and production units. Also, in February 1998, the Company acquired a company located near Nantes, France, that designs and manufactures mooring, anchoring, rack-and-pinion jacking systems and cargo handling equipment. This additional capacity helped the Company meet the increase in demand by providing equipment and components for new and modified offshore drilling rigs.

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

  The impact of the factors discussed above is reflected by the decline in third quarter 1999 revenues. Such decline was due, in part, to the completion of certain projects and the delay in the commencement of other expected projects. A further reflection of the cyclical nature of the industry is the reduction in the company's workforce from approximately 3,000 employees at October 4, 1998 to 2,700 at September 30, 1999.

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

  In December 1997 and June 1998, the Company entered into contracts to construct two semisubmersible drilling rigs for Ocean Rig ASA, a Norwegian company. The Company commenced construction of one rig in June 1998 and the other in January 1999. In late July and early August 1999, Friede Goldman initiated discussions with Ocean Rig with respect to anticipated delays in the completion and delivery of the two rigs from the original delivery dates of August 26, 1999 and November 23, 1999. The Company has asserted that Ocean Rig is responsible for the delays due to Ocean Rig-initiated design changes and late delivery by Ocean Rig of information and equipment required to be provided to The Company by Ocean Rig pursuant to the terms of the construction contracts.

  As a result of the delays, the Company expects that the aggregate cost to construct the two rigs will increase significantly. Friede Goldman entered into negotiations with Ocean Rig in early August for the purpose of seeking compensation from Ocean Rig for additional costs and delay damages resulting from the Ocean Rig-initiated design changes and late deliveries of information and equipment. In connection with these negotiations, Ocean Rig denied responsibility for causing the delivery delays and indicated that it would seek delay damages from Friede Goldman in the event that the delivery dates were not met.

  On August 16, 1999, The Company and Ocean Rig entered into an agreement providing for new delivery dates of March 31, 2000 and June 30, 2000 for the two rigs. As part of this agreement, Ocean Rig agreed to make all payments when due and as construction milestones are met in accordance with the two contracts. The agreement also required both parties to submit supporting documentation relating to their respective claims and required the parties to meet to negotiate a resolution of their dispute. The parties provided each other the required information and conducted meetings in late August to discuss a resolution of the dispute. A resolution between the parties was not reached during these meetings and fast track arbitration with respect to the claims was initiated by Ocean Rig in London, England on September 3, 1999.

  The Company has asserted an arbitration claim in excess of $75 million seeking compensation for additional costs and delay damages relating to the construction of the two rigs. Ocean Rig has indicated that it intends to seek liquidated damages and damages at large for delay of up to a total of $28 million.

  Neither the amount of potential claims for additional compensation due to Friede Goldman nor the maximum amount of liquidated damages potentially payable to Ocean Rig under the contracts have been finally determined. Based on settlement negotiations that have occurred subsequent to the initiation of arbitration proceedings, the Company believes that it is likely that a settlement will be reached that provides recovery to Friede Goldman of a significant amount of its total additional costs, including direct contract-related costs and a portion of its fixed costs and corporate overhead incurred on these contracts. For financial reporting purposes, as of September 30, 1999, the Company has recognized revenue only to the extent of the amount of direct contract-related costs incurred which it expects to recover, as required by generally accepted accounting principles to account for claims. Accordingly, the Company has adjusted recognized revenues and gross profits to reflect the percentage of completion based on the revised delivery dates and related costs revised costs estimated and expected recoveries. The net impact of this adjustment to account for the unresolved claim and related additional costs incurred and for the timing of recognition of related revenues and expenses was a reduction in the third quarter of approximately $12.8 million. The amount of the adjustment was based on, among other things, management's evaluation of the status of the arbitration proceedings and settlement negotiations and management's estimate of the percentage of completion of the projects at the end of the quarter. Once the matter is settled, under percentage of completion accounting, the Company will be required to adjust revenues and estimated costs of the two projects in the period in which the settlement occurs. This could result in an additional adjustment to revenues and gross profit depending on the amount ultimately recovered and the timing of recognition of the related costs.

  In the event that a settlement is not reached that permits Friede Goldman to recover substantially all of its direct claim-related costs or if it is ultimately determined in an arbitration proceeding that Friede Goldman is not entitled to additional compensation or that Ocean Rig is entitled to significant liquidated damages, the impact on Friede Goldman's operating results for the period in which such a determination is made would be materially and adversely affected to a significantly greater extent than that described above. Conversely, to the extent settlement negotiations or the arbitration proceeding result in the Company's recovering an amount in excess of its direct claim-related costs, operating results for the period in which such a determination is made would be favorable impacted.

Results of Operations

  Comparison of the Three Month Periods Ended September 30, 1999 and October 4, 1998

  During the three months ended September 30, 1999, the Company generated revenue of $51.7 million, compared to the $92.7 million generated for three months ended October 4, 1998. In the third quarter of 1998, the company was operating at a near full capacity level in its U.S. and Canadian facilities. During the second half of 1999, several projects have been completed and other, anticipated projects have been delayed. Further, conditions in the energy service sector have cause potential customers to delay placing orders for new construction of rigs, and major repair or conversion projects. Revenues for the third quarter of 1999 were also reduced by the adjustment in revenues attributable to the Company's customer dispute and related claim discussed above.

  The following table sets forth revenues attributable to new rig construction, conversion/retrofit of rigs, shipbuilding and ship and rig repair, equipment manufacturing and other activities for the quarters ended September 30, 1999 and October 4, 1998.

                                                                (In thousands
                                                                 of dollars)
                                                                Three Months
                                                                    Ended
                                                               ----------------
                                                                Sept.
                                                                 30,    Oct. 4,
                                                                1999     1999
                                                               -------  -------
      New rig construction.................................... $24,100  $49,257
      Conversion/retrofit of rigs.............................  17,658   29,865
      Shipbuilding and ship and rig repair....................   4,476      607
      Equipment manufacturing.................................   5,196   12,554
      Other...................................................     449    1,757
      Intersegment eliminations...............................    (180)  (1,370)
                                                               -------  -------
        Total revenues........................................ $51,699  $92,670
                                                               =======  =======

  Revenues from new rig construction for the three month period ended September 30, 1999, relate to contracts for completion and outfitting of two new semisubmersible drillings rigs. New rig construction revenues for the three months ended October 4, 1998 related to three contracts. New rig construction revenues for the third quarter of 1999 were also reduced by the adjustment related to the contract dispute discussed above.

  Revenues from conversion/retrofit of rigs decreased in the third quarter of 1999 compared to 1998 primarily as the result of some of the projects reaching completion. During the three months ended September 30, 1999, the Company earned revenue on two conversion/retrofit projects compared to four such projects that were in progress during the same period of 1998. Shipbuilding and ship and rig repair revenue relates primarily to shipbuilding and repair projects in the Company's Marystown Facility and miscellaneous rig repair work in Pascagoula. When the Company acquired the Marystown Facility three shipbuilding projects were in progress. Two of the ships were completed and delivered in 1998; the final ship is expected to be completed and delivered in the fourth quarter of 1999. Equipment manufacturing revenues decreased because of the cyclical decline in demand for energy service related equipment.

  Cost of revenue was $56.1 million for the three months ended September 30, 1999, compared to $70.8 million for the three months ended October 4, 1998. The gross margin earned by the Company for the quarter ended September 30, 1999, was reduced by the adjustment to revenue discussed below related to a customer contract dispute. Excluding the adjustment to revenue, the gross margin percentage declined as a result of a lower amount of higher margin work on repair and conversion projects than in prior quarters and a decline in equipment manufacturing revenues.

  Selling, general and administrative expenses (SG&A expenses) were $7.1 million in the three months ended September 30, 1999, compared to $7.7 million for the three months ended October 4, 1998. This decline in SG&A expenses is due to management's efforts to reduce costs in light of the general economic conditions being encountered in energy related industries. Such efforts have included certain staff reductions, reduced employee bonuses, reduced professional fees and a general decline in other administrative costs.

  An operating loss of $11.5 million was incurred in the three months ended September 30, 1999, compared to income of $14.1 million for the three months ended October 4, 1998. This change in operating results is primarily attributable to the adjustment in revenues and resulting gross profit as a result of the accounting for the claims related to the customer dispute discussed in more detail above and the decline in volume due to completion of several projects earlier in the year.

  Interest expense for the three months ended September 30, 1999, increased to $1.4 million from $0.6 million for the three months ended October 4, 1998, as a result of increased borrowings attributable primarily to the construction costs and related equipment for the new shipyard in Pascagoula, Mississippi. Interest income declined due to lower excess cash balances.

  The provision (benefit) for income taxes for the three months ended September 30, 1999, reflects a combined Federal and State income tax rate of approximately 34.2%, resulting from the recovery of previously provided income taxes on earnings in the first half of 1999. The provision for income taxes for the three months ended October 4, 1998 reflects a combined Federal and State tax rate of 36.2%. Foreign taxes included in the provision for income taxes for the three month periods ended September 30, 1999 and October 4, 1998 were not material. The reduction in the effective income tax rate is attributable to state income tax credits related to increased employment levels and equipment financing and U.S. Federal rate reductions related to revenues generated by the Company's foreign sales corporation subsidiary.

Comparison of the Nine Month Periods Ended September 30, 1999 and October 4,
1998

  During the nine months ended September 30, 1999, the Company generated revenue of $330.3 million, an increase of 32.1%, compared to the $250.0 million generated for nine months ended October 4, 1998. The following table sets forth revenues attributable to new rig construction, conversion/retrofit of rigs, shipbuilding and ship and rig repair, equipment manufacturing and other activities for the nine months ended September 30, 1999 and October 4, 1998.

                                                             (In thousands of
                                                                 dollars)
                                                             Nine months ended
                                                             ------------------
                                                             Sept.30,  Oct. 4,
                                                               1999      1998
                                                             --------  --------
      New rig construction.................................. $187,618  $ 71,032
      Conversion/retrofit of rigs...........................   99,828   114,777
      Shipbuilding and ship and rig repair..................   15,111    28,488
      Equipment manufacturing...............................   26,628    34,832
      Other.................................................    2,362     4,484
      Intersegment eliminations.............................   (1,202)   (3,595)
                                                             --------  --------
        Total revenues...................................... $330,345  $250,018
                                                             ========  ========

  Revenues from new rig construction for the nine month periods ended October 4, 1998 and September 30, 1999, relate to contracts for completion and outfitting of three new submersible drillings rigs. Construction on one of the rig commenced in August, 1998 and another in December, 1998. Accordingly, revenues for 1999 reflect construction activity for several more months than are reflected in 1998 revenues. During the nine months ended September 30, 1999, the Company earned revenue on four conversion/retrofit projects. One of the rigs was delivered in June 1999, another was delivered in July 1999, and a third is expected to be delivered in the fourth quarter of 1999. Shipbuilding and ship and rig repair revenue relates primarily to shipbuilding and repair projects in the Company's Marystown Facility and miscellaneous rig repair work in Pascagoula. When the Company acquired the Marystown Facility six shipbuilding projects were in progress. Two of the ships were completed and delivered in 1998; the final ship is expected to be completed and delivered in the fourth quarter of 1999. Equipment manufacturing revenues decreased because of a decline in the demand of energy service related equipment.

  Cost of revenue was $288.8 million for the nine months ended September 30, 1999, compared to $188.6 million for the nine months ended October 4, 1998. The gross margin percentage earned by the Company for the nine months ended September 30, 1999, was approximately 12.6% compared to 24.6% for the same period of 1998. This decline is primarily the result of the significantly higher portion of the Company's revenues for the nine months ended September 30, 1999, attributable to the new construction of offshore drilling rigs compared to the nine months ended October 4, 1998. Gross profits for the nine months ended September 30, 1999 were reduced as a result of the adjustment to revenues discussed above to the account for the claim related to the customer dispute. The adjustment directly reduced revenues and, as a result, gross profit for the period. During the nine months ended October 4, 1998, approximately 45.9% of the Company's revenues were attributable to retrofit and conversion of existing offshore drilling rigs. Management expected that gross margins, as a percentage of revenues, would trend slightly lower as a more significant portion of the Company's total revenues is derived from the new construction of offshore drilling rigs. Of the Company's $337.9 million backlog at September 30, 1999, approximately $273.4 million is attributable to fixed price contracts for completion or construction of new rigs.

  Selling, general and administrative expenses (SG&A expenses) were $24.9 million in the nine months ended September 30, 1999, compared to $23.5 million for the nine months ended October 4, 1998. The slight increase in SG&A expenses reflects an overall increase in sales and administrative workforce and facilities due to overall growth of the Company's business. As a percentage of revenues, SG&A expenses declined to 7.5% for the nine months ended September 30, 1999, compared to 9.4% for the nine months ended October 4, 1998.

  Operating income for the nine months ended September 30, 1999 decreased to $16.7 million for the nine months ended September 30, 1999, primarily as a result of decreased gross profit discussed in the preceding paragraphs.

  Interest expense for the nine months ended September 30, 1999, increased to $3.6 million from $1.3 million for the nine months ended October 4, 1998, as a result of increased borrowings attributable primarily to the construction costs and related equipment for the new shipyard in Pascagoula, Mississippi. Interest income declined due to lower excess cash balances.

  The provision for income taxes for the nine months ended September 30, 1999, reflects a combined Federal and State income tax rate of approximately 29.9%. The provision for income taxes for the nine months ended October 4, 1998 reflects a combined Federal and State tax rate of 38.3%. Foreign taxes included in the provision for income taxes for the nine months ended September 30, 1999, were approximately $1.3 million. Foreign taxes for the nine months ended October 4, 1998, were $1.2 million. The reduction in the effective income tax rate is attributable to state income tax credits related to increased employment levels and equipment financing and U.S. rate reductions related to revenues generated by the Company's foreign sales corporation subsidiary.

Liquidity and Capital Resources

  Historically, the Company has financed its business activities through funds generated from operations, a credit facility secured by accounts receivable, and long-term borrowings secured by assets purchased with proceeds from such borrowings.

  During the nine month period ended September 30, 1999, working capital increased by approximately $9.1 million. This increase is the result of earnings during the nine-month period ended September 30, 1999 and the relatively low level of capital expenditures for this period compared to calendar year 1998. Cash used in operations was $33.7 million for the nine months ended September 30, 1999, compared to cash provided by operations of $19.0 million for the nine months ended October 4, 1998. This change is primarily the result of the changes in costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings. As of September 30, 1999 billings in excess of costs and estimated earnings decreased $11.4 million during that period. As noted above, over $187.6 million of revenues for the nine month period ended September 30, 1999 were from new rig construction projects compared to only $71.0 million in the same period in 1998. Under two of the new construction projects, the Company invoices the customer upon the achievement of specific construction milestones. As a result, balances in cash, accounts receivable, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts are subject to significant variations based on the timing of when such contract milestones are met. During the early stages of the projects, an initial deposit is received and construction milestones occur frequently resulting in billings in excess of costs and estimated earnings. During the later phases of the projects, milestones are less frequent and a final payment is not due until delivery of the rig, resulting in increases in costs and estimated earnings in excess of billings. With respect to the Company's contracts for rig conversion/ retrofit projects, billings are typically made monthly based on construction progress agreed upon by the customer.

  During the three-month and nine-month periods ended September 30, 1999, the Company incurred approximately $1.2 million and $6.7 million, respectively, in capital expenditures primarily related to completion on an administration building, shipyard equipment and computer needs related to continued growth of the Company's business.

  FGO had a credit facility (the "Credit Facility") with a bank that provides for accounts receivable and contract related inventory based borrowings of up to $25 million at prime plus 1/2% (7.88% at September 30, 1999). A balance of $12.0 million was outstanding at September 30, 1999, and an additional $13.0 million was available. The Credit Facility contains a number of restrictions, including a provision that would prohibit the payment of dividends by FGO to the Company in the event that FGO defaults under the terms of the facility. The Credit Facility requires that the Company maintain certain minimum net worth and working capital levels and ratios and debt to equity ratios. In August 1999, the Company entered into a supplemental bank credit facility (the "Supplemental Facility") to provide up to an additional $25 million in borrowings. The available balance was $25.0 million at September 30, 1999. Borrowings under the Credit Facility and the Supplemental Facility are secured by the pledge of substantially all of the Company's domestic assets not otherwise encumbered.

  In connection with the Halter Merger, the Company entered into a new senior-secured revolving and letter of credit facility with a group of banks ("The New Bank Credit Facility") that replaces the Company's existing Credit Facility described above and Halter's existing Revolving Credit Agreement. All outstanding amounts under these existing facilities were repaid with funds from the New Bank Credit Facility. Under the terms of the New Bank Credit Facility, the Company may borrow up to $120 million under a revolving credit facility. In addition, the New Bank Credit Facility provides an approximate $44.2 million letter of credit facility. The New Bank Credit Facility is guaranteed by all of the Companies domestic subsidiaries and has a three-year term. Borrowings are secured by substantially all of the Company's otherwise unencumbered assets. Amounts outstanding under the senior secured revolving credit facility may not exceed an amount based on specified percentages of the Company's accounts receivable, inventory and net contract related investments. The New Bank Credit Facility requires the Company to comply with certain financial covenants, including placing limitations on additional borrowings and capital expenditures, certain debt coverage ratios, minimum net worth and other customary requirements.

  Management believes that the cash generated by operating activities, and funds available under its credit facilities will be sufficient to fund its capital expenditure requirements (including any payment required to be made related to the Marystown Facility) and its working capital needs at current levels of activity. While management of the Company has historically been able to manage cash flow from construction contracts in such a manner as to minimize the need for short-term contract related borrowings, borrowings under the New Bank Credit Facility, or other debt financing or equity financing, may be required in the future if the Company significantly increases its conversion, retrofit and repair business, obtains significant additional orders to construct new drilling rigs or production units or does not recover damages from Ocean Rig on a timely basis to cover additional costs incurred by the Company with respect to the construction of the two rigs for Ocean Rig as discussed above. Although the Company believes that, under such circumstances, it would have adequate borrowing capacity under the New Bank Credit Facility for these purposes, there can be no assurance that any additional debt or equity financing will be available to the Company for these purposes or, if available, will be available on terms satisfactory to the Company.

  At September 30, 1999, the Company had invested approximately $12.9 million in an unconsolidated subsidiary ("Ilion LLC") in which the Company currently owns a 50% equity interest. The Company's ownership interest in Ilion LLC is expected to be reduced to 30%. Ilion LLC owns a hull for a semi-submersible drilling rig that requires substantial completion and outfitting. The Company and the other member of Ilion LLC (who is also a significant customer of the Company) are considering various options for formal arrangements related to the hull, including financing of the completion, securing a contract for utilization or sale of the rig, or other options. The Company's investment in Ilion LLC was financed through cash flow from operations. Other than the initial purchase of the drilling rig hull Ilion LLC has had no significant activity as of September 30, 1999. The Company's investment in Ilion LLC is accounted for using the equity method.

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

  The following discussion addresses how the Company has addressed Year 2000 Compliance prior to the Halter Merger. See Halter's Year 2000 Compliance below.

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

  In connection with the rapid expansion of the Company's business activities, the Company, with the assistance of third-party consultants, has conducted an overall assessment of its computer and information systems needs. As a result of such assessment, the Company has begun implementation of an expanded and upgraded information system. The new system, which will be Y2K compliant, includes upgraded software and hardware and will involve the outsourcing of certain data processing functions. Implementation of the new system is scheduled for testing in December, 1999, and is expected to be substantially complete by January 1, 2000. As part of the implementation process, the new system has been tested for Y2K compliance. Implementation of the system's applications at the Company's international locations will follow the domestic implementation.

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

  COMPANY'S STATE OF READINESS. As noted above, the Company expects that implementation of its new information systems at its domestic locations will be complete by January 1, 2000. Nevertheless, the Company has tested its existing domestic information systems for Y2K compliance and believes, based on the testing and certifications from vendors, that such systems are Y2K compliant. The review of Y2K compliance at international locations and for domestic non-financial applications is complete. As previously noted, the review involves soliciting responses from third parties concerning Y2K compliance of the products. To date, the responses from such third parties are inconclusive. As a result, management cannot predict the potential consequences if these or other third parties are not Y2K compliant. Management expects that the review, testing, and any required remediation will be completed by the end of the fourth quarter of 1999.

  COSTS TO ADDRESS YEAR 2000 COMPLIANCE ISSUES. The costs of acquiring and implementing the Company's expanded and upgraded information system are not directly attributable to achieving Y2K compliance, rather, such costs are a direct result of the Company's growth. While these costs are expected to be significant in the aggregate, the most significant portion is being financed through a five-year operating lease. Annual lease payments are expected to total approximately $1.8 million. Costs incurred to date and expected to be incurred with respect to review, testing and remediation of international financial and non-financial systems and domestics non-financial systems are not anticipated to be significant.

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

  The goal of the Y2K project is to ensure that all of the Company's critical systems and processes remain functional. However, because certain systems and processes may be interrelated with systems outside of the control of the Company, there can be no assurance that all implementations will be successful. Accordingly, as part of the Y2K project, contingency and business plans are being developed to respond to any failures as they may occur. Such contingency and business plans are scheduled to be completed by the end of the year. Management does not expect the costs to the Company of the Y2K project to have a material adverse effect on the Company's financial position, results of operations or cash flows. Based on information available at this time, however, the Company cannot conclude that any failure of the Company or third-parties to achieve Y2K compliance will not adversely affect the Company.

  HALTER'S YEAR 2000 COMPLIANCE. Management of Halter formed a year 2000 project team ("Project 2000") responsible for identifying the functions affected by Year 2000 and developed a plan to reduce the potentially harmful impact of year 2000 issues on its operations. The focus of Project 2000 is segregated into three areas: information technology, which primarily includes the Company's financial applications and voice communication equipment; production processes and systems, which primarily includes machinery and equipment with embedded technology and software used in the design and production of its products; and external agents, which includes key business relationships with vendors, customers, and other third parties including, but not limited to, financial institutions. An evaluation of each of these areas has been or is being performed according to the following four phases: assessment, remediation, testing and implementation.

  Project 2000 has completed its assessment of significant software used in the information technology area and has completed the remediation, testing and implementation phases of this area. The Company has determined that its financial software is Year 2000 compliant and expects to be able to continue to take customer orders, invoice customers, collect payments and process payments to vendors. Project 2000 has completed its assessment of the production processes and systems area as well as the remediation, testing, and implementation phases. Assessment, remediation, testing and implementation measures are currently being finalized in the area of external agents. These phases are expected to be completed by year-end.

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

Forward Looking Statements

  This Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q, are forward-looking statements. Such "forward looking statements" include, without limitation, statements relating to (i) estimates of backlog, (ii) estimates of capital expenditures, (iii) expectations of collection on claims by the Company against customers for recovery of additional costs incurred based on design modifications, changes in work scope or schedule or other factors, (iv) expectations regarding settlement of contract disputes, (v) expectations regarding the Company's state of readiness for Y2K, (vi) expectations regarding costs of the Company's Y2K compliance program, (vii) expectations regarding the impact of failure of the Company or third parties to achieve Y2K compliance, (viii) expectations relating to the proposed merger with Halter Marine Group, Inc. and (ix) expectations relating to obtaining a new credit facility prior to or at the closing of the merger. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including (i) risks of reduced levels of demand for the Company's products and services resulting from reduced levels of capital expenditures of oil and gas companies relating to offshore drilling and exploration activity and reduced levels of capital expenditures of offshore drilling contractors, which levels of capital expenditures may be affected by prevailing oil and natural gas prices, expectations about future oil and natural gas prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions, the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development and production activities, and other factors, (ii) risks related to expansion of operations, either at its shipyards or one or more other locations, (iii) operating risks relating to conversion, retrofit and repair of drilling rigs, new construction of drilling rigs and production units and the design of new drilling rigs, (iv) contract bidding risks and risks of customer disputes related to contractual arrangements, (v) risks related to dependence on significant customers, (vi) risk related to the failure to realize the level of backlog estimated by the Company due to determinations by one or more customers to change or terminate all or portions of projects included in such estimation of backlog, (vii) risks related to regulatory and environmental matters and (viii) risks related to the outcome of disputes, claims and litigation. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct.

  The Company's market risk disclosures set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 have not changed significantly through the period ended September 30, 1999.

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

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

     11.1 Computation of Earnings per Share
     27   Financial Data Schedule

  (b) Report of Form 8-K.

    The Company filed a Current Report on Form 8-K on September 15, 1999

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gulfport, State of Mississippi, on the 15th day of November 1999.

                                          FRIEDE GOLDMAN INTERNATIONAL INC.

                                                    /s/ Rick S. Rees
                                          By: _________________________________
                                              Rick S. Rees, Executive Vice-
                                                      President and
                                                 Chief Financial Officer

                                 EXHIBIT INDEX

      11.1 Computation of Earnings per Share
      27   Financial Data Schedule