Form 10-K
period 1999-12-31
FRIEDE GOLDMAN HALTER INC
filed 2000-03-30
CIK 1039780

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

       [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                       OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to

                        COMMISSION FILE NUMBER: 0-22595

                          FRIEDE GOLDMAN HALTER, INC.
             (Exact name of registrant as specified in its charter)

                 MISSISSIPPI                                     64-0900067
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

              13085 SEAWAY ROAD                                    39503
            GULFPORT, MISSISSIPPI                                (Zip Code)
   (Address of principal executive offices)

                                 (228) 896-0029
              (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: COMMON STOCK, $.01,
                                   PAR VALUE

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. [X] No. [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of March 20, 2000 there were 39,972,844 shares of Common Stock, $.01 par value, of Friede Goldman Halter, Inc. issued and outstanding, 27,680,464 of which shares having an aggregate market value of approximately $171.3 million, were held by non-affiliates of the registrant (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant's Common Stock).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement related to the registrant's 2000 annual meeting of shareholders, which proxy statement will be filed under the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                        PAGE
                                                                        ----
Item 1.  Business....................................................     3
         Risk Factors................................................    18
Item 2.  Properties..................................................    25
Item 3.  Legal Proceedings...........................................    28
Item 4.  Submission of Matters to a Vote of Security Holders.........    29
         Executive Officers of the Registrant........................    29

                                  PART II
Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.........................................    31
Item 6.  Selected Financial Data.....................................    32
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    34
Item     Quantitative and Qualitative Disclosures about Market
  7a.    Risk........................................................    41
Item 8.  Financial Statements and Supplementary Data.................    42
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................    42

                                  PART III
Item     Director and Executive Officers of the Registrant...........
  10.                                                                    43
Item     Executive Compensation......................................
  11.                                                                    43
Item     Security Ownership of Certain Beneficial Owners and
  12.    Management..................................................    43
Item     Certain Relationships and Related Transactions..............
  13.                                                                    43

                                  PART IV
Item     Exhibits, Financial Statement Schedules and Reports on Form
  14.    8-K.........................................................    44

                           FORWARD-LOOKING STATEMENTS

     This Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-K, are forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including (i) risks of reduced levels of demand for the Company's products and services resulting from reduced levels of capital expenditures of oil and gas companies relating to offshore drilling and exploration activity and reduced levels of capital expenditures of offshore drilling contractors, which levels of capital expenditures may be affected by prevailing oil and natural gas prices, expectations about future oil and natural gas prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions, the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development and production activities, and other factors, (ii) risks related to expansion of operations, either at its shipyards or one or more other locations, (iii) operating risks relating to conversion, retrofit and repair of drilling rigs, new construction of drilling rigs and production units and the design of new drilling rigs, new construction and repair of vessels and the design of new vessels, and the design and manufacture of engineered products (iv) contract bidding risks, (v) risks related to dependence on significant customers, (vi) risks related to the failure to realize the level of backlog estimated by the Company due to determinations by one or more customers to change or terminate all or portions of projects included in such estimation of backlog, (vii) risks related to regulatory and environmental matters, (viii) risks related to future government funding for certain vessel contracts and prospects, (ix) risks related to the completion of contracts to construct offshore drilling rigs and vessels at costs not in excess of those currently estimated by the Company and prior to the contractual delivery dates and (x) risks of untimely performance by companies which provide services to the Company as subcontractors under construction contracts. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct.

ITEM 1. BUSINESS

GENERAL

     Friede Goldman Halter, Inc. ("FGH" or, together with its subsidiaries, "the Company") is a world leader in the design and manufacture of equipment for the maritime and offshore energy industries. Formerly Friede Goldman International, Inc. ("FGI"), the Company's name was changed to FGH effective with the merger with Halter Marine Group, Inc. ("HMG") on November 3, 1999. FGH is incorporated under the laws of the State of Mississippi. FGI, the predecessor company, was formed in February 1997 to hold the combined assets of HAM Marine, Inc. ("HAM Marine") and Friede & Goldman, Ltd. ("FGL") and completed an initial public offering in July of 1997.

     At the time of its initial public offering in July 1997, FGI conducted all of its conversion, retrofit and repair services at its 32-acre shipyard, located in Pascagoula, Mississippi (the "Pascagoula Facility" or "FGO West Facility"). Since the initial public offering, the Company has (i) opened its new shipyard on Greenwood Island, Mississippi (the "Greenwood Island" or "FGO East Facility"), (ii) added two Canadian shipyards to its operations, (iii) acquired a group of affiliated French companies engaged in the design and fabrication of marine and offshore rig deck equipment, and (iv) merged with HMG, a leading provider of design, new construction, conversion and repair services for ocean-going vessels, offshore drilling rigs and production platforms and engineered products.

     Through its subsidiary Friede Goldman Offshore, Inc. ("FGO", formerly HAM Marine, Inc.), the Company has been continuously engaged in the business of converting, retrofitting and repairing offshore drilling rigs since 1982. Through F&G Ltd., also a subsidiary, the Company has been engaged in the business of offshore rig design for more than 50 years. The merger with HMG significantly expanded the Company's capacity to convert, retrofit, repair and modify offshore drilling rigs; greatly expanded the product offerings of the Company's Engineered Products segment, and made it a leader in designing, building, and repairing a wide range of marine vessels.

     The Company conducts its operations in three primary segments: Offshore, Vessels, and Engineered Products.

  Offshore Segment

     Services provided by the Offshore segment include the conversion, retrofit, repair and modification of existing offshore drilling rigs and the design, construction and equipping of new offshore drilling units. The Company's Offshore segment customers consist primarily of drilling contractors that drill offshore exploratory and development wells for oil and gas companies throughout the world, particularly in the Gulf of Mexico, the North Sea and areas offshore of West Africa, South America and eastern Canada.

  Vessels Segment

     The Company's Vessels segment is the largest builder of small to medium-sized ocean-going vessels in the United States. Services provided by the Vessels segment include the design, new construction, conversion and repair for ocean-going vessels including offshore support vessels ("OSV's"), double hull fuel barges, oceanographic research and survey ships, high speed patrol boats and ferries, tug boats, tow boats and offshore barges. Customers of the Vessels segment consist of offshore energy service companies, domestic and foreign governments and other commercial enterprises. The Vessels segment also provides a wide variety of repair and conversion services for vessels and barges that service the offshore energy and commercial markets.

  Engineered Products Segment

     The Engineered Products segment services include the design and manufacture of the world's largest cranes, mooring systems, marine deck equipment, jacking systems, specialty mechanical systems, and a comprehensive aftermarket repair and retrofitting operation. The primary customers of the Company's Engineered Products Group, in addition to the customers of the Company's Offshore segment, include offshore construction contractors, shipyards, commercial cruise-liner operators, general merchant marine, the fishing industry, on-land general construction contractors and the U.S. Government.

MERGER WITH HALTER MARINE GROUP, INC.

     On November 3, 1999, FGI completed a merger with HMG. HMG was a leading provider of design, new construction, conversion and repair services for ocean-going vessels, offshore drilling rigs and production platforms and engineered products servicing the offshore energy, government and commercial markets. Its Vessels segment was also the largest builder of small to medium-sized ocean-going vessels in the United States. HMG maintained multiple domestic production facilities and four international joint ventures. Through combining operations with HMG, the Company believes it should be able to achieve various synergies, cost savings and other benefits, including: (i) the ability of the combined company to achieve greater efficiencies from integrating production capacity; (ii) the diversification of product markets potentially reducing dependence of the combined company on the cyclical offshore energy market; (iii) the ability to pursue additional opportunities for construction of deepwater exploration and production equipment through the greater production capacity and larger workforce of the combined company; and (iv) the ability to combine design and engineering expertise, as well as integrating the complementary engineered products operations of both companies, to achieve a broader range of engineered products for a larger customer base. As set forth in the merger agreement, stockholders of HMG received 0.57 of a share of the Company's Common Stock in exchange for each share of HMG common stock. A total of 16,450,292 shares was issued at a value of $193.3 million. The merger is being accounted for as a purchase business combination.

     Operations acquired through the merger are primarily conducted through the wholly-owned subsidiary, Halter Marine, Inc. ("Halter"). Halter has multiple wholly-owned subsidiaries, including among others: (i) Maritime Holdings, Inc. which encompasses the Texas operations now referred to by the Company as Friede Goldman Offshore Texas ("FGOT"), a division of the Offshore Segment; and (ii) Halter Engineered Products Group, Inc. ("EPG") which conducts the operations of its Engineered Products segment. Halter has several other wholly-owned subsidiaries through which it conducts its operations within the Company's Vessels segment.

OVERVIEW OF PRODUCTS AND SERVICES

  Offshore Segment

     Primary customers of the Company's Offshore segment are drilling contractors with operations offshore in the Gulf of Mexico, the North Sea, West Africa, eastern Canada and South America and other offshore areas of the world. These drilling contractors generally own and operate offshore drilling rigs and provide drilling services to oil and gas companies. Several factors determine the type of rig most suitable for a particular project, the more significant of which are the marine environment, water depth and seabed conditions at the proposed drilling location, whether the drilling is to be done over a production platform or other fixed structure, the intended well depth, and variable deck load and well control requirements. A brief description of the types of offshore drilling rigs and production units currently serviced by the Offshore segment is set forth below.

     Semi-submersibles. Semi-submersible rigs consist of an upper working and living deck resting on vertical columns connected to lower hull members. Such rigs operate in a "semi-submerged" position, remaining afloat, in a position which places the water-line approximately half way between the top of the lower hulls and bottom of the deck. The rig is typically anchored in position and remains stable for drilling in the semi-submerged floating position.

     There have been four generations of semi-submersible drilling rigs, with each successive generation incorporating improvements that enable the rigs to drill more efficiently and in increasingly harsh marine environments. Fourth generation semi-submersibles are typically capable of operating in water depths of up to 5,000 feet and, in some cases, greater depths. Certain fourth generation semi-submersibles are equipped with computer controlled thrusters to allow for dynamic positioning, which allows the rig to remain on location over a drill site in deep waters without the use of anchors and mooring lines.

     A major portion of the Company's work to date has involved the retrofit, repair and conversion of earlier generation semi-submersibles which generally operate in maximum water depths of between 1,000 to 2,000 feet into deepwater semi-submersible. The design of many of these earlier generation semi-submersible rigs, including long fatigue-life and advantageous stress characteristics, together with increasing demand for deepwater drilling capabilities have made them well-suited for significant retrofitting projects.

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

     Jackup rigs can be generally characterized by their design as either slot jackups or cantilevered jackups. Slot jackups are generally of an older vintage and are configured for drilling operations to take place through a slot at the aft of the hull. A slot design is generally appropriate for drilling exploratory wells in the absence of any existing permanent structure, such as a production platform. A cantilevered jackup can extend its drill floor and derrick and either drill exploratory wells or drill over an existing, fixed structure, thereby permitting the rig to drill new wells or work over existing wells through such a structure. The Company has converted many slot-design rigs into cantilever configurations.

     Drillships. Drillships, which are typically a self-propelled ship shape hull, are positioned over a drill site through the use of either a mooring system or a computer controlled dynamic positioning system similar to those used on certain fourth generation semi-submersible rigs. Drill-ships are capable of operating in water depths ranging from 200 feet to 10,000 feet.

     Floating Production Facilities. A floating production facility ("FPF") consists of a ship or semi-submersible vessel upon which production equipment is mounted. In many cases, the hull is a converted tanker (often referred to as a floating, production, storage and offloading, or FPSO, unit). In addition, semi-submersible drilling units have been converted into floating production units. In a few cases, a new hull has been purpose-built as an FPF. For harsh weather locations, FPFs are designed with a mooring system that provides weathervaning capability so that the FPF can be rotated on location to minimize the effects of wave, wind and current actions. The production risers in these FPFs are connected to the hull through a swivel system that also accommodates the mooring system. The hull of an FPF is typically used for on-board oil storage, which is an important feature for remote locations where export pipelines are not available and fixed oil storage availability is limited or nonexistent.

     Design and Engineering Services. Through its FGL subsidiary, the Company performs design and engineering of offshore drilling and production units, including jackups, semi-submersibles, drillships and floating production, storage and offloading vessels. FGL has a long history of successful designs with 50 F&G Ltd. designed semi-submersible drilling, pipelaying, and accommodation units in service worldwide, and over 30 jackup drilling units of FGL design operating worldwide.

  Vessels Segment

     Primary customers of the Company's Vessels segment are offshore energy service companies, domestic and foreign governments and other commercial enterprises. Services provided by the Vessels segment include the design, new construction, conversion and repair of ocean-going vessels including offshore support vessels ("OSV's") and double hull fuel barges for energy service companies; oceanographic research and survey ships, high speed patrol boats and ferries for domestic and foreign governments; and, tugboats, towboats and offshore barges for other commercial enterprises. The Vessels segment also provides a wide variety of repair and conversion services for vessels and barges that service the offshore energy and commercial markets. A brief description of the products offered by the Vessels segment follows.

     Offshore Support Vessels and Double-hull tank barges. The Company constructs supply boats, anchor handling tug supply boats and anchor handling tugs (collectively, "offshore support vessels" or "OSV's") which serve oil and gas drilling and production facilities and support offshore construction and maintenance work. The Company's supply boats range from 205 feet to 254 feet in length and generally range in price from $7.0 million to $25.0 million. In addition to transporting deck cargo, such as pipe or drummed materials, supply boats transport liquid mud, potable water, diesel fuel, dry bulk cement and dry bulk mud. Supply boats constructed by the Company range from standard supply boats to multi-purpose sophisticated ships with high horsepower and bollard pull, automated controls, dynamic positioning, controllable pitch propellers, articulated rudders, kort nozzles and any type of auxiliary, deck or towing equipment. Anchor handling tugs and anchor handling tug supply boats constitute a separate class of offshore support vessels. These vessels have more powerful engines and deck mounted winches and are capable of towing and positioning mobile offshore rigs and their anchors as well as providing supply vessel services.

     The Company builds a variety of offshore barges for the energy market, primarily offshore double-hull tank barges. Contract prices for such barges range from $15.0 million to $26.0 million. These barges are used by operators to carry cargo such as liquefied petroleum gas, molten sulfur, propane, butane, propylene, heavy oil, phenol, jet fuel and other petroleum products and range from 400 feet to 580 feet in length with as many cargo tanks, decks and support systems as necessary for the barge to be used for its intended function.

     Oceanographic Research and Survey Ships, High Speed Patrol Boats and Ferries. The largest customer of the Vessels segment is the U.S. Navy for which the Company constructs several types of vessels, principally oceanographic survey and research ships and patrol boats. Oceanographic survey and research ships range in length from 210 feet to 325 feet and range in price from $50.0 million to $70.0 million. Patrol boats are high-speed special operations craft, which are approximately 80 feet in length and which generally range in price from $3.0 million to $5.0 million.

     In addition to the U.S. Navy, the Company constructs vessels for state, federal and foreign governments. The Company constructs 78 foot patrol craft fast ("FCFs") for foreign navies. The Company has also built passenger/vehicle ferries for governmental operators on all three U.S. Coasts. These vessels range in length from 90 feet to 383 feet and range in price from $1.0 million to $76.0 million.

     Other Commercial Vessels. The Company constructs several types of vessels for the non-energy related commercial market, principally offshore barges, tugboats and inland tow boats. The Company builds a variety of offshore barges for the non-energy related commercial market, including container and deck barges. Contract prices for such barges range from approximately $2.0 million to $26.0 million. These barges are used by operators to carry commodities such as grain, coal, wood products, containers and rail cars. Other barges function as pipe laying barges, cement unloaders and split hull dump scows. Such barges range from 250 feet to 410 feet in length.

     The Company builds both tug boats and inland tow boats. Tug boats are used for towing and pushing, port management, shipping, piloting, fire fighting and salvage. Tug boats are built with two or three engines, standard propellers, controllable pitch propellers, azimuthing Z-drives, cycloidal propulsion, and with or without steerable or fixed nozzles. Inland tow boats are used by waterway operators to push inland barges. The Company manufactures a full line of tow or push boats. Tug and tow boats range from 70 feet to 120 feet in length and generally range in price from $1.5 million to $5.0 million.

     Repair Services. The Company repairs a wide range of marine vessels and barges utilizing its 15 drydocks at five different facilities. Repair jobs can range in value from $10,000 to $1.5 million. In addition, the Company performs double hulling of single hull ocean-gling barges to its repair facilities that range in price from $8.0 million to $16.0 million.

  Engineered Products Segment

     Primary customers of the Company's Engineered Products Group, in addition to the customers of the Company's Offshore segment, include offshore construction contractors, shipyards, commercial cruise-liner ship-owners, general merchant marine, the fishing industry, on-land general construction contractors and the U.S. Government. The Engineered Products segment services include the design and manufacture of the world's largest cranes, mooring systems, marine deck equipment, jacking systems, specialty mechanical systems, and a comprehensive aftermarket repair and retrofitting operation.

     Cranes, Mooring Systems, Drilling and Marine Deck Equipment. The Company's Engineered Products Group includes AmClyde Engineered Products Company, Inc. ("AmClyde") and Friede Goldman France ("BLM").

     AmClyde represents the following brand names: AmClyde (marine cranes, shipyard gantry cranes, stevedoring cranes, stiffleg derricks, mooring systems, winches, windlasses and specialty mechanical systems; Unit Mariner (pedestal cranes); Lucker (linear winches and jacking systems); Hepburn (winches and mooring systems); Fritz Culver (winches, deck equipment and related machinery); McElroy (winches and deck equipment); Sauerman (material handling machinery, bucket and components); and J & B (drilling rig machinery and related equipment).

     Friede Goldman France is a holding company with two operating subsidiaries:
Brissoneau & Lotz Marine S.A. ("BLM") and BOPP S.A. ("BOPP"). These entities are collectively referred to herein as the "BLM Companies." The BLM Companies represent the following brand names: BLM (deck equipment, including mooring, anchoring and cargo handling equipment such as deck cranes, provision cranes and hose handling cranes for general marine and merchant vessels); BLM Offshore (rack and pinion jacking systems used on offshore drilling jack-up rigs, mooring systems used on semi-submersible drilling rigs, and pedestal cranes used on drilling rigs), and BOPP (fishing winches for tuna seiners and related equipment. BOPP also includes the brand name Kerdranvant (steering gear for marine vessels).

     Drilling equipment typically consists of the items such as derricks, rotary tables, top drive units, blow out preventers, pipe handling equipment, mud pumps, etc. required to conduct drilling operations. Marine deck equipment typically consists of mooring, anchoring, cargo handling equipment, pedestal cranes, skidding equipment and rig jacking equipment (on jackup rigs). In connection with most major retrofit, conversion or new build projects, the owner of the drilling unit contracts directly with the suppliers of drilling and marine deck equipment for the purchase of such equipment for the rig. Typically such equipment will be installed by the shipyard, and is often referred to as Owner Furnished Equipment or "OFE". Through the acquisition of the BLM Companies and the merger with HMG, the Company has developed the Engineered Products segment. The Company's Engineered Products segment has the capability to supply a wide variety of marine deck equipment to its offshore drilling unit customers and to participate in the market for the marine deck equipment on drilling units being modified or constructed by other shipyards. The combined companies of the Engineered Products segment are also involved in the design and manufacturing of marine equipment for marine shipyards throughout the world (for fitting on cruise liners, bulk carriers, cargo vessels, tankers, LNG's etc.) and are the leading provider of large marine cranes for the world's offshore construction contractors.

     After-Market Sales and Service. The Engineered Products segment also sells parts and service to support its products once they are delivered. It has a service team who performs repair services worldwide and it maintains an inventory of spare parts to support its products.

DESCRIPTION OF OPERATIONS

  Offshore Segment

     Through its Offshore segment, 1999 operations of the Company consisted of several conversion, retrofit and repair projects for offshore drilling contractors and work on the new build completion of three semi-submersible offshore drilling units. Additionally, through its merger with HMG, the Company was performing the new construction of three semi-submersible drilling units; although, at year-end, fabrication on two of these units had been delayed. (See
Item 14 -- Note 14 of the Notes to the Consolidated Financial Statements for additional information regarding the status of these two units.) Also, two semi-submersible rigs were under conversion. Significant conversion or retrofit projects generally take 8 to 14 months to complete, whereas certain repair projects may require only 1 to 3 months to complete. New rig construction projects can require from 18 to 30 months to complete.

     Conversions. Conversions consist generally of the conversion of one type of drilling rig into a different type, such as the conversion of a slot jackup to a cantilevered jackup, the conversion of a submersible rig to a semi-submersible rig, or the conversion of a drilling rig or tanker into an FPF. FPF conversions typically require the demolition and removal of all drilling equipment and substructure (including the derrick system, rotary system, tubulars, mud treating and pumping units and well control systems) and the reconfiguration of the decks to accommodate heavy skid mounted processing modules, production risers and handling equipment. This production equipment is then interconnected through the installation of piping, electrical wiring and walkways. Because production, processing and storage facility additions typically increase a rig's variable deck load, the Company is typically required to complete hull reinforcements and buoyancy and stability enhancements.

     The Company completed two conversions in 1999 and performed the final outfitting of one other rig conversion. At December 31, 1999, the Company was in the process of converting one submersible into a semi-submersible and had entered into contracts to convert one additional submersible into a semi-submersible and one jackup into a production unit.

     Retrofits. Retrofits consist generally of improvements to the technical capabilities, tolerances and systems of drilling and production equipment. Retrofits performed on semi-submersible rigs include buoyancy and stability enhancements (typically pontoon extensions and additional column sponsons) and the addition or improvement of self-propulsion systems, positioning thrusters and self-contained mooring systems. Jackup retrofits include strengthening and extending the rig legs and reinforcing the spud cans on the existing legs. The Company is also capable of upgrading living quarters and facilities to accommodate harsh environment drilling conditions and to meet North Sea regulatory requirements, improving ventilation systems and strengthening or replacing heliports to accommodate larger aircraft.

     At December 31, 1999, the Company was in the process of retrofitting two semi-submersible drilling units.

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

     New Completion and Construction. The FGO East Facility was designed specifically for the efficient new build completion and construction of offshore drilling rigs. Moreover, the combined capacity of the FGO East Facility (which now has the added capacity of the Pascagoula facility acquired in the HMG merger) and the FGO West Facility allows the Company to work on new build completion and construction projects without any significant loss in its capacity to perform conversion, retrofit and repair projects. In addition, through the merger with HMG, FGOT's Orange Facility is ideally suited for the construction of semi-submersible rigs. During 1999, the Company was working on the new build completion of three semi-submersible hulls and the construction of three new build semi-submersible drilling rigs. At year end, fabrication on two of the new build units had been delayed. (See Item 14 -- Note 14 of the Notes to the Consolidated Financial Statements for additional information regarding the status of these two units.) A new build completion involves performing the addition of decks, quarters, equipment installation and final outfitting of an existing bare deck hull, while the construction of new build semi-submersibles involves the above activities as well as building the hull.

     Design and Engineering Services. Through its FGL subsidiary, the Company performs design and engineering of offshore drilling and production units, including jackups, semi-submersibles, drillships and floating production, storage and offloading vessels.

  Vessels Segment

     Through the HMG merger, the Company added the operations of the Vessels segment effective November 3, 1999. At December 31, 1999, Vessels segment activities included the design, new construction, conversion and repair of ocean-going vessels including offshore support vessels ("OSV's"), double hull fuel barges, oceanographic research and survey ships, high speed patrol boats and ferries, tug boats, tow boats and offshore barges. The Vessels segment also provides a wide variety of repair and conversion services for vessels and barges that service the offshore energy and commercial markets.

     Design and New Construction. Through its Vessels segment, the Company conducts its new construction and conversion operations for vessels at seven shipyards. These shipyards employ advanced manufacturing techniques including modular construction methods, advanced welding techniques, panel line fabrication, computerized plasma arc metal cutting and automated sandblasting and painting. The Company conducts its design activities at its engineering facility located near corporate headquarters. At December 31, 1999, the Company had 52 vessels under construction or conversion.

     Repairs and Conversions. The Company performs a broad range of repair work for vessels and barges that service the offshore energy and commercial markets, including general repair and conversion and, gas freeing and cleaning services on tank barges that carry fuels or other hazardous cargoes. In addition, its conversion activities include the conversion of single hull barges to double hull barges.

  Engineered Products Segment

     Through its Engineered Products segment, the Company designs, manufactures, and services cranes, mooring, anchoring, rack-and-pinion jacking systems, cargo handling equipment, deck machinery and equipment and steering systems. The Company has the capability to outfit rigs for existing customers and to supply other offshore rig manufacturers with rig kits consisting of legs, jacking systems, anchoring winches and offshore handling cranes and other marine deck equipment, including spare parts and after sale services.

     Cranes, Mooring Systems, and Marine Deck Equipment. As of December 31, 1999, the Engineered Products segment was performing work on several major new equipment and after-market upgrades in the course of the Group's normal business. In view of the Company's broad international scope of operations, the design, procurement and project management functions were performed in the Group's U.S. facilities for AmClyde projects and at the BLM facility in Nantes, France. Primary manufacturing was performed at the Group's Gulf Coast Division in Slidell, Louisiana, and at BLM in France, with a significant percentage at various global subcontracting facilities.

     The Engineered Products Group was involved in manufacturing several major projects during the year: a 600-ton kingpost crane, a specialty "J-Lay" pipelaying system, a 150-metric ton floating crane, three 50-ton pedestal cranes, two floating 115-ton cranes, upgrading a very large marine crane, two shipsets of deepwater mooring systems for semi-submersible drilling rigs, three 80-ton kingpost cranes, one rig-set of jacking units for a jack-up drilling rig, and anchor windlasses and mooring equipment for the world's largest cruise liner.

     Marine deck equipment is typically manufactured to individual customer specifications based on the planned application of the equipment. Manufacture of the equipment required to complete a customer's order may require from a few weeks to several months.

     After-Market Sales and Service. The Engineered Products segment also sells parts and service to support its products once they are delivered. It has a service team that performs repair services worldwide and it maintains an inventory of spare parts to support its products.

CUSTOMERS AND MARKETING

  Offshore Segment

     The Company's Offshore segment customers are primarily offshore drilling contractors, many of whom have been customers of the Company for more than 15 years. The Company believes that it has developed strong relationships with its customer base. The Company's marketing efforts are conducted from its sales offices in Houston and target drilling contractors located primarily in the Gulf Coast area, South America and in Europe. The Company's sales staff attempts to identify future contracts by contacting its clients on a regular basis in order to anticipate projects that will be competitively bid or negotiated exclusively with the Company.

  Vessels Segment

     The Company's Vessels segment customers are primarily offshore energy service companies, domestic and foreign governments, and other commercial inland and near coastal shipping enterprises. The Company's marketing efforts for its Vessels segment are coordinated at the Company's headquarters in Gulfport, Mississippi. The sales staff attempts to identify future contracts by contacting its clients on a regular basis in order to anticipate projects that will be competitively bid or negotiated exclusively with the Company.

  Engineered Products Segment

     The Company's Engineered Products segment customers include offshore drilling contractors, offshore marine construction contractors, oil companies and operators in the offshore oil production sector, other shipyards, cruise lines, shipping companies on-land construction contractors, general merchant marine, the fishing industry, and the U.S. Government. Marketing efforts of this segment are conducted through its offices in St. Paul, Minnesota with satellite offices in Houston, Texas; Metairie, Louisiana; Slidell, Louisiana; Covington, Louisiana; and Gulfport, Mississippi and in concert with other of the Company's domestic marketing efforts. The Engineered Products segment also has a marketing office at its BLM headquarters in Nantes, France and sales representatives in various locations in Europe, China and Asia.

  Significant Customers

     A large portion of the Company's revenue has historically been generated by a few customers although not necessarily the same customers from year-to-year. For example, the Company's largest customers (those which individually accounted for more than 10% of revenue in a particular year) collectively accounted for 70%, 66%, and 62% of revenue for 1997, 1998, and 1999, respectively. For 1999, the Company earned more than 10% of its revenue from Noble Drilling Corporation, Marine Drilling Corporation and Ocean Rig ASA. In 1999, the Company derived more than 10% of its revenue from each of three companies. Because the level of new construction, conversion, retrofit or repair work that the Company may provide to any particular customer depends on the size of that customer's capital expenditure budget devoted to such projects in a particular year, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years.

CONTRACT STRUCTURE AND PRICING

     The Company generally performs conversion, retrofit and repair work pursuant to contracts that provide for a portion of the work to be performed on a fixed-price basis and a portion of the work to be performed on a cost-plus basis. New construction projects typically involve a greater portion of the work performed on a fixed-price basis. In many cases, the Company commences work with respect to certain portions of a drilling rig or vessel conversion, retrofit or repair project on a cost-plus arrangement as soon as the drilling rig or vessel arrives in the Company's shipyard, and, thereafter, the scope and pricing arrangements with respect to other aspects of the project are negotiated. In the interest of expediting the completion of a conversion, retrofit or repair project, a drilling rig or vessel may arrive in the Company's shipyard before the design work for such project is finished or before all necessary budgetary approval for such project has been reviewed at the appropriate level of management of the customer. In many of these cases, the portion of the project as to which no firm pricing arrangement has been agreed to at the time the drilling rig arrives at the Company's shipyard ultimately becomes a significant portion of the overall project. In addition, the scope of the services to be performed with respect to a particular drilling rig often increases as the project progresses due to additional retrofits or modifications requested by the customer or additional repair work necessary to meet the safety, environmental or construction standards established by the U.S. Coast Guard or other regulatory or vessel classification authorities.

     With respect to the fixed-price portions of a project, the Company receives the price fixed in the contract for such aspect of the project, subject to adjustment only for change orders placed by the customer. In its Offshore segment, the Company typically receives a significant number of change orders on each of its fixed-price projects as to which the Company and its customer negotiate a separate charge. With respect to fixed-price contracts, the Company generally retains the ability to capture cost savings and must absorb cost over-runs. Under cost-plus arrangements, the Company receives specified amounts in excess of its direct labor and materials cost and so is protected against cost overruns but does not benefit directly from cost savings. The Company generally prices materials at a mark-up under its contracts. The Company has recently realized a majority of its revenue under fixed-price contracts, although historically the percentages of revenue it has derived from fixed-price contracts and cost-plus contracts have fluctuated significantly from project to project and from period to period based on the nature of the projects involved, the type of pricing arrangements preferred by its customers, the timing of the commencement of work on a project in relation to the timing of the completion of the negotiation and contracting process, and other factors.

     Cranes, mooring systems, and marine deck equipment are generally sold pursuant to fixed-price contracts.

COMPETITION

     The Company believes that its reputation for quality and reliability, its long-standing relationships with most of the large drilling contractors, energy service companies, domestic and foreign governments and other commercial enterprises, its experienced management team, its existing skilled labor force and its extensive fabrication experience with drilling rigs and marine vessels are its key advantages in competing for projects. In the Offshore segment businesses, the Company competes in a global market with companies based in the United States, Europe and Asia. The Company believes that its long-term investment in the design of new drilling rigs and production units will provide it with a competitive advantage with respect to the new rig construction business.

     The Company's Offshore segment competes in a local market against other companies based on the Gulf Coast for repair projects for drilling rigs that operate in the Gulf of Mexico. The market for smaller retrofit and conversion projects is also primarily local, but the market for larger retrofit and conversion projects includes international competitors. The Company believes it competes favorably against companies located in Europe or the Far East for retrofit and conversion projects relating to drilling rigs operating in the Gulf of Mexico and, to a lesser extent, rigs operating offshore West Africa and South America due to, among other things, high European labor costs and the Company's favorable geographical location. The Company believes that the addition of the Marystown Facilities with their lower costs structure, enables the Company to compete favorably for retrofit and conversion projects relating to drilling rigs operating in the North Sea and offshore Canada.

     In the Vessels segment, the Company offers a wide range of products. The number and identity of competitors on particular projects vary greatly, depending upon the type of vessel and the size of the project. There are several domestic shipyards that compete with the Company for domestic shipbuilding contracts depending upon the nature of the project. Most of the Company's domestic competitors are significantly smaller than the Company. In pursuing international contracts, the Company also competes with many foreign shipyards, some of which are subsidized by their governments. In the vessel repair business, the Company believes that it is the second largest participant on the Gulf Coast; and, in addition to the one large competitor, it competes with numerous repair yards along the Gulf Coast.

     The Company competes in a global market in the design and manufacture of deck equipment, although several competitors are domestically based. The Company's Engineered Products segment competes with several domestic and foreign manufacturers in the market for offshore marine cranes and shipyard gantry cranes, and mooring systems.

     The Company believes that certain barriers exist that prevent new companies from competing with the Company for new rig and vessel construction, conversion, retrofit and repair activities including the investment required to establish an adequate facility, the difficulty of locating a facility adjacent to an adequate waterway due to environmental and wetland regulations, and the limited availability of experienced supervisory and management personnel. Although new companies can enter the market for repair projects and small retrofit and conversion projects more easily, management believes these factors will likely limit the increase in domestic competition for larger projects, especially major conversions and retrofits and new rig constructions.

BACKLOG

     As of December 31, 1999, the Company's backlog was approximately $689.1 million, approximately 73% of which management expects to be performed within the 12 months ending December 31, 2000. The Company's backlog as of December 31, 1998 was approximately $364.7 million.

     The Company's backlog is based on management's estimate of future revenue attributable to (i) the remaining amounts to be invoiced with respect to those projects, or portions of projects, as to which a customer has authorized the Company to begin work or purchase materials and

(ii) projects, or portions of projects, that have been awarded to the Company as to which the Company has not commenced work. Management's estimates are often based on incomplete engineering and design specifications and as engineering and design plans are finalized or changes to existing plans are made, management's estimate of the total revenue for such projects is likely to change. In addition, many projects currently included in the Company's backlog are subject to termination at the option of the customer, although the customer in that case is generally required to pay the Company for work performed and materials purchased.

     In February 1999, the Company entered into a $143.2 million contract with a Brazilian company for the new build construction of a Friede & Goldman, Ltd. designed Millennium S.A. semi-submersible drilling rig. The contract contained a financing contingency which was not met; therefore, it is not included in the Company's backlog at December 31, 1999. The Company does not currently anticipate that this project will result in a firm contract.

MATERIALS

     The principal materials used by the Company in its fabrication business are standard steel shapes, steel plate, pipe, welding wire and gases, fuel oil, gasoline and paint. Other materials used in large quantities include aluminum, steel pipe, electrical cable and fittings. Similar materials are used in the manufacture of cranes, moorings, and marine deck equipment. In addition, electric motor components, steel forgings and castings are used. The Company believes that such materials are currently available in adequate supply from many sources. The Company does not depend upon any single supplier or source. The Company seeks to obtain favorable pricing and payment terms for its purchases by coordinating purchases among all of its facilities and buying in large quantities. The Company has not engaged, and does not presently intend to engage in hedging transactions with respect to its purchase requirements for materials.

SAFETY AND QUALITY ASSURANCE

     Management is concerned with the safety and health of the Company's employees and maintains a stringent safety assurance program to reduce the possibility of accidents. The Company's safety department establishes guidelines to ensure compliance with all applicable foreign, federal and state safety regulations. The Company provides training and safety education through orientations for new employees and subcontractors, weekly crew safety meetings and first aid and CPR training. The Company also employs emergency medical technicians and registered nurses as in-house medics. The Company has a comprehensive drug program and conducts periodic employee health screening. A safety committee, whose members consist of management representatives and field supervisors, meets monthly to discuss safety concerns and suggestions that could prevent future accidents. The Company has contracted with a third party safety consultant to provide training and suggestions and a licensed emergency medical technician in its ongoing commitment to a safe and healthy work environment. Similar practices are in place at the Company's foreign facilities. The Company believes that its safety program and commitment to quality are vital to attracting and retaining customers and employees.

     Many of the Company's properties construct according to the standards of certain regulatory and quality organizations including: the American Bureau of Shipping, Det Norske Veritas, American Petroleum Institute, the American Welding Society, the American Society of Mechanical Engineers and specific customer specifications. The Company's international operations fabricate according to certain of the above standards and certain additional standards, including those of the Lloyds Registry of Shipping, the Canadian Welding Bureau and Bureau Veritas. All of the Company's welding and fabrication procedures are performed in accordance with the latest technology and industry requirements. The Company's Engineered Products businesses are quality certified ISO9001 by Det Norske Veritas. The Company also maintains training programs at each of its facilities to train skilled personnel and to maintain high quality standards. Management believes that these programs enhance the quality of its products and reduce their repair rate.

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

     The federal Resource Conservation and Recovery Act ("RCRA") and similar state laws regulate the generation, treatment, storage, disposal, and other handling of solid wastes, with the most stringent regulations applying to solid wastes that are considered hazardous wastes. RCRA also may impose stringent requirements on the closure, and the post-closure care, of facilities where hazardous waste was treated, disposed of or stored. The Company generates solid waste, including hazardous and non-hazardous waste, in connection with its routine operations. Management believes that the Company's wastes are handled properly under RCRA.

     Amendments to the federal Clean Air Act in 1990 resulted in numerous changes which the Environmental Protection Agency and similar state agencies fully implemented by regulations. The Company does not expect these Clean Air Act amendments to result in material expenses at its properties, but the amount of increased expenses, if any, resulting from such amendments is not presently determinable.

     In connection with the Company's purchase of the Marystown Facilities, the Newfoundland provincial government agreed to carry out and pay for a complete environmental assessment and remediation program. The Phase I investigation identified several issues surrounding possible subsurface contamination on site at one of the Marystown Facilities. As a result of Phase I findings, remediation work will commence at the shipyard facility in April 2000. Remediation efforts will include the removal of underground oil storage tanks, removal and proper disposal of contaminated soils and re-installation of new oil storage tanks at the shipyard facility. The Phase II investigation has been completed and additional environmental issues have been identified. The Company expects that additional remediation efforts will be required; however, the specific nature of these efforts is unknown at this time. The Newfoundland provincial government has agreed to bear the cost of remediation procedures associated with the Marystown Facilities and to indemnify the Company against any environmental liabilities associated therewith.

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

     Jones Act. The Jones Act requires that all vessels transporting products between U.S. ports must be constructed in U.S. shipyards, owned and crewed by U.S. citizens and registered under U.S. law, thereby eliminating competition from foreign shipbuilders with respect to vessels to be constructed for the U.S. coastwise trade. Many customers elect to have vessels constructed at U.S. shipyards, even if such vessels are intended for international use, in order to maintain flexibility to use such vessels in the U.S. coastwise trade in the future. In 1996 a legislative bill seeking to substantially modify the provisions of the Jones Act mandating the use of ships constructed in the United States for U.S. coastwise trade was introduced in Congress; however, it did not pass. Similar bills seeking to rescind or substantially modify the Jones Act and eliminate or adversely affect the competitive advantages it affords to U.S. shipbuilders have been introduced in Congress from time to time and are expected to be introduced in the future. Any recission or material modification of the Jones Act could adversely affect the Company's future prospects because many foreign shipyards with which the Company competes are heavily subsidized by their governments.

     OPA '90. Demand for double hull carriers has been created by the Oil and Pollution Act of 1990 ("OPA '90"), which generally requires U.S. and foreign vessels carrying fuel and certain other hazardous cargoes and entering U.S. ports to have double hulls by 2015. OPA '90 established a phase-out schedule that began January 1, 1995 for all existing single hull vessels based on the vessel's age and gross tonnage. The Company estimates that OPA '90 will require 66 barges engaged in domestic trade to be retrofitted or replaced by 2005 and another 22 such barges to be retrofitted or replaced by 2010.

     Title XI Loan Guarantee Amendments and OECD. In late 1993, Congress amended the loan guarantee program under Title XI of the Merchant Marine Act of 1936 ("MARAD"), to permit MARAD to guarantee loan obligations of foreign vessel owners who construct new vessels in the United States. As a result of these amendments, MARAD was authorized to guarantee loan obligations of foreign owners for foreign-flagged vessels that are built in U.S. shipyards on terms generally more advantageous than available under guarantee or subsidy programs of foreign countries. Under the OECD Accord, which was negotiated in December 1994, among the United States, the European Union, Finland, Japan, Korea, Norway and Sweden (which collectively control over 75% of the market share for worldwide vessel construction), the Title XI guarantee program will be required to be amended, once the OECD Accord is ratified by the United States, to eliminate the competitive advantages provided by the 1993 amendments to Title XI. In December 1995, a subcommittee of the Ways and Means Committee of the U.S. House of Representatives passed a bill providing for the implementation of the OECD Accord and elimination of the competitive advantages provided by the 1993 amendments to Title XI. To date, such bill has not been approved by either the U.S. House of Representatives or the U.S. Senate. If the OECD Accord is ratified by the U.S. (the only remaining party to the OECD Accord that has not yet ratified the OECD Accord), the OECD Accord would virtually eliminate all direct and indirect governmental shipbuilding subsidies by the party nations. Despite the fact that the OECD Accord will require the elimination of the competitive advantages provided to U.S. shipbuilders by the 1993 amendments to Title XI, management believes that the OECD Accord should significantly improve the ability of U.S. shipbuilders to compete successfully for international commercial contracts with foreign shipbuilders, many of which currently are heavily subsidized by their governments. Governmental subsidies to foreign shipbuilders currently range up to 19% of the vessel construction cost.

INSURANCE

     The Company maintains a property and casualty insurance program protecting it against damage caused by fire, flood, explosion and similar catastrophic events. The Company also maintains commercial general liability insurance including coverage for products and completed operations. The Company has in place both builder's risk and ship repairer's construction risk programs. The Company has workers' compensation and employers' liability insurance with respect to its operations that satisfies the Federal and State Workers' Compensation Acts and includes the U.S. Longshore and Harbor Workers Act and maritime and outer continental shelf endorsements. The Company currently maintains limits it deems are proper and necessary in the course of its business. Although management believes that the Company's insurance is adequate with respect to all of its domestic and international operations there can be no assurance that the Company will be able to maintain adequate insurance at rates which management considers commercially reasonable, nor can there be any assurance such coverage will be adequate to cover all claims that may arise.

     Some of the Company's contracts require a performance bond. The Company has arranged a facility with a group of insurance companies to provide these bonds when required.

     The Company's wholly-owned subsidiary, Offshore Marine Indemnity Company ("OMIC") acts as a fronted re-insurance captive company for the Company's worker's compensation program. This program provides both specific and aggregate insurance products which limit the exposure of OMIC. OMIC is not involved in any other business or any other lines of coverage.

EMPLOYEES

     The Company's workforce varies based on the level of ongoing fabrication activity at any particular time. As of December 31, 1999, the Company had approximately 9,860 employees, including 9,242 in the United States, 229 in Canada and 389 in France. Total workforce included contract labor of approximately 1,077 employees at December 31, 1999.

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

                                  RISK FACTORS

     THE COMPANY'S BUSINESS AND OPERATIONS DEPEND PRINCIPALLY UPON CONDITIONS PREVAILING IN THE OFFSHORE DRILLING INDUSTRY; CHANGES IN THAT INDUSTRY COULD MATERIALLY ADVERSELY AFFECT FRIEDE GOLDMAN HALTER'S OPERATING RESULTS.

     The level of demand for Friede Goldman Halter's services is affected by the level of demand for the services of offshore drilling contractors, including the demand for specific types of offshore drilling rigs having required drilling capabilities or technical specifications. This, in turn, is dependent upon the condition of the oil and gas industry and, in particular, the level of capital expenditures of oil and gas companies with respect to offshore drilling activities and the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development, and production activities. These capital expenditures are influenced by prevailing oil and natural gas prices, expectations about future prices, the level of activity in offshore oil and gas exploration, development and production, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions, and the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development and production activities.

     Over the past several years, oil and natural gas prices and the level of offshore drilling activity have fluctuated substantially. A significant or prolonged reduction in oil and natural gas prices or the expectation that prices will be lower in the future would likely depress offshore drilling and development activity which would reduce demand for the Company's services and could result in a material adverse effect on our operating results. Our business, including the types of projects it undertakes, will also be affected by other factors affecting offshore drilling contractors, including factors such as:

     - the condition and drilling capabilities of the existing offshore drilling rigs operated by offshore drilling contractors; and

     - the relative costs of building a new offshore drilling rig with advanced capabilities versus the costs of retrofitting or converting an existing offshore drilling rig to provide similar capabilities.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE RECENTLY COMPLETED THE MERGER WITH HALTER MARINE GROUP, INC. ANY FAILURE TO SUCCESSFULLY INTEGRATE THEIR OPERATIONS WITH OURS OR TO MANAGE THE COMBINED COMPANY COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

     Friede Goldman Halter has a brief operating history with respect to the HMG entities. The acquisitions caused a significant increase in our costs due to increased labor, lease rental and depreciation, amortization and interest expenses in 1999. If such activity were to continue at levels greater than management anticipates, our financial condition and results of operations could be materially adversely affected.

     The HMG merger involves the integration of separate companies that, prior to the closing of the merger transaction, have operated independently and have different corporate cultures. The process of combining the companies may be disruptive to our businesses and may cause an interruption of, or a loss of momentum in, these businesses as a result of the following difficulties, among others:

     - loss of key employees;

     - failures or delays in getting new contracts with present and potential customers of the former FGI or HMG as a result of their concerns related to the integration of FGI and HMG;

     - possible inconsistencies in standards, controls, procedures and policies between FGI and HMG and the need to implement, integrate and harmonize various business-specific operating procedures and systems, as well as company-wide financial, accounting, information and other systems; and

     - the diversion of management's attention from the day-to-day business of Friede Goldman Halter as a result of the need to deal with integration issues and the possible need to add management resources to do so.

     These disruptions and difficulties, if they occur, may cause us to fail to realize the revenue enhancements and operating efficiencies that it currently expects to result from the integration and may cause material adverse short-term and long-term effects on the operating results and financial condition of Friede Goldman Halter.

THERE IS A RISK OF CONTINUED LITIGATION BETWEEN FRIEDE GOLDMAN HALTER AND PETRODRILL

     In April 1998, TDI-Halter, L.P., now Friede Goldman Offshore Texas, L.P. ("FGOT"), a subsidiary of the Company, entered into contracts to construct two semi-submersible drilling rigs for Petrodrill IV Ltd. and Petrodrill V, Ltd. ("Petrodrill") with the combined contract value of $168.0 million (the "Contracts"). FGOT provided certain bonds issued by Fireman's Fund guaranteeing FGOT's performance under the Contracts. After FGOT commenced construction of the two rigs, FGOT began to experience delays in the production schedule and increased costs due, in whole or part, to delays caused by Petrodrill and by certain subcontractors nominated for FGOT's use by Petrodrill, and by FGOT's performing as the lead yard as opposed to a follow-on yard as anticipated by the parties.

     In April 1999, and in connection with a transaction whereby the Federal Maritime Administration ("MARAD") agreed to finance the Petrodrill rigs, FGOT and Petrodrill entered into an amendment to the Contracts that provided, among other things, for extensions to the delivery dates of approximately six months for each rig. Thereafter, production delays continued. Under the Contracts, FGOT is entitled to extensions of the delivery dates for permissible delay as defined in the Contracts ("Permissible Delay") and for delays caused by Petrodrill breaches of contract. FGOT notified Petrodrill that, as a result of such delays, it was entitled to additional extension of the delivery dates and to additional compensation. Petrodrill refused to acknowledge FGOT's right to extension of the delivery dates. Petrodrill was also advised that the rigs could not be completed by their respective existing delivery dates.

     Due to Petrodrill's refusal to grant extensions to the delivery dates FGOT notified Petrodrill in January 2000 that it was mitigating its and Petrodrill's damages by deferring certain fabrication efforts until engineering work could be completed so that construction could go forward in an efficient manner. FGOT also notified Petrodrill that it believed it was entitled to additional monetary compensation from Petrodrill as a result of delay, disruption, inefficiencies and other direct and indirect costs caused by, among other things, delays by Petrodrill and its nominated subcontractors and by FGOT being required to perform as the lead yard.

     On January 13, 2000, Petrodrill filed suit against the Company and FGO, in state court in Houston, Texas asserting, among other things, that the Company and FGO had tortiously interfered with FGOT's Contracts with Petrodrill, seeking injunctive relief and damages. On January 19, 2000, the case was removed to the federal district court in Houston (the "US litigation"). On January 27,

2000, the Company filed a counterclaim and FGOT filed a complaint against Petrodrill in the US litigation asserting breach of contract, and seeking monetary damages, reformation of contract and declaratory relief.

     On January 27, 2000, Petrodrill filed an action against FGOT in the court in London, England, (the "UK action") seeking essentially the same relief on different theories as it had in the US litigation. In March, the court in London dismissed Petrodrill's application for interim relief that FGOT was not entitled to cease construction work; confirmed that the proper jurisdiction and forum for the disputes was the court in London; and ordered a stay of the US litigation. As directed by the UK court, FGOT filed a counterclaim seeking monetary damages in an amount of at least $68.5 million, and extension of the delivery dates under various legal theories.

     In late March 2000, FGOT and Petrodrill reached an agreement, which is subject to various approvals, including that of MARAD and the Boards of Directors of each Company, to further amend the Contracts (the "Amendment No. 2"). Amendment No. 2 will stay the UK action for six months and dismiss the US litigation, with prejudice except as to FGOT's rights to pursue its enumerated claims against Petrodrill for additional compensation in the UK action. Under the Amendment, the delivery dates for the rigs will be extended until August 1, 2001 and November 1, 2001, respectively; Petrodrill will waive all of its claims against FGOT accruing prior to the Amendment, including its right to terminate the Contracts for events occurring prior to the Amendment; total liquidated damages for late delivery beyond the new delivery dates will be capped at $6.6 million for each rig; any future right of Petrodrill to terminate each Contract will accrue only if the respective rig is not delivered within 180 days of its extended delivery date, as such date may be further extended under other contractual provisions; and FGOT will credit Petrodrill up to $2 million per rig against any amounts awarded against Petrodrill, but only to the extent FGOT recovers against Petrodrill. After the six-month stay of the UK action, FGOT intends to vigorously pursue its claims for additional compensation.

     Notwithstanding the Amendment, the Company intends to proceed with construction of the rigs while pursuing any and all remedies available to it under the Contracts and applicable law. If the contract delivery dates are not extended as provided in Amendment No. 2 for any reason, including any failure to obtain an approval required for Amendment No. 2 to become effective, FGOT will not be in a position to deliver the rigs on or before the pre-Amendment delivery dates, or the date on which Petrodrill's contractual right to terminate the Contracts will accrue. Petrodrill's remedies upon termination include among others, the right to rescind the Contracts, transfer the rigs to FGOT, and demand reimbursement for all amounts paid, including amounts paid for owner furnished equipment. FGOT would likely not be in a position to meet such a demand, and if such demand was successfully asserted, it could have a material adverse effect on the Company.

     Based upon current estimates, the Company believes that it will incur approximately $60 million in costs in excess of the contract prices as adjusted for change orders, to complete the contracts. A provision for these excess costs has been provided in the Company's purchase accounting treatment of assets and liabilities acquired through the merger with HMG. The funding of these costs could have a significant impact on the Company's liquidity. The balance of the excess costs at December 31, 1999 was approximately $49.7 million and is included in the reserve for losses on uncompleted contracts in the consolidated balance sheets. Management expects such costs will be expended by the Company over eighteen months beginning in April 2000. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

FRIEDE GOLDMAN HALTER'S BUSINESS INVOLVES SIGNIFICANT OPERATING RISKS

     Friede Goldman Halter's activities involve the fabrication, refurbishment and repair of large steel structures, including drilling rigs and production units. These activities have inherent risks associ-ated with them that could result in significant injury and loss of life, severe damage and destruction of property and suspension of operations. These risks include:

     - operating hazards, including the operation of cranes and other heavy machinery;

     - the structural failure of a drilling rig or vessel;

     - liabilities associated with a defect in design or a failure or malfunction of a product developed or manufactured by Friede Goldman Halter;

     - marine accidents, including collisions with other vessels and sinkings;
       and

     - physical damage of Friede Goldman Halter's facilities caused by hurricanes or flooding.

     Litigation arising from any of these occurrences may result in Friede Goldman Halter being named as a defendant in lawsuits asserting large claims. Although we maintain and will continue to maintain insurance that we consider to be economically prudent, it cannot be assured that this insurance will be sufficient or effective under the circumstances. A successful claim for which we are not fully insured could have a material adverse effect on Friede Goldman Halter.

     If Friede Goldman Halter is unable to manage this expansion efficiently or effectively, or if we are unable to attract and retain additional qualified management personnel to run the expanded operations, this could result in a material adverse effect on Friede Goldman Halter.

FRIEDE GOLDMAN HALTER'S DEBT LEVEL REQUIRES THE ALLOCATION OF A SUBSTANTIAL PORTION OF OPERATING CASH FLOW TO PAY INTEREST.

     Friede Goldman Halter's debt level requires it to use a substantial portion of operating cash flow to pay interest on debt instead of for other corporate purposes. The inability to meet such cash flow requirements could have a material adverse effect on our liquidity.

     See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 14 -- Note 8 of the Notes to the Consolidated Financial Statements.

FRIEDE GOLDMAN HALTER'S INSURANCE PROTECTION COULD BE INSUFFICIENT OR
INEFFECTIVE.

     Although Friede Goldman Halter maintains such insurance protection as we consider economically prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all hazards to which we may be subject. In particular, due to the high cost of errors and omissions policies relating to the design of drilling rigs and production units, we do not carry insurance covering claims for personal injury, loss of life or property damage relating to such design activity. A successful claim for which Friede Goldman Halter is not fully insured could have a material adverse effect on us. Moreover, no assurance can be given that Friede Goldman Halter will be able to maintain adequate insurance in the future at rates that it considers economical.

FRIEDE GOLDMAN HALTER COULD BEAR FINANCIAL LOSSES IN CONNECTION WITH CONTRACTS STRUCTURED ON A FIXED-PRICE BASIS OR CONTRACTS CONTAINING LIQUIDATED DAMAGES PROVISIONS.

     A significant portion of Friede Goldman Halter's existing contracts are on a fixed-price basis. We would be liable for the full amount of any cost overruns under these fixed-price contracts. we generally attempt to cover anticipated increased costs through an estimation of these costs, which is reflected in the original price of the contract. However, revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of many factors, including changes in job conditions and variations in labor and equipment productivity over the term of the contract. The results of operations and financial condition of Friede Goldman Halter could be materially adversely affected if significant contracts are underpriced or revenue and gross profits on large projects are different from those originally estimated.

     The construction of offshore drilling rigs involves complex design and engineering and equipment and supply delivery coordination throughout construction periods that may exceed two years. It is not unusual in such circumstances to encounter design, engineering, equipment delivery schedule changes and other factors that impact the builder's ability to complete construction of the rig in accordance with the original contractual delivery schedule. Our rig construction contracts generally require the customer to compensate us for additional work or expenses incurred due to customer requested change orders or failure of the customer to provide us with design or engineering information or equipment, if specified in the contract for the customer to provide these items. Under these circumstances, we generally negotiate with the customer with respect to the amount of compensation to be paid to us following the time at which the change order was requested or the customer failed to provide us with items required by the contract to be provided by the customer to us. We are subject to the risk that we are unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred by us due to customer requested change orders or failure by the customer to timely provide items required to be provided by the customer. A failure to obtain adequate compensation for these matters could require us to record an adjustment to amounts of revenue and gross profit that were recognized in prior periods under the percentage of completion accounting method. Any such adjustments, if substantial, could have a material adverse effect on our results of operations and financial condition.

     Additionally, many of our existing contracts contain provisions requiring us to pay liquidated damages in the event that we fail to meet specified performance deadlines. It cannot be assured that we will not be required to make payments under these liquidated damages provisions or that the requirement to make payments will not have a material adverse effect on the Friede Goldman Halter's operating results.

     See Item 14 -- Note 14 of the Notes to the Consolidated Financial Statements for more information on specific contractual matters involving Friede Goldman Halter.

USE OF PERCENTAGE-OF-COMPLETION ACCOUNTING BY FRIEDE GOLDMAN HALTER COULD RESULT IN MATERIAL CHARGES AGAINST OUR EARNINGS.

     Most of Friede Goldman Halter's revenue is earned on a percentage-of-completion basis based generally on the ratio of total costs incurred to the total estimated costs. Accordingly, contract price and cost estimates are reviewed periodically as the work progresses, and adjustments to income proportionate to the percentage of completion are reflected in the period when such estimates are revised. To the extent that these adjustments result in a reduction or elimination of previously reported profits, we would have to recognize a charge against current earnings, which may be significant depending on the size of the project or the adjustment.

     See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FRIEDE GOLDMAN HALTER'S BUSINESS DEPENDS ON A FEW SIGNIFICANT CUSTOMERS

     Friede Goldman Halter expects that a significant portion of our revenues in any year will be derived from a few customers due to the relatively large nature of many of the projects we have historically undertaken and to the relatively small number of potential customers for projects related to the offshore oil and gas industry. The loss of a significant customer could result in a substantial loss of Friede Goldman Halter's revenue and could have a material adverse effect on our Company.

     Construction and conversion contracts from the U.S. Navy are important to our Vessels segment. Contracts from the U.S. Navy accounted for 13% of our total backlog at December 31, 1999. The reduced level of shipbuilding activity by the U.S. Navy during the past decade has resulted in fewer contracts and workforce reductions in the shipbuilding industry and has significantly intensified competition. Furthermore, the Company cannot assure you that the shipbuilding and conversion programs currently in progress will continue to be funded, or that those planned in the future by the U.S. Navy and other branches of the U.S. military will be implemented. Purchases of vessels by the U.S. government are generally subject to uncertainties inherent in the budgeting and appropriations process, which is affected by political events over which we have no control. Any significant reduction in the level of congressional appropriations for shipbuilding programs could have a material adverse effect on our vessels business.

     See "Business -- Customers and Marketing."

INCORRECT ESTIMATES OF EXPECTED REVENUE RESULTING FROM FRIEDE GOLDMAN HALTER'S BACKLOG OF PROJECTS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR COMPANY.

     Friede Goldman Halter's backlog is based on management's estimate of future revenue to be earned under projects as to which a customer has authorized us to begin work or purchase materials; and projects that have been awarded to us as to which we have not commenced work. Substantially all of the projects in our backlog are subject to change or termination by the customer, which could substantially reduce the amount of backlog currently reported and could have a material adverse effect on the Company's revenue, net income and cash flow.

     In the case of a termination, the customer is required to pay Friede Goldman Halter for work performed and materials purchased through the date of termination; however, due to the large dollar amounts of backlog estimated for each of a small number of projects, amounts included in our backlog could decrease substantially if one or more of these projects were to be terminated by one or more of our customers. In particular, approximately 51.0% of our backlog as of December 31, 1999 was attributable to six projects with four different customers. A termination of one or more of these large projects or the loss of a significant customer could have a material adverse effect on Friede Goldman Halter's revenue, net income and cash flow for 2000.

     See "Business -- Backlog."

FRIEDE GOLDMAN HALTER COULD BE MATERIALLY ADVERSELY AFFECTED BY GOVERNMENT REGULATIONS

     Friede Goldman Halter's business and operations will be subject to and affected by various types of governmental regulation, including numerous federal, state and local environmental protection laws and regulations. Compliance with these laws is increasingly complex and expensive. We could be held strictly liable for damages to natural resources or threats to public health and safety, without regard to our negligence or fault. We could also be held liable for the conduct of or conditions caused by others or for its actions that were in compliance with all applicable laws at the time the acts were performed. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative and civil penalties and criminal prosecution.

     Since the Friede Goldman Halter will depend on the demand for our services from the oil and gas industry, changing taxes, price controls and other laws and regulations which affect the oil and gas industry in general could impact the operations of the combined company. The adoption of laws and regulations curtailing exploration and development drilling would adversely affect our operations by limiting demand for our services. We cannot determine to what extent our operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

     See "Business -- Government and Environmental Regulation."

LOSS OF KEY PERSONNEL MAY HAVE A MATERIAL ADVERSE IMPACT ON FRIEDE GOLDMAN
HALTER.

     Friede Goldman Halter's operations are dependent on the continued efforts of our executive officers. Although certain of our executive officers has entered into an employment agreement with Friede Goldman Halter, there can be no assurance that any individual will continue in such capacity for any particular period of time. The loss of key personnel, or the inability to hire and retain qualified employees, could have an adverse effect on our business, financial condition and results of operations. Friede Goldman Halter does not carry key-person life insurance on any of its employees.

COMPETITION AND EXCESS CAPACITY COULD PUT DOWNWARD PRESSURE ON FRIEDE GOLDMAN HALTER'S PRICING AND PROFIT MARGINS.

     The shipbuilding and offshore rig construction and conversion industries are highly competitive. During the 1990's the U.S. shipbuilding industry has been characterized by substantial excess capacity because of the significant decline in U.S. Navy shipbuilding spending, the difficulties experienced by U.S. shipbuilders in competing successfully for international commercial projects against foreign shipyards, many of which are heavily subsidized by their governments, and the decline in the construction of vessels utilized in the offshore energy industry. As a result of these factors, competition by U.S. shipbuilders for domestic commercial projects has increased significantly and has resulted in downward pressure on pricing and profit margins and may continue to do so in the future. Recently, there was an increase in demand for vessel construction, conversion and repair services, and this increased demand resulted in the redeployment of previously idle shipyard capacity or other shipyards shifting their focus to the types of products and services we currently provide. In addition, due to the increased demand for fabrication services involving the offshore oil and gas industry, it is possible that land or facilities with water access to the Gulf of Mexico that were previously not used in the fabrication business could be converted to use for this purpose. Any of these events could increase the amount of competition experienced by Friede Goldman Halter, which could have a material adverse effect on our revenue and profit.

     Friede Goldman Halter faces competitive pressures at every level of the offshore rig construction, conversion, retrofitting and repair markets. We compete in a global market for new rig construction projects against domestic, European and Asian new rig construction firms. This market is highly competitive because, among other things, some of our foreign competitors receive substantial subsidies from their governments and are able to take advantage of lower labor costs. Similarly, for larger rig conversion and retrofit projects, we face intense competition from both domestic and foreign firms. For smaller rig conversion, retrofit and repair projects, we compete against numerous companies based principally on the Gulf Coast. In addition, shipyards and other companies not previously engaged in the business can enter the market for these smaller conversion, retrofitting and repair projects quickly and at relatively low cost.

FRIEDE GOLDMAN HALTER HAS IN PLACE A STOCKHOLDER RIGHTS PLAN AND OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER BENEFICIALLY OWNS APPROXIMATELY 26% OF THE OUTSTANDING COMMON STOCK OF THE COMPANY; THIS COULD DISCOURAGE OTHER COMPANIES FROM ATTEMPTING TO ACQUIRE US.

     Friede Goldman Halter adopted its stockholder rights plan in December 1998 and shortly thereafter distributed rights to each of its stockholders. While Friede Goldman Halter believes that the rights plan is designed to strengthen its ability to negotiate with potential acquirors and to protect stockholders from coercive or abusive takeover tactics, the overall effect of the rights plan may be to delay, defer or prevent a change in control or the removal of existing management.

     The Chairman of the board of directors and Chief Executive Officer of Friede Goldman Halter, J. L. Holloway, beneficially owns approximately 26% of the outstanding shares of Common Stock of Friede Goldman Halter. Mr. Holloway has entered into a stockholder's agreement which will restrict his ability to dispose of these shares. The size of Mr. Holloway's holdings and the restrictions contained in the stockholder's agreement could also delay, defer or prevent a change in control or the removal of existing management.

IF FRIEDE GOLDMAN HALTER DOES NOT MAINTAIN MINIMUM EMPLOYMENT LEVELS, IT MAY BE SUBJECT TO FINANCIAL PENALTIES.

     In connection with its acquisition of the Marystown Facilities and the construction of the FGO East Facility, Friede Goldman agreed to maintain certain minimum levels of employment at each facility and is subject to financial penalties if it fails to do so. Under the terms of its acquisition of the Marystown Facilities, the Company is obligated to maintain a minimum of 1.2 million employee man-hours (including man-hours for management, labor, salaried and hourly employees) with respect to the shipyard operations acquired by the Company for each of the 1998, 1999 and 2000 calendar years. The Company agreed to pay liquidated damages of C$10 million for 1998 and C$5 million in 1999 and 2000 if such minimum number of man-hours is not attained in such year. The 1.2 million minimum man-hour requirement was met in 1998. The Company was not in compliance with the man-hour requirement for 1999. As of this report date, the Company has not received a waiver on its non-compliance with this requirement. The Company is discussing the matter of liquidated damages with the Province of Newfoundland with the final decision pending. If a waiver of the penalty or other suitable accommodations cannot be agreed upon with the Province of Newfoundland and a liquidated damages payment is required, it will be accounted for as an adjustment to the purchase price of the Marystown Facility.

     In addition, the County of Jackson, Mississippi has dredged the ship channel and constructed roads and other infrastructure related to the FGO East Facility, under an economic incentive program. However, in the event that the Company does not maintain a minimum employment level of 400 jobs at the FGO East Facility for each year during the primary term of its 20-year lease, the Company could face statutory penalties under Mississippi law, which include the repayment of the remaining balance of the $6.0 million loan incurred by the county to finance such improvements. No payments were due in 1998 or 1999 related to this obligation.

BUSINESS AND GEOGRAPHIC SEGMENTS

     Financial information about the Company's business and geographic segments may be found in Item 14 -- Note 16 of the Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES

  Corporate Headquarters

     The Company's corporate headquarters are located in Gulfport, Mississippi at the same site as the Company's Gulfport shipyard in two buildings that, together, occupy approximately 54,600 square feet of office space.

  Offshore Segment

     The Company's Offshore segment is headquartered in Pascagoula, Mississippi. The Offshore segment operates twelve shipyards where it performs the conversion, retrofit, repair and modification of existing offshore drilling rigs and the construction and equipping of new offshore drilling rigs. In addition to the yards dedicated to the Offshore segment, facilities included in the Vessels segment can also support the fabrication requirements of the Offshore segment.

     The principal shipyards dedicated to new construction within the Offshore segment are summarized in the table below.

                                                                COVERED
                                                              FABRICATION
                                                                 AREA
OFFSHORE -- NEW CONSTRUCTION                                    (SQUARE     OWN OR   EXPIRATION
PROPERTY NAME AND LOCATION                                     FOOTAGE)     LEASE       DATE
----------------------------                                  -----------   ------   ----------
FGO West Facility
  Pascagoula, Mississippi...................................    196,000     Lease       2005(1)
FGO East Facility -- South Yard
  Pascagoula, Mississippi...................................    400,000     Lease       2017(2)
FGO East Facility -- North End Yard
  Pascagoula, Mississippi...................................    220,000     Own           --
TDI-Halter Orange Shipyard
  Orange, Texas.............................................    600,000     Own           --

---------------

(1) The Company leases the shipyard from the Jackson County Port Authority pursuant to a long-term lease which expires in May 2005 with two additional ten-year options for renewal. In December 1996, the Company entered into a two-year lease for 160,000 square feet of this covered fabrication areas which adjacent to its current facility. The lease was extended for an additional 2 years in December 1998.

(2) The Company leases the FGO East Facility from Jackson County, Mississippi pursuant tso a long-term lease which expires in June 2017 with three additional extensions of ten years each.

     The principal shipyards dedicated to conversion and repair within the Offshore segment are summarized in the table below.

                                                          DRYDOCK FEATURES
                                   ---------------------------------------------------------------
                                                          MAXIMUM    MAXIMUM
                                                          LIFTING    VESSEL
OFFSHORE -- CONVERSION AND REPAIR              NUMBER    CAPACITY     WIDTH    OWN OR   EXPIRATION
PROPERTY NAME AND LOCATION          ACRES     DRYDOCKS   (TONS)(2)   (FEET)    LEASE       DATE
---------------------------------  --------   --------   ---------   -------   ------   ----------
TDI-Halter Childers Road
  Orange, Texas(1)..............         9      --            --        --     Lease       2000
TDI-Halter North Yard
  Port Arthur, Texas(1).........        17      --            --        --     Own           --
TDI-Halter Dock Yard
  Port Arthur, Texas
       -- Ship Mode.............       100       1        64,000       122
       -- Rig Mode..............       100       1        64,000       363     Lease       2009
TDI-Halter Central Yard
  Sabine Pass, Texas(1).........        32      --            --        --     Own           --
TDI-Halter Sabine Yard
  Sabine Pass, Texas(1).........        34      --            --        --     Own           --
TDI-Halter South Yard
  Sabine Pass, Texas............        21      --            --        --     Own           --
Marystown Facilities
  Marystown, Newfoundland,
  Canada (2 properties).........    60,000       1         3,000        64     Own(3)        --
                                    meters                tonnes

---------------

(1) Facility is temporarily closed until demand warrants reopening.

(2) In tons unless otherwise noted.

(3) The Company owns the Marystown Facilities in fee simple. The Company also assumed five water lot leases with the Canadian government which run through 2015 covering the water area next to each of the Marystown Facilities.

  Vessels Segment

     The Company's Vessels segment is headquartered within the Company's corporate headquarters in Gulfport, Mississippi. The engineering headquarters for the Vessels segment is located one-half mile from the corporate headquarters and contains approximately 33,600 square feet of office space, including a separate secure space for classified work. The Vessels segment operates seven shipyards principally dedicated to the new construction of marine vessels, although several of these facilities also can perform work for the Offshore and Engineered Products segments. The Vessels segment operates five shipyards dedicated to the repair and conversion of vessels and barges.

     The principal shipyards dedicated to new construction within the Vessels segment are summarized in the table below.

                                                                COVERED
                                                              FABRICATION
                                                                 AREA
VESSELS -- NEW CONSTRUCTION                                     (SQUARE     OWN OR   EXPIRATION
PROPERTY NAME AND LOCATION                                     FOOTAGE)     LEASE       DATE
---------------------------                                   -----------   ------   ----------
Equitable and Trinity Yachts Shipyards
  New Orleans, Louisiana(1).................................    225,000     Lease       2016
Halter Moss Point Shipyard
  Moss Point, Mississippi...................................    121,665     Own           --
Lockport Shipyard
  Lockport, Louisiana.......................................     97,000     Own           --
Moss Point Marine Shipyard
  Escatawpa, Mississippi....................................     75,000     Own           --
Gulfport Shipyards
  Gulfport, Mississippi.....................................    554,500     Own           --
Panama City Shipyard
  Panama City, Florida(2)...................................     35,000     Own           --
Port Bienville Shipyard
  Pearlington, Mississippi..................................     15,000     Own           --

---------------

(1) In March 2000, the Company entered into a purchase agreement to sell the yacht division of its Vessels to a Company whose controlling stockholder is the former Chief Operating Officer of the Company and is currently a member of the Board of Directors.

(2) Facility is temporarily closed until demand warrants reopening.

     The principal shipyards dedicated to repair and conversion within the Vessels segment are summarized in the table below:

                                                          DRYDOCK FEATURES
                                     -----------------------------------------------------------
                                                        MAXIMUM    MAXIMUM
                                                        LIFTING    VESSEL
VESSELS -- REPAIR AND CONVERSION              NUMBER    CAPACITY    WIDTH    OWN OR   EXPIRATION
PROPERTY NAME AND LOCATION           ACRES   DRYDOCKS    (TONS)    (FEET)    LEASE       DATE
--------------------------------     -----   --------   --------   -------   ------   ----------
Gretna Shipyard
  Harvey, Louisiana................   30        1         1,800       55     Lease       2001
Halter Gulf Repair Shipyard
  New Orleans, Louisiana...........   59        4        22,400      120     Lease       2016
Bludworth Bond -- Houston
  Shipyard, Houston, Texas.........   11        4         2,000       65     Own           --
Bludworth Bond -- Texas City
  Shipyard, Texas City, Texas......    4        3         4,500       80     Lease       2015
Halter-Calcasieu Shipyard
  Sulphur, Louisiana...............   35        3         2,200       60     Own           --

  Engineered Products Segment

     The Company's Engineered Products segment headquarters is located in St. Paul, Minnesota in two buildings that, together, occupy 47,000 square feet. The Engineered Products segment also operates small satellite sales offices in Houston, Texas; Metairie, Louisiana; Slidell, Louisiana; Covington, Louisiana; and Gulfport, Mississippi. Through the BLM Companies, it also leases office space in Carquefou, France; Pusan, South Korea; Shanghai, China and St. Petersburg, Russia.

     The Engineered Products segment utilizes six plants to manufacture its products. These manufacturing plants are summarized in the table below.

                                                                COVERED
                                                              FABRICATION
                                                                 AREA
                                                                (SQUARE     OWN OR   EXPIRATION
PROPERTY NAME AND LOCATION                                    FOOTAGE)(1)   LEASE       DATE
--------------------------                                    -----------   ------   ----------
Gulf Coast Manufacturing Division
(2 locations)
  Slidell, Louisiana........................................    155,000     Own          --
Covington Manufacturing Division
  Covington, Louisiana......................................     46,000     Own          --
Gulfport Manufacturing Division
  Gulfport, Mississippi.....................................     30,000     Own          --
BLM Properties (2 properties)
  Carquefou and Lanveoc, France.............................    100,000
                                                                 meters      Own         --

---------------

(1) In square feet unless otherwise noted.

  Other Properties

     The Company also leases office space in Jackson, Mississippi, New Orleans, Louisiana and Houston, Texas.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various claims and legal actions arising in the ordinary course of business. See Item 14 -- Notes 13 and 14 to the Consolidated Financial Statements for more information on legal and contractual matters involving the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 3, 1999, stockholders of FGI voted affirmatively on the following matters: (i) approval of the HMG merger agreement; (ii) approval of a proposal to increase the number of authorized directors to 11, and (iii) approval of an amendment to the FGI 1997 equity incentive plan to: (a) increase the number of shares available for grant; and (b) to increase the number of options which may be granted to some executive officers of FGI and HMG pursuant to the transactions contemplated by the merger agreement. Stockholders did not approve an amendment to the FGI charter to make the provision relating to the indemnification of the officers and directors of FGI as favorable as the indemnification provided to the then current officers and directors of HMG under the HMG charter.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The Executive Officers of the Company are elected annually to serve for the ensuing year or until their successors have been elected. The following table sets forth certain information with respect to the executive officers of the
Company:

NAME                                   AGE                       POSITION
----                                   ---                       --------
J.L. Holloway........................  55     Chairman and Chief Executive Officer
John F. Alford.......................  40     President and Chief Operating Officer
John Dane III........................  48     Vice-Chairman, Former President and Chief
                                                Operating Officer
Rick S. Rees.........................  46     Executive Vice President and Chief Financial
                                                Officer
Ronald W. Schnoor....................  46     Executive Vice President, Offshore Operations
Richard T. McCreary..................  44     Group President, Halter Marine
Richard J. Juelich...................  48     Group President, Engineered Products Group
Maureen O'Connor Sullivan............  51     Senior Vice President, General Counsel and
                                                Secretary

     Set forth below are descriptions of the backgrounds of the executive officers and directors of the Company and their principal occupations for the past five years:

     J. L. Holloway has served as the Chairman of the Board, Chief Executive Officer and President of the Company since April 1997. In addition, Mr. Holloway has served as the Chairman of the Board, Chief Executive Officer and President of HAM Marine (now Friede Goldman Offshore, Inc., "FGO") from its formation in 1982 until April 1997, and from April 1997 Mr. Holloway has been the Chairman of the Board of FGO. Mr. Holloway serves as a Director of Delta Health Group, a company that operates and manages health care facilities in the South and as President of State Street Properties, Inc., a commercial real estate development firm headquartered in Mississippi. Mr. Holloway also serves as a Director of Bancorp South, a publicly traded company.

     John Dane III has served as Vice-Chairman of the Board of Directors since November 3, 1999. He served as President and Chief Operating Officer from November 3, 1999 through January 12, 2000 when he resigned his officer positions with the Company.

     John F. Alford has served as President and Chief Operating Officer since March 23, 2000. Prior to this, he served as Executive Vice President of the Company since December 1997. He served as Senior Vice President and Chief Financial Officer of the Company from May 1997 to December 1997. Mr. Alford joined FGO in 1996. Mr. Alford began his career in banking and previously served as a member of the Board of Directors and as Chief Operating Officer of Baton Rouge Bank and Trust Company, and a related financial firm, for more than the past five years.

     Rick S. Rees has served as Executive Vice President and Chief Financial Officer since November 3, 1999. Mr. Rees joined HMG in April 1997 and was serving as Board member,

Executive Vice President and the Chief Financial Officer at the time of the merger between HMG and FGI. Mr. Rees has been involved in the marine industry since 1975. Prior to joining the Company, Mr. Rees was President of Maritime Holdings, Inc., the parent company of Texas Drydock, Inc., a company with operations in the offshore rig construction, conversion and repair business which was acquired by HMG in April 1997. From 1989 to 1996, he was President of Maritime Capital Corporation, a marine finance company. From 1975 to 1983, he was with Halter Marine, Inc., an antecedent of Halter Marine Group, Inc., and served in several capacities, including Chief Financial Officer and as a director of the Company. Mr. Rees is a certified public accountant.

     Ronald W. Schnoor has served as Executive Vice President of the Company since November 1998. He served as President of FGO from April 1997 and as the Vice President, Manager of Operations of since 1992. Mr. Schnoor joined FGO in 1984 and previously served as both Senior Project Engineer and as a Project Manager.

     Richard T. McCreary has served as Group President, Halter Marine, since March 23, 2000. Prior to this, he served as Senior Vice President, Administration and Repair since November 3, 1999. Mr. McCreary joined HMG in April 1997 and was serving as Senior Vice President, Administration and Repair at the time of the merger between HMG and FGI. From April 1995 to 1997, Mr. McCreary served as President Gulf Division, Maritrans Operating Partners. From 1990 to 1995, Mr. McCreary served as Vice President Operations, Canal Barge Company, Inc.

     Richard J. Juelich has served as Group President, Engineered Products Group since November 3, 1999. Mr. Juelich joined HMG in November 1997 and was serving as Group President, Engineered Products Group at the time of the merger between HMG and FGI. From 1995 to 1997, Mr. Juelich served as President of AmClyde Engineered Products, which was acquired by the Company in 1997. Mr. Juelich has served as Chief Operating Officer of AmClyde Engineered Products since 1992.

     Maureen O'Connor Sullivan has served as Senior Vice President, General Counsel and Secretary since November 3, 1999. Ms. Sullivan joined HMG in August 1997 and was serving as Senior Vice President, General Counsel and Secretary of HMG at the time of the merger between HMG and FGI. In private practice with the McGlinchey Stafford law firm from 1979 to 1997, partner since 1984, specializing in business law and complex commercial litigation. Manager of the firm's Dallas office and member of its Management Committee from 1989-1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     During most of 1998, the Company's Common Stock was traded on the Nasdaq National Market. On December 1, 1998, the Company's Common Stock began trading on the New York Stock Exchange. At March 20, 2000, there were 2,375 stockholders of record of the Common Stock. The Company estimates that an additional 27,075 stockholders held the Common Stock in street name as of such date. The Company's Common Stock was first listed for quotation on the Nasdaq National Market on July 22, 1997. The following table sets forth the high and low sales price per share of the Common Stock, as quoted on the Nasdaq National Market through November 30, 1998 and on the New York Stock Exchange from December 1, 1998 through December 31, 1999, for the periods indicated.

                                                         1999
                                                    ---------------
QUARTER                                              HIGH     LOW
-------                                             ------   ------
First.............................................  $17.44   $ 9.94
Second............................................   19.19    12.63
Third.............................................   14.00    10.13
Fourth............................................   10.75     6.50

                                                         1998
                                                    ---------------
QUARTER                                              HIGH     LOW
-------                                             ------   ------
First.............................................  $35.50   $20.56
Second............................................   41.88    26.00
Third.............................................   30.00    10.25
Fourth............................................   18.94     9.75

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

SALES OF UNREGISTERED SECURITIES

     In December 1999, the Company issued an aggregate of 90,000 shares of its Common Stock pursuant to a Sale and Purchase Agreement dated November 22, 1999 between FGH and a company for the purchase of a jackup barge. The issuance of such shares was the only issuance or sale of securities by the Company during its most recently completed calendar year which was not registered under the Securities Act. Such issuance was conducted in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. Furthermore, the certificate issued representing the Company's securities in connection with this transaction contained a restrictive legend. The shares are listed with the New York Stock Exchange.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data as of the dates and for the periods indicated. The historical financial data set forth below are derived from the audited consolidated financial statements of the Company and the Company's predecessor companies, F&G Ltd. and HAM Marine (collectively, the "Predecessors"). The consolidated financial statements include the accounts of FGH, Inc. and its wholly-owned subsidiaries, including, among others, Friede Goldman Offshore, Inc. ("FGO"), Friede & Goldman, Ltd. ("FGL"), Friede Goldman Newfoundland Limited ("FGN"), Friede Goldman France S.A.S. ("FGF"), and Halter Marine, Inc. ("Halter") (collectively referred to as the "Company"). These consolidated statements include the accounts of FGN for all periods subsequent to January 1, 1998, FGF for all periods subsequent to February 5, 1998, Halter for all periods subsequent to November 3, 1999 and all other subsidiaries from their dates of incorporation. All significant intercompany accounts and transactions have been eliminated. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements of the Company and the related notes thereto.

                                                    YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------
                                         1999        1998       1997      1996      1995
                                      ----------   --------   --------   -------   -------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Contract revenue earned.............  $  479,698   $382,913   $113,172   $21,759   $19,865
Cost of revenue earned..............     474,391    293,712     75,236    15,769    13,510
                                      ----------   --------   --------   -------   -------
  Gross profit......................       5,307     89,201     37,936     5,990     6,355
Selling, general and administrative
  expenses..........................      42,475     32,365     11,963     6,673     3,862
Amortization of goodwill............       1,576        334        134        --        --
                                      ----------   --------   --------   -------   -------
  Operating income (loss)...........     (38,744)    56,502     25,839      (683)    2,493
Other income (expense):
Interest expense, net...............      (9,172)      (201)       673      (448)     (197)
Gain (loss) on asset sales..........          (8)      (374)     3,922       349     1,869
Other...............................         (43)        38        776     3,571       756
                                      ----------   --------   --------   -------   -------
  Income (loss) before income
     taxes..........................     (47,967)    55,965     31,210     2,788     4,921
Income tax expense (benefit)........     (17,141)    20,679      7,941        --        --
                                      ----------   --------   --------   -------   -------
          Net income (loss).........  $  (30,826)  $ 35,286   $ 23,269   $ 2,788   $ 4,921
                                      ==========   ========   ========   =======   =======
PRO FORMA NET INCOME:
Net income as reported above........                          $ 23,269   $ 2,788   $ 4,921
Pro forma income taxes(1)...........                            (3,980)   (1,032)   (1,821)
                                                              --------   -------   -------
          Pro forma net income......                          $ 19,289   $ 1,756   $ 3,100
                                                              ========   =======   =======
Net income (loss) per share:
  Basic.............................  $    (1.18)  $   1.46   $   1.10   $  0.15   $  0.27
  Diluted...........................       (1.18)      1.43       1.09      0.15      0.27
Pro forma net income per share:
  Basic.............................                          $   0.92   $  0.10   $  0.17
  Diluted...........................                              0.91      0.10      0.17
Weighted average shares outstanding
  Basic.............................      26,148     24,211     21,065    18,400    18,400
  Diluted...........................      26,148     24,599     21,297    18,400    18,400

                                                    YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------
                                         1999        1998       1997      1996      1995
                                      ----------   --------   --------   -------   -------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF CASH FLOWS DATA:
Cash provided by (used in) operating
  activities........................  $  (61,061)  $ 21,088   $ 52,122   $ 4,875   $   269
Cash used in investing activities...      (4,747)   (77,299)   (26,541)   (3,866)   (2,410)
Cash provided by (used in) financing
  activities........................      39,558     41,156     29,947      (706)    2,581
OTHER FINANCIAL DATA:
Depreciation and amortization.......  $   13,127   $  5,875   $  1,608   $   696   $   425
Capital expenditures................       7,502     60,738     26,595     2,357     2,670
EBITDA(2)...........................     (25,439)    62,155     28,464     1,092     2,919
BALANCE SHEET DATA:
Working capital.....................  $   83,819   $  5,859   $ 45,522   $ 1,104   $ 2,714
Net property, plant and equipment...     334,642    139,078     11,817     5,546     4,079
Total assets........................   1,000,892    314,560    142,555    27,582    14,980
Long-term debt......................     299,075     45,863     25,767     2,853     3,270
Stockholders' equity................     248,121     85,290     63,805     6,219     5,255

---------------

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

(2) EBITDA represents operating income plus depreciation, amortization and non-cash compensation expense related to the issuance of stock and stock options to employees. EBITDA is not a measure of cash flow, operating results or liquidity as determined by generally accepted accounting principles. The Company has included information concerning EBITDA as supplemental disclosure because management believes that EBITDA is commonly accepted as providing useful information regarding a company's historical ability to incur and service debt. Management of the Company believes that factors which should be considered by investors in evaluating EBITDA include, but are not limited to, trends in EBITDA as compared to cash flow from operations, debt service requirements, and capital expenditures. Management of the Company believes that the trends depicted by the Company's historical EBITDA reflect historical fluctuations in the Company's business and the recent increase in the level of the Company's activities. EBITDA as defined and measured by the Company may not be comparable to similarly titled measures of other companies. Further, EBITDA should not be considered in isolation or as an alternative to, or more meaningful than, net income or cash flow provided by operations as determined in accordance with generally accepted accounting principles as an indicator of the Company's profitability or liquidity.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company's results of operations are affected primarily by conditions prevailing in the offshore energy industry. In particular, the level of demand for the Company's services is affected by the level of demand for the services of offshore drilling contractors, including the demand for offshore supply vessels and specific types of offshore drilling rigs having required drilling capabilities or technical specifications. This, in turn, is dependent upon the condition of the oil and gas industry and, in particular, the level of capital expenditures of oil and gas companies with respect to offshore drilling activities and the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development, and production activities. These capital expenditures are influenced by prevailing oil and natural gas prices, expectations about future prices, the level of activity in offshore oil and gas exploration, development and production, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions, and the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development and production activities.

     Over the past several years, oil and natural gas prices and the level of offshore drilling activity have fluctuated substantially. According to Offshore Data Services, Inc. as of March 13, 2000, the utilization rate of the worldwide fleet of offshore mobile drilling units was 76.6%, only slightly less than the 81% utilization rate of a year ago. This level of drilling activity is generally attributed to a number of recent industry trends, including three-dimensional seismic mapping, directional drilling and other advances in technology that have increased drilling success rates and efficiency and have led to the discoveries of oil and gas in subsalt geological formations (which generally are located in depths of 300 to 800 feet of water) and deepwater areas of the Gulf of Mexico. In the deepwater areas where larger and more technically advanced drilling rigs are needed, increased drilling activity resulted in increased demand for newly constructed semi-submersible drilling rigs and for retrofitting offshore drilling rigs.

     A significant or prolonged reduction in oil and natural gas prices or the expectation that prices will be lower in the future would likely depress offshore drilling and development activity which would reduce demand for the Company's services and could result in a material adverse effect on the Company's operating results. The business of the Company, including the types of projects it undertakes, will also be affected by other factors affecting offshore drilling contractors, including factors such as: (i) the condition and drilling capabilities of the existing offshore drilling rigs operated by offshore drilling contractors and (ii) the relative costs of building a new offshore drilling rig with advanced capabilities versus the costs of retrofitting or converting an existing offshore drilling rig to provide similar capabilities.

     Low prices for crude oil and natural gas experienced during 1998 and much of 1999 created a general decline in the demand for the Company's products. Although the prices of these commodities have recently increased, there can be no assurance that drilling contractors and vessel operators will proceed with plans for new construction or modification of drilling units and or vessels. The Company has maintained a significant contract backlog of deepwater related projects. At December 31, 1998, the Company's backlog was approximately $364.7 million. The Company's backlog at December 31, 1999 was approximately $689.1 million, of which $353.9 million was related to contracts acquired through the HMG merger. Over $403.6 million of total backlog at year end was related to deepwater projects. Some new contracts included in backlog are subject to cancellation by the customers, however, the Company has had no indication that any of its contracts might be canceled. In February 1999, the Company entered into a $143.2 million contract with a Brazilian company for the new build construction of a Friede & Goldman, Ltd. designed Millennium S.A. semi-submersible drilling rig. The contract contained a financing contingency which was not met;

therefore, it is not included in the Company's backlog at December 31, 1999. The Company does not currently anticipate that this project will result in a firm contract.

     A significant portion of the Company's existing contracts are on a fixed-price basis. The Company would be liable for the full amount of any cost overruns under these fixed-price contracts. The Company generally attempts to cover anticipated increased costs through an estimation of these costs, which is reflected in the original price of the contract. However, revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of many factors, including changes in job conditions and variations in labor and equipment productivity over the term of the contract. The results of operations and financial condition of the Company could be materially adversely affected if significant contracts are underpriced or revenue and gross profits on large projects are different from those originally estimated.

     The construction of offshore drilling rigs involves complex design and engineering and equipment and supply delivery coordination throughout construction periods that may exceed two years. It is not unusual in such circumstances to encounter design, engineering, equipment delivery schedule changes and other factors that impact the builder's ability to complete construction of the rig in accordance with the original contractual delivery schedule. The Company's construction contracts generally require the customer to compensate the Company for additional work or expenses incurred due to customer requested change orders or failure of the customer to provide design or engineering information or equipment, if specified in the contract for the customer to provide these items. Under these circumstances, the Company generally negotiates with the customer with respect to the amount of compensation to be paid following the time at which the change order was requested or the customer failed to provide the items required by the contract. The Company is subject to risk that when it is unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate for the additional work or expenses incurred due to customer requested change orders or failure by the customer to timely provide items required to be provided by the customer. A failure to obtain adequate compensation for these matters could require the Company to record an adjustment to amounts of revenue and gross profit that were recognized in prior periods under the percentage of completion accounting method. Any such adjustments, if substantial, could have a material adverse effect on the results of operations and financial condition of the Company.

     Additionally, many of the Company's existing contracts contain provisions requiring the payment by the Company of liquidated damages in the event that it fails to meet specified performance deadlines. It cannot be assured that the Company will not be required to make payments under these liquidated damages provisions or that the requirement to make payments will not have a material adverse effect on the Company's operating results. In certain circumstances, delivery delay beyond a specified period would entitle a customer to terminate the contract and to elect various remedies, including return of the purchase price.

     The Company's operations are subject to variations from quarter to quarter and year to year resulting from fluctuations in demand for the Company's services and, due to the large amounts of revenue that are typically derived from a small quantity of projects and the timing of the receipt of awards for new projects. In addition, the Company schedules projects based on the timing of available capacity to perform the services requested and, to the extent that there are delays in the arrival of a drilling rig or production unit into the shipyard, the Company generally is not able to utilize the excess capacity created by such delays. Although the Company may be able to offset the effect of such delays through adjustments to the size of its skilled labor force on a temporary basis, such delays may adversely affect the Company's results of operations in any period in which such delays occur.

     Most of the Company's revenue is earned on a percentage-of-completion basis based generally on the ratio of total costs incurred to the total estimated costs. Accordingly, contract price and cost estimates are reviewed periodically as the work progresses, and adjustments to income proportion-ate to the percentage of completion are reflected in the period when such estimates are revised. To the extent that these adjustments result in a reduction or elimination of previously reported profits, the Company would have to recognize a charge against current earnings, which may be significant depending on the size of the project or the adjustment.

     In January 2000, the Company entered into a Confidential Settlement Agreement with Ocean Rig ASA, a Norwegian company, relating to a dispute with respect to contracts to construct two semi-submersible drilling rigs. Among other things, the settlement with Ocean Rig allowed for an increase of $21.5 million in the contract price of each rig and revised delivery dates of October 31, 2000 and December 31, 2000 for the two rigs. The Company has adjusted previously recognized revenues and gross profits to reflect the percentage of completion based on the revised delivery dates and related cost estimates and expected recoveries. The net impact of this adjustment to account for the settled claim and related additional costs incurred and for the timing of recognition of related revenues and expenses was a net reduction for the year ended December 31, 1999 of approximately $37.4 million. The amount of the adjustment was based on, among other things, the outcome of the settlement negotiations and management's estimate of the percentage of completion of the projects at the end of the year.

     In late March 2000, FGOT and Petrodrill reached an agreement, which is subject to various approvals, including that of MARAD and the Boards of Directors of each company, to amend two contracts relating to the construction of two semi-submersible rigs (the "Amendment No. 2"). Amendment No. 2 will stay for six months the litigation proceeding previously commenced in the United Kingdom (the "UK action") and will dismiss the litigation previously commenced in the United States, with prejudice, except as to FGOT's rights to pursue its enumerated claims against Petrodrill for additional compensation in the UK action. Under Amendment No. 2, the delivery dates for the rigs will be extended until August 1, 2001 and November 1, 2001, respectively; Petrodrill will waive all of its claims against FGOT accruing prior to the Amendment, including its right to terminate the contracts for events occurring prior to Amendment No. 2; total liquidated damages for late delivery beyond the new delivery dates will be capped at $6.6 million for each rig; any future right of Petrodrill to terminate each contract will accrue only if the respective rig is not delivered within 180 days of its extended delivery date, as such date may be further extended under other contractual provisions; and FGOT will credit Petrodrill up to $2 million per rig against any amounts awarded against Petrodrill, but only to the extent FGOT recovers against Petrodrill. After the six month stay of the UK action, FGOT intends to vigorously pursue its claims for additional compensation.

     Notwithstanding the Amendment, the Company intends to proceed with construction of the rigs while pursuing any and all remedies available to it under the contracts and applicable law. If the contract delivery dates are not extended as provided in Amendment No. 2 for any reason, including any failure to obtain an approval required for Amendment No. 2 to become effective, FGOT will not be in a position to deliver the rigs on or before the pre-Amendment delivery dates, or the date on which Petrodrill's contractual right to terminate the contracts will accrue. Petrodrill's remedies upon termination include among others, the right to rescind the contracts, transfer the rigs to FGOT, and demand reimbursement for all amounts paid, including amounts paid for owner furnished equipment. FGOT would likely not be in a position to meet such a demand, and if such demand was successfully asserted, it could have a material adverse effect on the Company.

     Based upon current estimates, the Company believes that it will incur approximately $60.0 million in costs in excess of the contract prices, as adjusted for change orders, to complete these contracts. A provision for these excess costs has been provided in the Company's purchase accounting treatment of assets and liabilities acquired through the merger with HMG. The balance of the excess costs at December 31, 1999 was approximately $49.7 million and is included in the reserve for losses on uncompleted contracts in the consolidated balance sheets. Management expects such costs will be expended by the Company over eighteen months beginning in April 2000. Any revisions of the estimates of costs and claims recoveries in the next 12 months should be recorded as an adjustment to goodwill. The funding of these excess costs could have a significant impact on the Company's liquidity. See "Liquidity and Capital Resources."

     See Item 14 -- Note 14 of the Notes to the Consolidated Financial Statements for more information relating to these contractual disputes.

RESULTS OF OPERATIONS

     The consolidated financial statements include the accounts of FGH, Inc. and its wholly-owned subsidiaries, including, among others, Friede Goldman Offshore, Inc. ("FGO"), Friede & Goldman, Ltd. ("FGL"), Friede Goldman Newfoundland Limited ("FGN"), Friede Goldman France S.A.S. ("FGF"), and Halter Marine, Inc.("Halter")(collectively referred to as the "Company"). These consolidated statements include the accounts of FGN for all periods subsequent to January 1, 1998, FGF for all periods subsequent to February 5, 1998, HMG for all periods subsequent to November 3, 1999 and all other subsidiaries from their dates of incorporation. All significant intercompany accounts and transactions have been eliminated.

  Comparison of the Years Ended December 31, 1999 and 1998

     During the year ended December 31, 1999, the Company generated revenue of $479.7 million, an increase of 25.3%, compared to the $382.9 million generated for the year ended December 31, 1998. Of this increase, approximately $109.8 million was attributable to businesses acquired through the HMG merger. Revenue for the Offshore segment increased by $68.8 million or 20.7% in 1999. This increase was primarily caused by (1) revenues of approximately $61.8 million generated by offshore entities acquired in the HMG merger, and (2) approximately $90.0 million attributable to the ongoing construction of two semi-submersible drilling rigs, offset by (3) an $83.2 million decline in revenue primarily related to the completion and outfitting of seven conversions in 1998 and a portion of 1999 which were not replaced in 1999 due to a decrease in demand for conversion projects. Also contributing to the Company's overall growth in revenue in 1999 were $38.9 million in revenues generated by the Vessels segment acquired through the HMG merger. Revenue for the Engineered Products segment decreased $11.6 million or 22.4% in 1999 as result of the completion of projects which were not replaced due to a decrease in demand. Revenues in this segment include $9.1 million generated by the Engineered Products Group acquired in the HMG merger.

     Cost of revenue was $474.4 million for the year ended December 31, 1999 compared to $293.7 million for the year ended December 31, 1998. Gross profit decreased from $89.2 million or 23.3% in 1998 to $5.3 million or 1.1% in 1999. Gross profit for the Offshore segment decreased from 23.4% in 1998 to a negative 2.0% in 1999. This decrease was primarily related to a shift in the mix of the segment's business to new build completion of semi-submersible drilling rigs, from the higher margin, business of repair, conversion and retrofitting of drilling rigs. The Company recorded a gross loss on two contracts in the amount of $37.4 million, including a provision for future losses of $16.5 million. In addition, a third contract for the completion of a semi-submersible rig experienced minimal gross profit. These decreases were offset by an $8.9 million increase in gross profit generated by offshore operations acquired in the HMG merger. Gross profit for the newly acquired Vessels segment was $5.9 million or 15.3%. Gross profit for the Engineered Products segment decreased from 23.0% in 1998 to 18.7% in 1999 primarily as result of the lower volume of revenue recognized by the segment in 1999 compared to 1998.

     Selling, general and administrative expenses ("SG&A expenses") were $42.5 million for the year ended December 31, 1999 compared to $32.4 million for the year ended December 31, 1998. The increase in SG&A expenses primarily reflects the inclusion of SG&A expenses of HMG for two months as well as an increase in sales and administrative workforce and facilities due to overall growth of the Company's business. Legal fees also increased from 1998 to 1999.

     Amortization of goodwill increased $1.3 million from $0.3 million for the year ended December 31, 1998 to $1.6 million for the year ended December 31, 1999 primarily as a result of the HMG merger.

     Operating income decreased by $95.2 million from $56.5 million for the year ended December 31, 1998 to an operating loss of $38.7 million for the year ended December 31, 1999 primarily as a result of increased revenue and decreased gross profit discussed in the preceding paragraphs.

     Net interest expense (interest expense less interest income) increased to $9.2 million for the year ended December 31, 1999 from $0.2 million for the year ended December 31, 1998, primarily as a result of: (1) interest and fees associated with increased borrowings by the Company prior to the merger; (2) interest expense in the amount of $1.6 million related to accretion of the $70.3 million discount recorded to reflect the fair market value of the $185.0 million 4 1/2% Convertible Subordinated Notes assumed in connection with the HMG merger;
(3) additional interest expense as a result of the $210.9 in debt assumed by the Company in connection with the HMG merger; and (4) increased usage and amortization of fees associated with the New Credit Facility (See Management's Discussion and Analysis -- "Liquidity and Capital Resources").

     The change in other income (expense) was primarily attributable to miscellaneous items, none of which are individually material.

     The Company had an income tax benefit of $17.1 million in 1999 compared to income tax expense of $20.7 million in 1998 reflecting the Company's pretax loss of $48.0 million in 1999 compared to pretax income of $56.0 million in 1998.

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

     Cost of revenue was $293.7 million for the year ended December 31, 1998 compared to $75.2 million for the year ended December 31, 1997, resulting in an increase in gross profit from $37.9 million for the year ended December 31, 1997 to $89.2 million in the year ended December 31, 1998. The decrease in gross profit as a percentage of revenues can be explained as follows: (1) the new build construction of semisubmersible offshore drilling rigs generally results in lower gross margin percentages than those generated from repair and retrofit work, (2) the company earned smaller margin percentages on contracts assumed upon the acquisition of the Marystown Facility, and (3) margin percentages earned on equipment sales from the Company's French operations, while typically higher than margins earned on new build construction are generally less than those earned from repair and retrofit work. Management expects that gross margins, as a percentage of revenues, may trend lower as a more significant portion of the Company's total revenue is derived from the new construction of offshore drilling rigs and from sales of equipment. Such lower gross margin percentages result from a higher dollar volume of lower margin material and subcontract costs included in cost of revenue, and from a greater portion of the total project being performed on a fixed price basis. Gross margins on repair and retrofit projects also vary based on, among other things, the size of the project undertaken.

     Selling, general and administrative expenses ("SG&A expenses") were $32.4 million in the year ended December 31, 1998 compared to $12.0 million for the year ended December 31, 1997. The increase in SG&A expenses reflects an increase in sales and administrative workforce and facilities due to overall growth of the Company's business, the additional administrative costs associated with international activities and costs associated with being a publicly held corporation.

     Operating income increased by $30.7 million from the year ended December 31, 1997 to $56.5 million for the year ended December 31, 1998 primarily as a result of increased revenue and gross profit discussed in the preceding paragraphs.

     Net interest expense (interest expense less interest income) declined to $0.2 million for the year ended December 31, 1998 from $0.6 million for the year ended December 31, 1997, primarily as a result of increased interest expense attributable to borrowings related to FGO East and equipment additions in the existing FGO West yard.

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

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its business activities through funds generated from operations, a credit facility secured by accounts receivable and long-term borrowings secured by assets acquired with proceeds from such borrowings. Net cash provided by (used in) operations was ($61.1) million and $21.1 million for the year ended December 31, 1999 and 1998, respectively. The primary reason for the change in cash flows from operating activities in 1999 was the Company's net loss of $30.8 million, an increase in net contract costs of $33.0 million, and a decrease in accounts payable of $37.0 million.

     During the year ended December 31, 1999, the Company incurred approximately $7.5 million in capital expenditures compared to $60.7 million during 1998 when the Company was completing its FGO East Facility. In addition, in February 1998, approximately $25.0 million was expended for the acquisition of the Company's French subsidiary. Capital expenditures were funded in 1999 primarily from the Company's cash balances, and borrowings under a credit facility. The 1998 capital expenditures and acquisition costs were funded from operating cash flow, borrowings under its credit facility, the issuance of $24.8 million in bonds guaranteed by the United States Maritime Administration ("MARAD"), the issuance of $18.0 million of Mississippi Business Finance Corporation Taxable Industrial Development Revenue Bonds (the "MBFC Bonds"), and $8.0 million in equipment financing. The Company anticipates that its level of capital expenditures during 2000 will not exceed $10.0 million.

     During 1998, the Board of Directors authorized a stock repurchase plan under which the Company could repurchase shares of its common stock in open market transactions with an aggregate fair value of up to $30.0 million. Through December 31, 1998, the Company had repurchased 1,188,900 shares of its Common Stock for an aggregate of approximately $15.5 million. The Company utilized a $15.0 million short-term credit facility provided by an investment banking firm to finance a portion of the purchases. No amounts were outstanding under that arrangement as of December 31, 1998. During 1999 the Company's Board of Directors discontinued the share repurchase program, and no additional purchases were made during the year.

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

     In March 1997, FGO entered into a credit facility (the "Credit Facility") that provided for borrowings of up to $10.0 million, subject to a borrowing base limitation equal to 80% of eligible receivables. The Credit Facility was secured by contract-related receivables. During 1998, the borrowing capacity under the Credit Facility was increased to $25.0 million and was extended until March 31, 1999. During 1999, the Company extended the maturity of its Credit Facility and entered into a supplemental bank credit facility (the "Supplemental Facility") to provide for an additional $20 million in borrowings. Borrowings under the Credit Facility and the Supplemental Facility were secured by the pledge of substantially all of the Company's domestic assets not otherwise encumbered. Borrowings under the Credit Facility and the Supplemental Facility were to mature on the earlier of November 26, 1999, or the closing of the HMG merger.

     In connection with the merger with HMG, on November 3, 1999, the Company entered into a new secured bank revolving and letter of credit facility ("the New Credit Facility") that replaced the Credit Facility. Under the terms of the New Credit Facility, the Company may borrow up to $120 million under a senior secured revolving credit facility. In addition, the New Credit Facility provides a $44.2 million senior secured letter of credit facility. The New Credit Facility has a three-year term and is secured by substantially all of the Company's otherwise unencumbered assets, all of the Company's domestic subsidiaries and 67% of the stock of its foreign subsidiaries. The interest rate ranges from 1.375% to 2.75% over the London Inter Bank Offered Rate ("LIBOR"), or the base rate (as defined), at the Company's choice. Under the New Credit Facility, the Company is obligated to pay certain fees, including an annual commitment fee in an amount of .50% of the unused portion of the commitment. Amounts outstanding under the New Credit Facility may not exceed an amount based on specified percentages of the Company's accounts receivable, inventory and net contract related investments. At December 31, 1999, the Company had $106.7 million in cash advances under the credit agreement with $4.2 million available under the New Credit Facility. Average usage since inception of the New Credit Facility has been $96.4 million, resulting in an average availability of $13.9 million over the same period.

     The New Credit Facility requires the Company to comply with certain financial covenants, including limitations on additional borrowings and capital expenditures, certain debt coverage ratios, minimum net worth and other customary requirements. At December 31, 1999, the Company was not in compliance with the leverage ratio, the minimum fixed charge coverage ratio and the minimum net worth requirement. On March 28, 2000, the Company obtained a waiver of noncompliance with these requirements and an amendment to the New Credit Facility that among other things, amends the leverage ratio, the fixed charge coverage ratio, and minimum net worth requirement, and requires the commitment amount under the New Credit Facility to be reduced by 75% of the net proceeds of asset sales. The amendment changes the interest rate to the lender's base rate plus 2.00% per annum until the Company completes certain of its contracts. It is not anticipated that the Company will complete these contracts until the fourth quarter of 2001. In connection with the amendment, the Company is obligated to pay certain fees, including an annual commitment fee in an amount of 1.00% of the unused portion of the commitment.

     The Company believes that cash generated from operations, including the collection of recoverable income taxes, ($38.7 million at December 31, 1999), the settlement of certain recoverable contract claims, and funds available under the New Credit Facility will be sufficient to fund its requirements for working capital (including contract losses), capital expenditures, and other capital needs for at least the next 12 months and to remain in compliance with the new loan covenants. However, additional debt or equity financing or asset sales may be required if the

Company's estimated costs on the Ocean Rig contracts and/or the Petrodrill contracts are materially higher than those utilized in preparing the financial statements at December 31,1999 or if the Company's level of business activity picks up considerably and the Company is unable to negotiate contract terms that provide for contract funding as costs are incurred. Although the Company believes that, under such circumstances, it would be able to obtain additional funding from these sources, there can be no assurance that funding from these sources will be available to the Company for these purposes or, if available, will be on terms satisfactory to the Company.

YEAR 2000 ("Y2K")

     Year 2000 issues arose from the fact that many software applications, hardware and equipment and embedded chip systems identify dates using only the last two digits of the year. These products may not have been able to distinguish between dates in the Year 2000 and dates in the year 1900.

     In prior periods, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Expenses incurred by the Company in association with the overall Year 2000 efforts were insignificant. The Company is not aware of any material problems resulting from Year 2000 issues, either with products, internal systems, or the products and services of third parties. The Company will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Given the Company's historically minimal use of these types of instruments, the Company does not expect a material impact on its statements from adoption of SFAS 133.

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

     The table below provides information about the Company's future maturities of principal for outstanding debt instruments and fair value at December 31, 1999. All instruments described are non-trading instruments ($ in thousands).

                                                                         THERE-      FAIR
                        2000      2001      2002      2003      2004      AFTER     VALUE
                       -------   ------   --------   ------   --------   -------   --------
Long-term debt,
  including current
  portion
  Fixed rate.........  $13,645   $6,285   $  4,831   $4,765   $192,166   $52,977   $192,437
  Average interest
     rate............     5.10%    5.16%      5.12%    5.09%      5.06%     6.79%
  Variable rate......                     $106,708                                 $106,708
  Average interest
     rate............                        LIBOR
                                              plus
                                             1.375%
                                          to 2.750%

FOREIGN CURRENCY RISKS

     Although the majority of the Company's transactions are in U.S. dollars, two of the Company's subsidiaries conduct some of their operations in various foreign currencies. The Company currently does not use any off balance sheet hedging instruments to manage its risks associated with its operating activities conducted in foreign currencies unless that particular operation enters into a contract in a foreign currency which is different that the local currency of the particular operation. In limited circumstances and when considered appropriate, the Company will utilize forward exchange contracts to hedge the anticipated purchases and/or sales. The Company has historically used these instruments primarily in the manufacturing and selling of certain marine deck equipment. The Company attempts to minimize its exposure to foreign currency fluctuations by matching its revenues and expenses in the same currency for its contracts. As of December 31, 1999, the Company does not have any outstanding forward exchange contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is contained in a separate section of this report. See Consolidated Financial Statements in Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Prior to the merger with HMG, FGI had historically engaged Arthur Andersen LLP, ("AA") as its certifying accountant while HMG had historically engaged Ernst and Young LLP ("E&Y"). With the merger, a process was established to select between AA and E&Y as the certifying accountant for the merged entity. Selection of E&Y as the certifying accountant was recommended to the FGH Audit Committee on December 1, 1999. The Audit Committee approved the selection on December 14, 1999 and so reported to the FGH Board of Directors at which time AA was dismissed.

     The reports of AA on the financial statements of FGI for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

     In connection with its audits for the two most recent fiscal years and through December 13, 1999 there have been no disagreements with AA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of AA would have caused them to make reference thereto in their reports on the financial statements for such years. During the two most recent fiscal years and through Decem-ber 13, 1999 there have been no reportable events with regard to changes in or disagreements with accountants (as defined in Regulation S-K, Item 304(a)(1)(v)) other than the information reported above.

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

     (a)(3) Exhibits

     EXHIBITS

       EXHIBIT
        NUMBER                                 DESCRIPTION
       -------                                 -----------
          2.1          -- Agreement and Plan of Merger, dated as of June 1, 1999
                          between Friede Goldman International Inc. and Halter
                          Marine Group, Inc. (incorporated by reference to Exhibit
                          2.1 to Friede Goldman International Inc.'s Registration
                          Statement on Form S-4 (Registration No. 333-87853) filed
                          with the SEC on September 27, 1999).
          2.2          -- Amendment No. 1, dated September 14, 1999, to Agreement and Plan of Merger between Friede Goldman International
                          Inc. and Halter Marine Group, Inc. (incorporated by
                          reference to Exhibit 2.2 to Friede Goldman International
                          Inc.'s Registration Statement on Form S-4 (Registration
                          No. 333-87853) filed with the SEC on September 27, 1999).
          3.1          -- Articles of Incorporation of Friede Goldman Mississippi,
                          Inc.,as amended. (incorporate by reference to Exhibit 3.1
                          to Friede Goldman International Inc.'s Annual Report on
                          Form 10-K for the fiscal year ended December 31, 1998).
          3.2          -- Amended and Restated Bylaws of Friede Goldman Halter,
                          Inc. (incorporated by reference to Exhibit 3.1 to Friede
                          Goldman Halter, Inc.'s Current Report on Form 8-K filed
                          with the SEC on November 9, 1999).
          4.1          -- Specimen Stock Certificate. (incorporated by reference to
                          Exhibit 3 to Friede Goldman International Inc.'s
                          Registration Statement on Form 8-A (File No. 001-14627)
                          filed with the SEC on November 18, 1998).
          4.2          -- Stockholder's Agreement by and between Friede Goldman
                          International Inc. and J. L. Holloway, dated as of June
                          1, 1999. (incorporated by reference to Exhibit 4.1 to
                          Friede Goldman International Inc.'s Registration
                          Statement on Form S-4 (Registration No. 333-87853) filed
                          with the SEC on September 27, 1999).
          4.3          -- Registration Rights Agreement among Friede Goldman
                          International Inc., J. L. Holloway, Carl M. Crawford,
                          Ronald W. Schnoor, James A. Lowe, III and John F. Alford.
                          (incorporated by reference to Exhibit 4.3 to Friede
                          Goldman International Inc.'s Registration Statement on
                          Form S-4 (Registration No. 333-87853) filed with the SEC
                          on September 27, 1999).

       EXHIBIT
        NUMBER                                 DESCRIPTION
       -------                                 -----------
          4.4          -- Amendment No. 1 to Registration Rights Agreement among
                          Friede Goldman International Inc., J. L. Holloway, Carl
                          M. Crawford, Ronald W. Schnoor, James A. Lowe, III, John
                          F. Alford, Holloway Partners, L.P., Carl Crawford
                          Children's Trust and Bodin Children's Trust.
                          (incorporated by reference to Exhibit 4.4 to Friede
                          Goldman International Inc.'s Registration Statement on
                          Form S-4 (Registration No. 333-87853) filed with the SEC
                          on September 27, 1999).
          4.5          -- Indenture dated September 15, 1997 between the Halter
                          Marine Group, Inc. and the United States Trust Company of
                          Texas, N.A., as Trustee for Halter Marine Group Inc.'s
                          4 1/2% Convertible Subordinated Notes due 2004.
                          (incorporated by reference to Exhibit 4.1 to Halter
                          Marine Group Inc.'s Registration Statement on Form S-3
                          (Registration No. 333-38491) filed with the SEC on
                          October 22, 1997).
          4.6          -- First Supplemental Indenture, dated as of November 2,
                          1999 and effective as of November 3, 1999, by and among
                          Friede Goldman International Inc., Halter Marine Group,
                          Inc. and U.S. Trust Company of Texas, N.A., as Trustee
                          for the 4 1/2% Convertible Subordinated Notes due 2004.
                          (incorporated by reference to Exhibit 4.1 to Friede
                          Goldman Halter, Inc.'s Current Report on Form 8-K filed
                          with the SEC on November 9, 1999).
          4.7          -- Registration Rights Agreement dated September 15, 1997, among the Company and Donaldson, Lufkin & Jenrette
                          Securities Corporation and Merrill Lynch, Pierce, Fenner
                          & Smith Incorporated. (incorporated by reference to
                          Exhibit 4.2 to Halter Marine Group Inc.'s Registration
                          Statement on Form S-3 (Registration No. 333-38491) filed
                          with the SEC on October 22, 1997).
          4.8          -- Rights Agreement, dated December 7, 1998, between the
                          Company and American Stock Transfer & Trust Company, as
                          Rights Agent. (incorporated by reference to Exhibit 1 to
                          Friede Goldman International Inc.'s Registration
                          Statement on Form 8-A (File No. 001-14627) filed with the
                          SEC on January 12, 1999).
          4.9          -- First Amendment to Rights Agreement, dated as of October
                          18, 1999, between the Company and American Stock Transfer
                          & Trust Company, as Rights Agent. (incorporated by
                          reference to Exhibit 4.4 to Friede Goldman International
                          Inc.'s Registration Statement on Form 8-A/A (File No.
                          001-14627) filed with the SEC on October 20, 1999).
         10.1          -- Credit Agreement, dated as of November 3, 1999, among
                          Friede Goldman Halter, Inc., Wells Fargo Bank (Texas),
                          National Association, as administrative agent and
                          co-arranger, Banc One Capital Markets, Inc., as
                          co-arranger and syndication agent, and the lenders party
                          thereto. (incorporated by reference to Exhibit 10.1 to
                          Friede Goldman Halter, Inc.'s Current Report on Form 8-K
                          filed with the SEC on November 9, 1999).
        *10.2          -- Amendment No. 1, dated December 1999, to Credit
                          Agreement, among Friede Goldman Halter, Inc. and Wells
                          Fargo Bank (Texas) National Association, as
                          administrative agent and co-arranger, Banc One Capital
                          Markets, Inc., as co-arranger and syndication agent, and
                          the lenders party thereto.

       EXHIBIT
        NUMBER                                 DESCRIPTION
       -------                                 -----------
        *10.3          -- Form of Amendment No. 2, dated March 30, 2000 to Credit
                          Agreement, among Friede Goldman Halter, Inc. and Wells
                          Fargo Bank (Texas) National Association, as
                          administrative agent and co-arranger, Banc One Capital
                          Markets, Inc., as co-arranger and syndication agent, and
                          the lenders party thereto.
        *10.4          -- Employment Agreement, dated June 1, 1999 and effective as of November 3, 1999, between Friede Goldman International
                          Inc. and J. L. Holloway.
        *10.5          -- Employment Agreement, dated June 1, 1999 and effective as of November 3, 1999, between Friede Goldman International
                          Inc. and John F. Alford.
        *10.6          -- Employment Agreement, dated June 1, 1999 and effective as of November 3, 1999, between Friede Goldman International
                          Inc. and Rick S. Rees.
        *10.7          -- Employment Agreement, dated June 1, 1999 and effective as of November 3, 1999, between Friede Goldman International
                          Inc. and Ronald W. Schnoor.
         10.8          -- Friede Goldman Halter, Inc. Amended and Restated 1997
                          Equity Incentive Plan. (incorporated by reference to
                          Exhibit 99.1 to Friede Goldman Halter, Inc.'s
                          Registration Statement on Form S-8 (Registration No.
                          333-92051) filed with the SEC on December 3, 1999).
         10.9          -- Amendment No. 1 to Friede Goldman Halter, Inc. Amended
                          and Restated 1997 Equity Incentive Plan. (incorporated by
                          reference to Exhibit 99.2 to Friede Goldman Halter,
                          Inc.'s Registration Statement on Form S-8 (Registration
                          No. 333-92051) filed with the SEC on December 3, 1999).
         10.10         -- Business Purchase Agreement, dated November 22, 1996, by and among J. L. Holloway Holdings, Inc., Friede &
                          Goldman, Ltd. and Jerome L. Goldman. (incorporated by
                          reference to Exhibit 10.19 to the Friede Goldman
                          International Inc.'s Registration Statement on Form S-1
                          (Registration No. 333-27599) filed with the SEC on May
                          22, 1997).
         10.11         -- Amendment to Business Purchase Agreement, dated December
                          3, 1996, by and among Friede & Goldman, Ltd. (f/k/a J. L.
                          Holloway Holdings, Inc.), J. L. Goldman Associates, Inc.
                          (f/k/a Friede & Goldman, Ltd.) and Jerome L. Goldman.
                          (incorporated by reference to Exhibit 10.20 to Friede
                          Goldman International Inc.'s Registration Statement on
                          Form S-1 (Registration No. 333-27599) filed with the SEC
                          on May 22, 1997).
         10.12         -- Second Amendment to Business Purchase Agreement, dated
                          May 19, 1997, by and among Friede & Goldman, Ltd., J. L.
                          Goldman Associates, Inc. and Jerome L. Goldman.
                          (incorporated by reference to Exhibit 10.21 to Friede
                          Goldman International Inc.'s Registration Statement on
                          Form S-1 (Registration No. 333-27599) filed with the SEC
                          on May 22, 1997).
         10.13         -- Third Amendment to Business Purchase Agreement, dated
                          June 13, 1997, by and among Friede & Goldman, Ltd., J. L.
                          Goldman Associates, Inc. and Jerome L. Goldman.
                          (incorporated by reference to Exhibit 10.22 to Friede
                          Goldman International Inc.'s Registration Statement on
                          Form S-1 (Registration No. 333-27599) filed with the SEC
                          on May 22, 1997).

       EXHIBIT
        NUMBER                                 DESCRIPTION
       -------                                 -----------
         10.14         -- Stock Purchase Agreement, dated January 1, 1998, by and among Marystown Shipyard Limited, Newfoundland Ocean
                          Enterprises Ltd., Friede Goldman Canada, Inc., Friede
                          Goldman International Inc. and Friede Goldman Marystown,
                          Ltd. (incorporated by reference to Exhibit 99.2 to the
                          Friede Goldman International Inc.'s Current Report on
                          Form 8-K filed with the SEC on January 16, 1998).
         10.15         -- Aircraft Dry Lease, dated as of December 1, 1998, by and between Equipment Management Systems, LLC, lessor, and
                          Friede Goldman International Inc., lessee. (incorporated
                          by reference to Exhibit 10.21 to Friede Goldman
                          International Inc.'s Annual Report on Form 10-K for the
                          fiscal year ended December 31, 1998).
         16.1          -- Letter from Arthur Andersen, dated December 21, 1999,
                          addressed to the SEC (incorporated by reference to
                          Exhibit 16.1 to Friede Goldman Halter, Inc.'s Current
                          Report on Form 8-K filed with the SEC on December 21,
                          1999).
        *21.1          -- Subsidiaries of Friede Goldman Halter, Inc.
        *23.1          -- Consent of Ernst & Young LLP.
        *23.2          -- Consent of Arthur Andersen LLP.
        *27.1          -- Financial Data Schedule

---------------

* Filed herewith.

     (b) Reports on Form 8-K

     The Company filed Current Reports on Form 8-K on the following dates:

        October 26, 1999
        November 4, 1999
        November 9, 1999
        December 21, 1999

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Friede Goldman Halter, Inc.

     We have audited the accompanying consolidated balance sheet of Friede Goldman Halter, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Friede Goldman Halter, Inc. and Subsidiaries at December 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                                               ERNST & YOUNG LLP

New Orleans, Louisiana
March 28, 2000

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Friede Goldman Halter, Inc.

     We have audited the accompanying consolidated balance sheets of Friede Goldman Halter, Inc. (formerly Friede Goldman International, Inc.), a Mississippi corporation, and its subsidiaries, (the "Company") as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the each of the years in the two year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Friede Goldman Halter, Inc. and its subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

New Orleans, Louisiana
February 9, 1999

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 1999        1998
                                                              ----------   --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $   15,124   $ 42,796
  Accounts receivable.......................................     143,037     52,956
  Income tax receivable.....................................      38,657         --
  Inventories...............................................      45,261     34,192
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................     143,769     14,398
  Prepaid expenses and other................................      17,048      2,536
  Deferred income tax asset.................................      45,403      2,246
                                                              ----------   --------
          Total current assets..............................     448,299    149,124
                                                              ----------   --------
Investment in unconsolidated subsidiary.....................      13,035     12,825
Property, plant and equipment, net of accumulated
  depreciation..............................................     334,642    139,078
Goodwill, net of accumulated amortization...................     195,137     10,834
Other assets................................................       9,779      2,699
                                                              ----------   --------
                                                              $1,000,892   $314,560
                                                              ==========   ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt, including current portion of long-term
     debt...................................................  $   13,645   $ 16,129
  Accounts payable..........................................     115,918     62,968
  Accrued liabilities.......................................     117,966     18,640
  Reserve for losses on uncompleted contracts...............      66,226         --
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................      50,725     45,528
                                                              ----------   --------
          Total current liabilities.........................     364,480    143,265
Deferred income tax liability...............................      56,190      6,794
Long-term debt, less current portion........................     299,075     45,863
                                                              ----------   --------
          Total liabilities.................................     719,745    195,922
                                                              ----------   --------
Deferred government subsidy, net of accumulated
  amortization..............................................      33,026     33,348
Stockholders' equity:
  Preferred stock; $0.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding...........          --         --
  Common stock, $0.01 par value; 125,000,000 shares;
     authorized 39,972,844 and 24,535,168 issued and
     outstanding at December 31, 1999 and December 31, 1998,
     respectively...........................................         400        245
  Additional paid-in capital................................     230,166     50,928
  Retained earnings.........................................      18,520     49,346
  Treasury stock at cost, 1,188,900 shares at December 31,
     1998...................................................          --    (15,827)
  Accumulated other comprehensive income (loss).............        (965)       598
                                                              ----------   --------
          Total stockholders' equity........................     248,121     85,290
                                                              ----------   --------
          Total liabilities and stockholders' equity........  $1,000,892   $314,560
                                                              ==========   ========

   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999        1998        1997
                                                            ---------   ---------   ---------
Contract revenue earned...................................  $479,698    $382,913    $113,172
Cost of revenue earned....................................   474,391     293,712      75,236
                                                            --------    --------    --------
          Gross profit....................................     5,307      89,201      37,936
Selling, general and administrative expenses..............    42,475      32,365      11,963
Amortization of goodwill..................................     1,576         334         134
                                                            --------    --------    --------
          Operating income (loss).........................   (38,744)     56,502      25,839
                                                            --------    --------    --------
Other income(expense):
  Interest expense, net...................................    (9,172)       (201)        673
  Gain (loss) on sale or distribution of assets...........        (8)       (374)      3,922
  Other...................................................       (43)         38         776
                                                            --------    --------    --------
          Total other income (expense)....................    (9,223)       (537)      5,371
                                                            --------    --------    --------
  Income (loss) before income taxes.......................   (47,967)     55,965      31,210
Provision for income taxes expense (benefit)..............   (17,141)     20,679       7,941
                                                            --------    --------    --------
          Net income (loss)...............................  $(30,826)   $ 35,286    $ 23,269
                                                            ========    ========    ========
Pro forma net income:
  Net income..............................................                          $ 23,269
  Pro forma income tax expense............................                             3,980
                                                                                    --------
  Pro forma net income....................................                          $ 19,289
                                                                                    ========
Net income (loss) per share:
  Basic...................................................  $  (1.18)   $   1.46    $   1.10
                                                            ========    ========    ========
  Diluted.................................................  $  (1.18)   $   1.43    $   1.09
                                                            ========    ========    ========
Pro forma net income per share:
  Basic...................................................                          $   0.92
                                                                                    ========
  Diluted.................................................                          $   0.91
                                                                                    ========
Weighted average shares outstanding:
  Basic...................................................    26,148      24,211      21,065
  Diluted.................................................    26,148      24,599      21,297

   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                        ACCUMULATED
                                   COMMON STOCK     ADDITIONAL                             OTHER
                                 ----------------    PAID-IN     RETAINED   TREASURY   COMPREHENSIVE
                                 NUMBER    AMOUNT    CAPITAL     EARNINGS    STOCK     INCOME (LOSS)    TOTAL
                                 -------   ------   ----------   --------   --------   -------------   --------
Balance, December 31, 1996.....       1     $  5     $  2,056    $ 2,549    $     --      $ 1,609      $  6,219
Comprehensive income:
  Net income...................      --       --           --     23,269          --           --        23,269
  Other comprehensive income:
    Unrealized loss on
      marketable securities....      --       --           --         --          --         (704)         (704)
                                                                                                       --------
Total comprehensive income.....      --       --           --         --          --           --        22,565
Stock options granted to
  employees as compensation....      --       --          475         --          --           --           475
Distribution to stockholders...      --       --           --    (11,758)         --         (905)      (12,663)
Exchange of stock in connection
  with reorganization..........   9,199       87          (87)        --          --           --            --
Sale of stock in public
  offering.....................  3,003..      30       46,637         --          --           --        46,667
Stock options granted..........      --       --          542         --          --           --           542
Stock split....................  12,202      122         (122)        --          --           --            --
                                 -------    ----     --------    --------   --------      -------      --------
Balance, December 31, 1997.....  24,405      244       49,501     14,060          --           --        63,805
Comprehensive income:
  Net income...................      --       --           --     35,286          --           --        35,286
    Other comprehensive income:
    Net change in foreign
      currency translation
      adjustment...............      --       --           --         --          --          598           598
                                                                                                       --------
Total comprehensive income.....                                                                          35,884
Stock options granted to
  employees as compensation....      --       --          316         --          --           --           316
Stock options exercised........     119        1          772         --          --           --           773
Sale of stock..................      11       --          339         --          --           --           339
Purchase of treasury stock.....      --       --           --         --     (15,827)          --       (15,827)
                                 -------    ----     --------    --------   --------      -------      --------
Balance, December 31, 1998.....  24,535      245       50,928     49,346     (15,827)         598        85,290
Comprehensive income:
  Net income (loss)............      --       --           --    (30,826)         --           --       (30,826)
  Other comprehensive income
    (loss):
    Net change in foreign
      currency translation
      adjustment...............      --       --           --         --          --       (1,563)       (1,563)
                                                                                                       --------
Total comprehensive income
  (loss).......................                                                                         (32,389)
Stock options granted..........      --       --          178         --          --           --           178
Stock options exercised........      86        1          901         --          --           --           902
Stock issuances................      90        1          848         --          --           --           849
Stock issuance -- HMG Merger...  16,450      164      193,127         --          --           --       193,291
Retirement of treasury stock...  (1,188)     (11)     (15,816)        --      15,827           --            --
                                 -------    ----     --------    --------   --------      -------      --------
Balance, December 31, 1999.....  39,973     $400     $230,166    $18,520    $     --      $  (965)     $248,121
                                 =======    ====     ========    ========   ========      =======      ========

   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  1999         1998       1997
                                                              ------------   --------   --------
Cash flows from operating activities:
  Net income/(loss).........................................    $(30,826)    $ 35,286   $ 23,269
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................      13,127        5,875      1,608
    Provision for loss on uncompleted contracts.............      16,508           --         --
    Compensation expense related to stock or stock options
      issued to employees...................................         178          316      1,017
    (Gain) loss on sale of assets...........................           8          374     (3,922)
    Deferred income taxes...................................       6,536          704        683
    Net (increase) decrease in billings in excess of costs
      and estimated earnings on uncompleted contracts.......     (21,494)      (7,499)    33,510
    Net increase (decrease) in costs and estimated earnings
      in excess of billings on uncompleted contracts........       8,375      (14,111)        --
    Changes in operating assets and liabilities:
      Decrease in restricted certificates of deposit........          --           --      4,652
      (Increase) decrease in receivables....................      35,823      (19,153)   (15,699)
      Increase in income tax receivable.....................     (38,657)          --         --
      (Increase) decrease in inventories....................       3,984      (23,210)    (4,638)
      (Increase) decrease in other assets...................      (7,822)       2,384        (55)
      Increase (decrease) in accounts payable and accrued
        liabilities.........................................     (46,801)      40,122     11,697
                                                                --------     --------   --------
        Net cash provided by (used in) operating
          activities........................................     (61,061)      21,088     52,122
                                                                --------     --------   --------
Investing activities:
  Capital expenditures for plant and equipment..............      (7,502)     (60,738)   (26,595)
  Acquisition of French subsidiary..........................          --      (25,285)        --
  Cash acquired upon acquisition of French subsidiary.......          --       20,581         --
  Cash acquired in Halter Marine merger.....................       2,501           --         --
  Proceeds from sale of property, plant and equipment.......         463           59        423
  Investment in unconsolidated subsidiary...................        (209)     (11,916)      (908)
  Payments received on notes receivable or sales type
    lease...................................................          --           --        539
                                                                --------     --------   --------
        Net cash used in investing activities...............      (4,747)     (77,299)   (26,541)
                                                                --------     --------   --------
Financing activities:
  Proceeds from stock offering..............................          --           --     46,668
  Proceeds from sale and issuance of stock..................         849          339         --
  Proceeds from exercise of stock options...................         902          773         --
  Net borrowings (repayments) under line of credit..........      36,615        9,328     (1,501)
  Proceeds from borrowings under debt facilities............      13,177       39,828        701
  Release of restricted escrowed funds......................          --       24,817         --
  Purchase of treasury stock................................          --      (15,828)        --
  Principal payments on debt................................     (11,985)     (18,101)    (7,898)
  Distributions to stockholders.............................          --           --     (6,673)
  Payments of financing charges for Title XII debt..........          --           --     (1,350)
                                                                --------     --------   --------
        Net cash provided by financing activities...........      39,558       41,156     29,947
                                                                --------     --------   --------
  Effect of exchange rate changes on cash...................      (1,422)         813         --
                                                                --------     --------   --------
  Net increase (decrease) in cash and cash equivalents......     (27,672)     (14,242)    55,528
  Cash and cash equivalents at beginning of year............      42,796       57,038      1,510
                                                                --------     --------   --------
  Cash and cash equivalents at end of year..................    $ 15,124     $ 42,796   $ 57,038
                                                                ========     ========   ========
Supplemental disclosures:
  Cash paid during the period for interest..................    $  4,667     $  1,105   $  1,256
  Cash paid during the period for income taxes..............    $ 13,059     $ 19,072   $  4,750
  Non-cash distributions of property to stockholders........    $     --     $     --   $  1,641
  Assumption of note payable by stockholder.................    $     --     $     --   $    198
  Proceeds from borrowings under Title XI held in escrow....    $     --     $     --   $ 24,817
  Distribution of marketable securities to stockholder to
    satisfy note payable....................................    $     --     $     --   $  1,400
  Distribution of marketable securities to stockholder......    $     --     $     --   $  6,391
  Assumption of margin account debt by stockholder..........    $     --     $     --   $  2,749
Non-cash investing activities:
  Acquisitions:
    Fair value of assets acquired...........................    $495,868     $102,728   $     --
                                                                ========     ========   ========
    Fair value of liabilities assumed.......................    $490,322     $ 48,699   $     --
                                                                ========     ========   ========

   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

  General

     On November 3, 1999, a merger was consummated between Friede Goldman International, Inc. ("FGI") and Halter Marine Group, Inc. ("HMG") with FGI remaining as the surviving corporation. Effective with the merger, the corporate name was changed to Friede Goldman Halter, Inc. ("FGH"). FGH is incorporated under the laws of the State of Mississippi. The consolidated financial statements include the accounts of FGH, Inc. and its wholly-owned subsidiaries, including, among others, Friede Goldman Offshore, Inc. ("FGO"), Friede & Goldman, Ltd. ("FGL"), Friede Goldman Newfoundland Limited ("FGN"), Friede Goldman France S.A.S. ("FGF"), and Halter Marine, Inc.("Halter")(collectively referred to as the "Company"). These consolidated statements include the accounts of FGN for all periods subsequent to January 1, 1998, FGF for all periods subsequent to February 5, 1998, HMG for all periods subsequent to November 3, 1999 and all other subsidiaries from their dates of incorporation. All significant intercompany accounts and transactions have been eliminated.

  Reorganization and Initial Public Offering

     The Company was originally incorporated under the laws of the State of Delaware in February 1997. In anticipation of the Company's initial public offering of its common stock, the stockholders of two predecessor companies, HAM Marine, Inc. ("HAM") and FGL, contributed all of their ownership in HAM and FGL to the Company in exchange for shares of common stock in the Company; and HAM and FGL became wholly-owned subsidiaries of the Company (the "Reorganization"). Because HAM and FGL were owned in substantially identical proportions, the number of shares of common stock of the Company received by each of the stockholders of HAM and FGL in the Reorganization was based on each stockholder's percentage of ownership of HAM shares. The Reorganization was accounted for as a reorganization of entities under common control.

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

     In July 1997, the Company completed an initial public offering (the "Offering") of its common stock. In connection with the Offering, the Company sold 3,002,521 (6,005,042 after the 2 for 1

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES stock split discussed below) shares of its common stock for net proceeds of approximately $46.6 million. The Company has utilized the proceeds to fund the expansion of its facilities and equipment, complete the acquisition of FGF, and for working capital.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Construction Contracts

     The Company's revenue is earned on the percentage-of-completion method. Under the percentage of completion method used in its Offshore and Engineered Products segments, substantially all of the revenues from construction contracts are measured based upon the percentage that incurred costs to date, excluding the costs of any purchased but uninstalled materials, bear to total estimated costs. Accordingly, contract price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the accounting period in which the facts that require such adjustments become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are identified. Other changes, including those arising from contract penalty provisions and final contract settlements, are recognized in the period in which the revisions are determined. To the extent that these adjustments result in a reduction or elimination of previously reported profits, the Company would report such a change by recognizing a charge against current earnings, which might be significant depending on the size of the project or the adjustment. Cost of revenue includes costs associated with the fabrication process and can be further broken down between direct costs (such as direct labor costs and raw materials) allocated to specific projects and indirect costs (such as supervisory labor, utilities, supplies, equipment costs, and depreciation) that are associated with production but are not directly related to a specific project. Selling, general and administrative costs are charged to expense as incurred.

     Under the percentage of completion method used in its Vessels segment, revenues from construction contracts are measured by the percentage of labor hours incurred to date to estimated

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES total labor hours for each contract. Management considers expended labor hours to be the best available measure of progress on its vessels contracts.

     The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

  Research and Development

     FGL performs new design work on rigs for subsequent licensing. The costs of developing designs that are not performed pursuant to a customer's contract are charged to cost of revenue as incurred. Such charges amounted to $0.8 million, $1.2 million and $0.9 million for the years ended December 31, 1999, 1998 and 1997.

  Cash Equivalents

     The Company considers all short-term cash investments with an original maturity of less than three months to be cash equivalents.

  Inventories

     Inventories, which consist primarily of steel and other marine vessel components, are valued at the lower of cost or market. Inventory cost is determined principally on the specific identification method. Market is replacement cost or net realizable value. At December 31, 1999 and 1998, the Company's inventory included $10.9 million and $6.1 million of costs it incurred related to the manufacture or purchase of certain jackup rig components. Management of the Company believes that contracts for new construction, modification or repairs will be secured that will utilize these components. No further commitments for these components have been made as of December 31, 1999.

  Goodwill

     Goodwill is recognized for the excess of the purchase price over the fair value of identifiable net assets acquired. Realization of goodwill is periodically assessed by management based on the expected future profitability and undiscounted cash flows of acquired companies and their overall contribution to the operation of the Company.

     The Company recorded goodwill of $187.7 million related to the HMG merger in 1999 and $10.1 million related to the acquisition of FGF in 1998. Goodwill is being amortized over a 25 year period. The related amortization expense was $1.6 million and $0.3 million for the years ended December 31, 1999 and 1998, respectively.

  Other Assets

     Other assets includes $6.9 million of debt issuance costs. The debt issuance costs relate to $185.0 million of 4 1/2% Convertible Subordinated Notes, $30.0 million of Taxable Revenue Bonds and the New Credit Facility. Other assets also includes $1.2 million of deferred financing costs associated with the Title XI debt. These debt issuance costs are being amortized over the life of the related debt. Accumulated amortization of debt issuance costs was $0.5 million and $0.1 million at December 31, 1999 and 1998, respectively.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

  Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. See Note 10 for stock option information.

  Long-Lived Assets

     The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations, including goodwill, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived asset. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

  Segment Information

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) establishes standards for public companies relating to the reporting of financial and descriptive information about operating segments in financial statements. SFAS 131 requires that financial information be reported on the same basis that is reported internally for evaluating segment performance and allocating revenue to segments. See Note 16 for segment information.

  Accounting for Income Taxes

     Subsequent to the termination of its S corporation status for income tax purposes (See Note 6), the Company has followed the asset and liability method of accounting for deferred income taxes prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes (SFAS 109)." Under this method, deferred tax assets and liabilities are recorded for temporary differences that occur between the financial reporting and tax bases of assets and liabilities based on enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  Use of Estimates

     These financial statements have been prepared in conformity with generally accepted accounting principles. Such preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenues and expenses for the years presented. Actual results could differ materially from those estimates. Areas requiring significant estimates to be made by management include the application of the percentage-of-completion accounting method; recoverability of inventory, equipment, and goodwill; depreciation and amortization; income taxes; and accruals for certain estimated liabilities, including loss contingencies.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

  Fair Value of Financial Instruments

     The carrying amount of the Company's financial instruments at December 31, 1999 and 1998, including cash and investment in unconsolidated subsidiary approximates fair value. See Note 9 regarding the carrying value of long-term debt.

  Net Income Per Share

     Basic net income (loss) per share is calculated based on the weighted average number of shares of common stock outstanding for the periods presented. Diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding for the periods, including potential dilutive common shares which reflect the dilutive effect of the Company's stock options. See Note 17 for a reconciliation of net income (loss) per share.

  Foreign Currency Translation

     The financial statements of subsidiaries outside the United States, FGN and FGF (see Note 3), are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resulting translation adjustments are included as a separate component of stockholders' equity. Income and expense items are translated at average monthly rates of exchange during the period.

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

  Certain Risks and Uncertainties

     Low prices for crude oil and natural gas experienced during 1998 and much of 1999, created a general decline in the demand for the Company's products. Although the prices of these commodities have recently increased, there is no assurance that drilling contractors and vessels operators will proceed with plans for new construction or modification of drilling units or vessels.

     In addition, most of the Company's revenue is earned on a percentage of completion basis. Many of the Company's projects are sophisticated and complex and estimating total costs at completion during early stages of construction involves many variables that may change during the course of construction, including labor productivity and increases in the cost of materials and labor. Accordingly, cost estimates are reviewed periodically as work progresses, and adjustments to income proportionate to the percentage of completion are reflected in the period in which the estimates are revised. To the extent that adjustments result in a reduction or elimination of previously reported profits, the Company would have to recognize a charge against current

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES earnings, which may be significant depending upon the size of the project or the adjustment (Also see Notes 13 and 14).

  Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is required to be adopted in fiscal years beginning after June 15, 2000. Given the Company's historically minimal use of these types of instruments, the Company does not expect a material impact on its statements from adoption of SFAS 133.

3. MERGERS AND ACQUISITIONS

  Merger with Halter Marine Group, Inc.

     On November 3, 1999, a merger was consummated between FGI and HMG (See Note
1). As set forth in the merger agreement, stockholders of HMG received 0.57 of a share of the Company's common stock in exchange for each share of HMG, Inc. common stock. A total of 16,450,292 shares was issued for a total value of approximately $193.3 million. The merger is being accounted for as a purchase business combination and the operating activities of HMG have been included in the accompanying financial statements for periods subsequent to November 3, 1999. The net assets acquired have been recorded at their fair values and, at the acquisition date, included adjustments to increase fixed assets by $37.6 million, to record certain contract reserves (See Note 14) and a deferred credit reflecting the fair value of the construction contracts that were in progress at the date of acquisition in the amount of $36.2 million, and to decrease long-term debt by $70.3 million. As a result of the merger, approximately $187.7 million was allocated to goodwill. The goodwill is being amortized over 25 years.

  Acquisition of Friede Goldman France S.A.S.

     Effective February 5, 1998, the Company, through its wholly-owned subsidiary, FGF, a French entity, acquired all of the issued and outstanding shares of a French holding company and its French subsidiaries, for a cash payment of approximately $25.0 million. The purchase price has been allocated to land, building and machinery in the amount of $11.8 million, goodwill of $10.1 million (amortized over 25 years), and other assets net of liabilities in the amount of $1.7 million.

  Acquisition of Friede Goldman Newfoundland

     On January 1, 1998, the Company purchased, through its wholly owned subsidiary, FGN, the assets of Newfoundland Ocean Enterprises Ltd. of Marystown, Newfoundland ("Marystown"), a steel fabrication and marine construction concern with operations similar to those of the Company. The acquisition was effected pursuant to a Share Purchase Agreement, dated January 1, 1998 (the "Share Purchase Agreement"). Under the terms of the Share Purchase Agreement, the Company paid a purchase price of C$1 (one dollar). However, the Share Purchase Agreement also provides

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES that, among other things, the Company must (i) maintain a minimum of 1.2 million man-hours (management, labor, salaried and hourly) for each of the 1998, 1999 and 2000 calendar years, (ii) undertake certain capital improvements at the acquired shipyards and (iii) pay to the sellers fifty percent (50%) of net after tax profit of Marystown for the twelve-month period ending March 31, 1998. The Share Purchase Agreement provides that the Company will pay to the Seller liquidated damages of C$10 million (approximately $7 million) in 1998 and C$5 million (approximately $3 million) in 1999 and 2000 in any of such years in which the minimum number of man-hours described above is not attained. The minimum man-hour requirement for 1998 was met. The Company was not in compliance with the man-hour requirement for 1999. As of this report date, the Company had not received a waiver on its non-compliance with this requirement and it is not yet certain as to whether or not the Company will be able to obtain a waiver of the liquidated damages payment as described above. If a liquidated damages payment is required, it will be accounted for as an adjustment to the purchase price of the Marystown Facility. Pursuant to the provisions of the Share Purchase Agreement, the Company has expended $5.6 million for capital improvements of the shipyard facilities. The Sellers' share of net income for the twelve months ended March 31, 1998, was not material. The net assets acquired have been recorded at their fair market values and, at the acquisition date, included $47.7 million in fixed assets, $1.8 million in net working capital, a deferred credit recorded to reflect the fair value of the construction contracts that were in progress at the date of the acquisition in the amount of $10.7 million, along with $1.6 million in deferred taxes related to these items at the acquisition date. The difference between the fair value of the acquired net assets and the C$1 consideration was recorded as a deferred government subsidy and is being amortized over the lives of the assets acquired, which is approximately 17 years. Accumulated amortization of the deferred subsidy was $4.6 million and $2.3 million as of December 31, 1999 and 1998, respectively. Amortization of the subsidy is recorded in the statement of operations as a reduction to cost of revenue and represents a reduction in depreciation and amortization in the statement of cash flows for the twelve months ended December 31, 1999 and 1998.

     The following summarized income statement data reflects the impact that the acquisitions of FGF, FGN and the merger with HMG would have had on the Company's results of operations had the transactions taken place as of the beginning of the periods presented:

                                                  PRO FORMA RESULTS FOR THE YEARS ENDED
                                                               DECEMBER 31
                                                 ----------------------------------------
                                                     1999           1998          1997
                                                 ------------   ------------   ----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue........................................   $1,216,571     $1,335,676     $809,918
Operating income (loss)........................   $  (24,352)    $   74,841     $ 76,739
Net income (loss)..............................   $  (26,088)    $   47,755     $ 51,583
Net income (loss) per common share -- basic....   $    (0.66)    $     1.17     $   1.38
Net income (loss) per common share -- diluted..   $    (0.65)    $     1.16     $   1.37

4. MARKETABLE SECURITIES

     During 1997, the Company distributed all marketable securities to stockholders in conjunction with the Reorganization and realized a gain of $3.9 million. The cost basis of securities distributed was calculated using the specific identification method.

5. SIGNIFICANT CUSTOMERS

     The nature of the conversion and modification projects undertaken by the Company can result in an individual contract comprising a large percentage of a fiscal year's contract revenue. Similarly, relatively few companies own offshore rigs. As a result, contracts performed for an individual

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES customer may comprise a significant portion of a particular year's contract revenue. During the year ended December 31, 1999, the largest single customer accounted for 30% of total revenue. A second and third customer accounted for 22% and 10% of revenue, respectively. During the year ended December 31, 1998, the largest single customer accounted for 32% of total revenue. A second and third customer accounted for 19% and 15% of revenue, respectively. During the year ended December 31, 1997, the largest single customer accounted for 53% of total revenue. A second customer accounted for 17% of total revenue. All revenue derived from these customers was recognized in the Company's Offshore segment.

6. INCOME TAXES

     Prior to June 15, 1997, certain of the Company's predecessor entities were taxed as S Corporations for federal and state income tax purposes, whereby the stockholders were liable for individual federal and state income taxes on their allocated portions of each entity's taxable income. On June 15, 1997, before the closing of the public offering, the stockholders elected to terminate this status, and the Company became subject to federal and state income taxes.

     The election resulted in the establishment of a net deferred tax liability calculated at applicable federal and state income tax rates resulting primarily from temporary differences arising from differences in depreciation rates for tax and financial reporting purposes, timing of gain recognition related to a sales-type lease or leases and unrealized appreciation on marketable securities. The initial recordation of a net deferred tax liability by the Company resulted in a provision for income taxes of $0.8 million.

     All income before provision for income taxes for the year ended December 31, 1997 was domestic. Income (loss) before income taxes for the years ended December 31, 1999 and 1998 was comprised of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
                                                                (IN THOUSANDS)
Domestic....................................................  $(51,573)   $46,903
Foreign.....................................................     3,606      9,062
                                                              --------    -------
          Total.............................................  $(47,967)   $55,965
                                                              ========    =======

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

     Income tax expense (benefit) included in the statement of operations for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                                DECEMBER 31,
                                                         ---------------------------
                                                           1999      1998      1997
                                                         --------   -------   ------
                                                               (IN THOUSANDS)
Current:
  Domestic.............................................  $(24,360)  $17,448   $7,258
  Foreign..............................................       683     2,526       --
                                                         --------   -------   ------
                                                          (23,677)   19,974    7,258
                                                         --------   -------   ------
Deferred:
  Domestic-attributable to activity subsequent to June
     15, 1997..........................................     5,716       922     (117)
  Domestic-attributable to activity prior to June 15,
     1997..............................................        --        --      800
  Foreign..............................................       820      (217)      --
                                                         --------   -------   ------
                                                            6,536       705      683
                                                         --------   -------   ------
          Total........................................  $(17,141)  $20,679   $7,941
                                                         ========   =======   ======

     Income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as a result of the following:

                                                        DECEMBER 31,
                                 -----------------------------------------------------------
                                       1999                  1998                 1997
                                 -----------------     ----------------     ----------------
                                             % OF                 % OF                 % OF
                                            PRETAX               PRETAX               PRETAX
                                   TAX      INCOME       TAX     INCOME       TAX     INCOME
                                 --------   ------     -------   ------     -------   ------
                                                       (IN THOUSANDS)
Federal income tax expense
  (benefit) computed on income
  (loss) before taxes..........  $(16,788)  (35.0)%    $19,587    35.0%     $10,924    35.0%
Amortization of goodwill.......       612     1.3          117     0.2           47     0.2
Decrease in tax resulting from
  income earned as an S
  Corporation..................        --      --           --      --       (3,700)  (11.9)
Deferred income tax liability
  recorded upon termination of
  S-Corporation election.......        --      --           --      --          800     2.6
Taxes on foreign source
  income.......................        --      --          127     0.2           --      --
Domestic tax credits...........        --      --         (350)   (0.6)          --      --
State income tax...............    (1,678)   (3.5)       1,551     2.8          658     2.1
Non-taxable distribution of
  marketable securities........        --      --           --      --         (890)   (2.9)
Other..........................       713     1.4         (353)   (0.7)         102     0.3
                                 --------   -----      -------    ----      -------   -----
Income tax expense(benefit)....  $(17,141)  (35.8)%    $20,679    36.9%     $ 7,941    25.4%
                                 ========   =====      =======    ====      =======   =====

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

     Temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities give rise to the following deferred income taxes at December 31, 1999 and 1998:

                                                                       DECEMBER 31,
                                                   -----------------------------------------------------
                                                             1999                        1998
                                                   -------------------------   -------------------------
                                                                    NON-                        NON-
                                                     CURRENT       CURRENT       CURRENT       CURRENT
                                                      ASSET         ASSET         ASSET         ASSET
                                                   (LIABILITY)   (LIABILITY)   (LIABILITY)   (LIABILITY)
                                                   -----------   -----------   -----------   -----------
                                                                      (IN THOUSANDS)
Fixed assets.....................................    $    --      $(49,192)      $   --       $(19,854)
Deferred government subsidy......................         --        11,871           --         12,839
Stock based compensation.........................         --            --           --            162
Gain on sale of assets...........................         --            --           --           (233)
Foreign tax credit...............................         --         2,490           --            900
Accounts receivable valuation....................         --            --         (109)            --
Accrued liabilities..............................      7,242         2,985          862             --
Contract reserves................................     26,939            --           --             --
Fair value adjustment for contracts in progress
  at acquisition.................................     11,222            --        1,665             --
Other............................................         --           128         (172)            92
Debt discount....................................         --       (26,925)          --             --
NOL carryforward.................................         --         4,758           --             --
Valuation allowance..............................         --        (2,305)          --           (700)
                                                     -------      --------       ------       --------
Deferred income tax asset (liability)............    $45,403      $(56,190)      $2,246       $ (6,794)
                                                     =======      ========       ======       ========

     At December 31, 1999, the Company had net operating loss carryforwards of $7.9 million and $4.9 million available to offset future U.S. and Canadian taxable income, respectively. The U.S. operating loss carryforwards expire in 2014 and the Canadian operating loss carryforwards expire in 2007.

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

     As an S Corporation, the tax attributes of the Company's predecessors flowed to the stockholders and, accordingly, no provision for income taxes is included in the results of operations for the Company prior to June 15, 1997. The pro forma provision for income taxes is the result of the application of a combined federal and state rate of 37% to income before income taxes for periods prior to June 15, 1997.

7. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     At December 31, 1999 and 1998, the Company had invested approximately $13.0 and $12.8 million, respectively, in an unconsolidated subsidiary ("Ilion LLC") in which the Company currently owns a 50% equity interest. The Company's ownership interest in Ilion LLC may be reduced to 30%

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES if the other member (who is also a significant customer of the Company) of the LLC exercises its option to convert a note receivable from Ilion LLC into equity interest. Ilion LLC owns a hull for a semi-submersible drilling rig that requires substantial completion and outfitting. The Company and the other member of Ilion LLC are considering various options for formal arrangements related to the hull, including financing of its completion, securing a contract for utilization or sale of the rig, or other options. Other than the initial purchase of the drilling rig hull, Ilion LLC had no significant activity as of December 31, 1999. The Company's investment in Ilion LLC is accounted for using the equity method.

8. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost less accumulated depreciation. Ordinary maintenance and repairs that do not extend the physical or economic lives of the assets are charged to expense as incurred. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets.

     Useful lives utilized in the depreciation of fixed assets for each class of property, plant and equipment are as follows:

CLASS                                                     LIFE
-----                                                 -------------
                                                           15 -- 40
Buildings and dock facilities.......................          years
                                                           10 -- 40
Leasehold improvements..............................          years
Machinery and equipment.............................  3 -- 20 years
Other...............................................   3 -- 7 years

     A summary of property, plant, and equipment and construction in progress follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Land........................................................  $ 32,447   $  4,879
Buildings and improvements..................................   155,260     72,841
Machinery and equipment.....................................   165,619     72,555
Construction in progress....................................     4,985        970
                                                              --------   --------
          Total property, plant and equipment...............   358,311    151,245
Less accumulated depreciation...............................    23,669     12,167
                                                              --------   --------
          Total property, plant and equipment, net..........  $334,642   $139,078
                                                              ========   ========

     Depreciation expense was $11.6 million, $7.9 million, and $1.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     Effective January 1, 1998, the Company revised its estimate of the useful lives of certain machinery and equipment (primarily cranes and dry docks), and dock facilities (bulkheads, foundations, etc.). The useful lives of the machinery and equipment were extended from an average of 9 years to 20 years and the useful lives of the dock facilities were increased from an average of 18 years to 40 years. These changes were made to more accurately reflect the estimated periods during which such assets will remain in service.

     Substantially all of the assets of the Company have been pledged as collateral under various debt arrangements entered into by the Company. (See
Note 9).

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

     During 1998 and 1997, the Company had capitalized interest of approximately $1.3 million and $0.1 million, related to construction of the FGO East Facility. There was no interest capitalized during 1999.

9. DEBT

     A summary of short and long-term debt follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                1999      1998
                                                              --------   -------
Borrowings under 1999 Credit Facility.......................  $106,708   $    --
Borrowings under 1998 Credit Facility.......................        --     9,328
Convertible Subordinated Notes bearing interest at 4 1/2%,
  principal due at maturity in September 2004, unsecured
  (less discount of $68,658)................................   116,342        --
Taxable revenue bonds bearing interest at 6.39%, principal
  due at maturity in December 2013, secured by letter of
  credit....................................................    30,000
Notes payable to financial institutions and others bearing
  interest at rates ranging from 5.7% to 12.0%, payable in
  monthly installments, maturing at dates ranging from
  January 1999 to March 2005 and secured by equipment, a
  lease and real property...................................    11,090     1,978
Bonds payable to MARAD bearing interest at 6.35% maturing
  June 2013 payable in semi-annual installments commencing
  July 1, 1999, secured by equipment........................    23,163    24,817
Bonds payable, bearing interest at 7.99% payable in monthly
  installments commencing January 1999, maturing December
  2008, secured by equipment................................    16,880    18,000
Capital lease obligations bearing interest at rates ranging
  from 4.7% to 10.0%, maturing at dates ranging from
  February 2000 through November 2004.......................     4,037     1,369
Note payable, bearing interest at 7.05% payable in quarterly installments commencing April 1998, maturing March 2002,
  secured by equipment......................................     4,500     6,500
                                                              --------   -------
          Total.............................................   312,720    61,992
Less: Short-term debt and current portion of long-term
  debt......................................................    13,645    16,129
                                                              --------   -------
          Long term debt less current portion...............  $299,075   $45,863
                                                              ========   =======

  1999 Credit Facility

     In connection with the merger with HMG, on November 3, 1999, the Company entered into a new secured bank revolving and letter of credit facility ("the New Credit Facility") that replaced the Credit Facility. Under the terms of the New Credit Facility, the Company may borrow up to $120 million under a senior secured revolving credit facility. In addition, the New Credit Facility provides a $44.2 million senior secured letter of credit facility. The New Credit Facility has a three-year term and is secured by substantially all of the Company's otherwise unencumbered assets, all of the Company's domestic subsidiaries and 67% of the stock of its foreign subsidiaries. The interest rate ranges from 1.375% to 2.75% over the London Inter Bank Offered Rate ("LIBOR")or the base rate (as defined), at the Company's choice. Under the New Credit Facility, the Company is obligated to pay certain fees, including an annual commitment fee in an amount of 0.50% of the

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES unused portion of the commitment. Amounts outstanding under the New Credit Facility may not exceed an amount based on specified percentages of the Company's accounts receivable, inventory and net contract related investments. At December 31, 1999, the Company had $106.7 million in cash advances under the credit agreement with $4.2 million available under the New Credit Facility. Average usage since inception of the New Credit Facility has been $96.4 million, resulting in an average availability of $13.9 million over the same period.

     The New Credit Facility requires the Company to comply with certain financial covenants, including limitations on additional borrowings and capital expenditures, certain debt coverage ratios, minimum net worth and other customary requirements. At December 31, 1999, the Company was not in compliance with the leverage ratio, the minimum fixed charge coverage ratio and the minimum net worth requirement. On March 28, 2000 the Company obtained a waiver of noncompliance with these requirements and an amendment to the New Credit Facility that, among other things, amend the leverage ratio, the fixed charge coverage ratio, and minimum net worth requirement, and requires the commitment amount under the New Credit Facility to be reduced by 75% of the net proceeds of asset sales. The amendment changes the interest rate to the lender's base rate plus 2.00% per annum until the Company completes certain of its contracts. It is not anticipated that the Company will complete these contracts until the fourth quarter of 2001. In connection with the amendment, the Company is obligated to pay certain fees, including an annual commitment fee in an amount of 1.00% of the unused portion of the commitment.

  1998 Credit Facility

     In 1997, HAM entered into a credit facility (the "Credit Facility") with a bank that provided for accounts receivable and contract related inventory based borrowings of up to $20 million at prime plus 1/2% through March 20, 1998. These borrowings were secured by accounts receivable and personal guarantees of certain stockholders of the Company. The Credit Facility expired in 1998 and was extended until May 3, 1999, and the borrowing capacity was increased to $25 million at prime plus 1/2% (8.13% at December 31, 1998). A balance of $9.3 million was outstanding at December 31, 1998, and an additional $9.6 million was available. In August 1999, the Company entered into a supplemental bank credit facility to provide an additional $20 million in borrowing capacity.

  Convertible Subordinated Notes

     In conjunction with the HMG merger, the Company assumed, through a Supplemental Indenture, an aggregate principal amount of $185.0 million of 4 1/2% Convertible Subordinated Notes (the "Notes"). The Notes, originally issued on September 15, 1997, mature on September 15, 2004. The Notes were issued under an Indenture Agreement (the "Indenture") that provides that the Notes are convertible at the option of the holder into shares of common stock of the Company at a conversion rate of $55.26 per share, subject to adjustment for certain events (as defined in the Indenture). As a result of purchase accounting adjustments related to the merger, the recorded book value of the Notes was adjusted to reflect fair market value on the date of the merger. Accordingly, a discount of $70.3 million was recorded. For the year ended December 31, 1999, accretion of this discount amounted to $1.6 million, which resulted in an effective interest rate of 15.79% on the Notes, and is included in interest expense.

     Interest on the Notes is payable semiannually, in arrears, on March 15 and September 15 of each year, with principal due at maturity.

     The Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after September 15, 2000, at the redemption prices (expressed as percentages of the principal

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES amount) set forth below, plus accrued and unpaid interest and liquidated damages, if any, to, but excluding, the redemption date.

YEAR                                                       PERCENTAGE
----                                                       ----------
2000.....................................................    102.57%
2001.....................................................    101.93
2002.....................................................    101.28
2003.....................................................    100.64
2004.....................................................    100.00

     Holders of the Notes may, at their option, require that the Company repurchase all or a portion of the Notes upon the occurrence of a "change of control" (as defined in the Indenture) at a cash price equal to 100% of the principal amount, together with accrued and unpaid interest and liquidated damages, if any, to the date of purchase.

     The fair value of the Company's 4 1/2% convertible subordinated notes as of December 31, 1999 was $111.0 million. The fair value of the Company's remaining long-term debt approximates its recorded value.

  Taxable Revenue Bonds, Series 1998

     In conjunction with the HMG merger, the Company assumed an aggregate principal amount of $30 million of Mississippi Business Finance Corporation Taxable Revenue Bonds, Series 1998 (the "Bonds"). The Bonds, originally issued on January 1, 1998, mature on December 31, 2013. Interest on the bonds is payable semiannually, in arrears, on June 30 and December 31 of each year, at an annual interest rate of 6.39%. Principal is due at maturity.

     The Bonds are subject to mandatory sinking fund redemption requirements of $3 million annually. These payments, together with accrued interest to the date of redemption and without premium or penalty, are due on December 31 of each year commencing December 31, 2004 and continuing through December 31, 2013. The Company has the option to redeem the Bonds, in whole at any time, or in part on any payment date, in the inverse order of their maturities at an amount equal to the principal amount together with accrued interest through the redemption date.

  Other Debt

     In December 1997, the Company issued bonds under Title XI that are guaranteed by MARAD to partially finance construction of the Company's FGO East Facility. The bonds bear interest at a rate of 6.35% and are payable over 15 years in semi-annual installments. The financing agreement includes several restrictive financial and non-financial covenants, the violation of which would carry monetary penalties. The Company was not in compliance with all such covenants as of December 31, 1999 but had received waivers of such covenants.

     In 1998, the Company borrowed $8.0 million from GE Capital Corporation for the financing of the purchase of certain equipment used in the Company's Pascagoula, Mississippi facilities. The loan, which is secured by the purchased equipment, bears interest at 7.05% and is repayable in quarterly installments of $0.5 million plus interest through 2002.

     In December 1998, the Company issued $18.0 million of 7.99% taxable revenue bonds through the Mississippi Business Finance Corporation to finance the purchase of equipment used primarily at the FGO East Facility. The Bonds are repayable in monthly installments of approximately

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

$0.2 million, including interest for 10 years. The Bonds are secured by the purchased equipment. The Company received certain state sales, use and state income tax incentives related to the bonds.

     A summary of debt maturities including the discount on the Convertible Subordinated Notes over the next five years follows:

               YEAR ENDING DECEMBER 31,                      AMOUNT
               ------------------------                      ------
                                                         (IN THOUSANDS)
2000...................................................     $ 13,645
2001...................................................        6,285
2002...................................................      111,539
2003...................................................        4,765
2004...................................................      192,166

10. EMPLOYEE BENEFIT PLANS

  Pension Plan

     In conjunction with the HMG merger, the Company assumed a liability related to an employee pension plan. The plan was frozen effective March 31, 1998. The plan provides income and death benefits for eligible employees who were members of the plan at the time of curtailment. The Company's policy is to fund retirement costs accrued but only to the extent such amounts are deductible for income tax purposes. Plan assets include cash, short-term debt securities, and other investments. Benefits are based on years of credited service and compensation.

     The Company has adopted Statement of Financial Accounting Standard No. 132, "Employer's Disclosures about Pension and Other Postretirement Benefits," which revises the required disclosures about pension and other postretirement benefit plans. The changes in benefit obligations and plan assets during the period from November 3, 1999 through December 31, 1999 were not material. The following table summarizes the funded status of the pension plan at December 31, 1999 (in thousands):

Benefit obligation at end of year...........................  $8,306
                                                              ======
Fair value of plan assets at end of year....................  $9,793
                                                              ======
Funded status of the plan...................................  $1,487
Unrecognized net actuarial loss.............................    (133)
                                                              ------
Prepaid benefit cost........................................  $1,354
                                                              ======
Assumptions used in actuarial calculations were as follows:
Weighted average assumptions:
  Discount rate.............................................   7.75%
  Expected return on plan assets............................   9.00%
  Rate of compensation increase.............................   4.75%

  401(k) Plan

     The Company has a contributory 401(k) plan in which employees of the Company may participate. Under the plan, eligible employees are allowed to make voluntary pretax contributions which are matched, up to certain limits, by the Company. Employer contributions to the plan were $1.5 million, $0.7 million, and $0.1 million during the years ended December 31, 1999, 1998 and 1997, respectively.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

  Incentive Compensation Plan

     The Company has an Incentive Compensation Plan (the Plan) under which both qualified and non-qualified options, and restricted stock and other forms of incentive compensation may be granted. As of December 31,1999, approximately 5,982,000 shares of common stock are reserved for issuance under the Plan. The Plan is administered by a committee of the Board, which selects persons eligible to receive options and determines the number of shares subject to each option, the vesting schedule, the exercise price and the duration of the option. The exercise price of any option granted under the Plan cannot be less than 100% of the fair market value on the date of grant and its duration cannot exceed 10 years.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), allows companies to record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the current Accounting Principles Board Opinion No. 25 ("APB 25") method whereby no compensation cost is recognized upon grant if certain requirements are met. The Company accounts for its stock-based compensation under APB 25. However, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 are presented below.

     If the compensation cost for the Company's 1999, 1998, and 1997 grants for stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income (loss) per common share for the years ended December 31, 1999, 1998 and 1997 would have approximated the pro forma amounts below.

                                      1999                  1998                  1997
                               -------------------   -------------------   -------------------
                                  AS                    AS                    AS
                               REPORTED   PROFORMA   REPORTED   PROFORMA   REPORTED   PROFORMA
                               --------   --------   --------   --------   --------   --------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)............  $(30,826)  $(34,558)  $35,286    $29,974    $23,269    $19,731
Net income (loss) per common
  share:
  Basic......................  $  (1.18)  $  (1.32)  $  1.46    $  1.23    $  1.10    $  0.94
  Diluted....................  $  (1.18)  $  (1.32)  $  1.43    $  1.22    $  1.09    $  0.93

     The weighted average grant date fair value of options granted during the year ended December 31, 1999 was $7.90. The fair value of options was estimated using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0%; (b) expected volatility of 90.7%; (c) risk-free interest rate ranging from 6.60% to 6.71%; and (d) average expected life of 7 years.

     The fair value of options was estimated using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0%;
(b) expected volatility of 95.6%; (c) risk-free interest rate ranging from 5.2% to 5.88%; and (d) expected life of 10 years.

     Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

     A summary of the Company's stock options as of December 31, 1999, 1998 and 1997 and changes during the years then ended is presented below:

                                        1999                 1998                1997
                                 ------------------   ------------------   ----------------
                                              WGT.                 WGT.               WGT.
                                  NUMBER      AVG.     NUMBER      AVG.     NUMBER    AVG.
                                    OF       EXER.       OF       EXER.       OF      EXER.
                                  OPTIONS    PRICE     OPTIONS    PRICE    OPTIONS    PRICE
                                 ---------   ------   ---------   ------   --------   -----
Outstanding at beginning of
  year.........................  1,054,110   $13.44     937,950   $ 7.08         --   $  --
Granted........................  3,914,500     9.65     355,053    25.02    937,950    7.08
Forfeited......................     (5,333)   10.66    (119,698)   10.31         --      --
Exercised......................    (82,384)    7.35    (119,195)    3.60         --      --
                                 ---------            ---------            --------
Outstanding at end of year.....  4,880,893   $10.45   1,054,110   $13.44    937,950   $7.08
                                 =========   ======   =========   ======   ========   =====
Options exercisable at year
  and..........................  1,552,478   $10.36     195,225   $ 8.14     76,820   $1.20
Options vesting in future
  years........................  3,328,415    10.49     858,885    14.65    861,130    6.63
                                 ---------            ---------            --------
Options outstanding at year
  end..........................  4,880,893   $10.45   1,054,110   $13.44    937,950   $7.08
                                 =========   ======   =========   ======   ========   =====

     The following table summarizes information about stock options outstanding at December 31, 1999.

                                              OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                     -------------------------------------   ----------------------
                                                     WEIGHTED
                                                     AVERAGE      WEIGHTED                 WEIGHTED
                                                    REMAINING     AVERAGE                  AVERAGE
RANGE OF                               NUMBER      CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES                      OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
---------------                      -----------   ------------   --------   -----------   --------
$ 0.50 ...........................       87,000        7.5        $ 0.500        34,800    $ 0.500
  2.50............................       20,000        7.0          2.500         8,000      2.500
  8.75............................      575,000        9.5          8.750            --      5.750
  8.50............................      516,341        7.5          8.500       342,627      8.500
  9.625...........................    3,000,000        9.5          9.625     1,050,000      9.625
 11.375...........................      339,500        9.0         11.375            --     11.375
 15.188-19.75.....................      103,000        8.8         15.321        34,333     15.321
 27.625-46.50.....................      240,052        8.5         29.790        82,718     30.239

     The following table summarizes information about stock options outstanding at December 31, 1998.

                                              OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                     -------------------------------------   ----------------------
                                                     WEIGHTED
                                                     AVERAGE      WEIGHTED                 WEIGHTED
                                                    REMAINING     AVERAGE                  AVERAGE
RANGE OF                               NUMBER      CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES                      OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
---------------                      -----------   ------------   --------   -----------   --------
$ 0.500............................     99,200         8.5        $ 0.500       17,600     $ 0.500
  2.500............................     20,000         8.0          2.500        4,000       2.500
  8.500............................    591,758         8.5          8.500      170,958       8.500
 15.00-24.99.......................    103,000         9.6         15.321           --          --
 24.00-46.50.......................    240,152         9.5         29.790        2,667      43.670

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

     In February 1997, HAM agreed to grant an employee fully vested shares of common stock of HAM equal to approximately 0.418% of the common shares then outstanding (76,820 shares) and granted that employee options to purchase an equal amount of additional shares at $1.20 per share that were to vest ratably on January 1, 1999, 2000 and 2001, subject to forfeiture if the employee terminates employment. The options expire if unexercised by December 31, 2006. Pursuant to the terms of the option agreements, all of the options outstanding became fully vested subsequent to the initial public offering because of a change in ownership of the Company. Accordingly, HAM charged $0.8 million to selling, general and administrative expenses in the year ended December 31, 1997.

     In July, August, and December 1997 and in February 1998, respectively, the Company issued 202,000, 9,000, 27,130, and 15,038 stock options to certain employees. The option price for these issues ranged from $0.50 to $17.00, which was less than their fair market value at the date of grant, and vested over terms ranging from 3 to 5 years. Such differences in the option price and the per share fair market value represent non-cash compensation to the individuals receiving the options, which is measured at the date of the stock option's grant, and is amortized and included in selling, general, and administrative expenses over the respective vesting terms of the options in accordance with APB
25. Future expense to be recognized with respect to these options amounted to $0.4 million at December 31, 1999. Compensation expenses related to these stock options of $0.2 million, $0.3 million and $0.6 million was recognized in 1999, 1998 and 1997, respectively. Total non-cash compensation expense for the years ended December 31, 1999, 1998 and 1997 was $0.2 million, $0.3 million and $1.0 million, respectively.

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

11. LEASES

     The Company leases certain land, drydocks, and machinery and equipment under noncancelable operating leases which expire at various dates through the year 2017.

     Future minimum lease payments for long-term lease arrangements are as follows:

               YEAR ENDING DECEMBER 31,                     AMOUNT
               ------------------------                     ------
                                                        (IN THOUSANDS)
2000..................................................     $ 4,347
2001..................................................       3,785
2002..................................................       3,648
2003..................................................       3,602
2004..................................................       3,493
Thereafter............................................      13,417

     Lease expense on long-term lease arrangements was $1.8 million, $1.3 million and $2.3 million for the years ended December 31, 1999, 1998, and 1997, respectively. The Company enters into short-term lease arrangements for equipment needed to fulfill the requirements of specific jobs. Any payments owed or committed under these lease arrangements as of December 31, 1999 are not included as part of total minimum lease payments. Rent expense for these arrangements was $5.2 million, $5.8 million and $3.1 million for the fiscal years ended December 31, 1999, 1998 and 1997, respectively.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

12. RELATED PARTY TRANSACTIONS

  Transactions with Stockholders

     During 1997, HAM distributed certain assets to its stockholders. Assets distributed included real estate previously held for investment with an estimated market value of $1.1 million and a carrying value of approximately $0.3 million, along with related debt of $0.2 million and an airplane with an estimated market value of $0.6 million and a carrying value of approximately $0.5 million. The difference between the estimated fair market value and the carrying value of the distributed assets has been recognized as a gain in the statement of operations for the year ended December 31, 1997.

     Between March 31 and June 30, 1997, one of the Company's predecessors made cash distributions to its stockholders of approximately $1.4 million, primarily to provide the stockholders with cash to meet income tax obligations on earnings of such predecessors prior to 1997. In addition, in contemplation of the proposed initial public offering, one of the predecessors distributed to its stockholders marketable securities with a fair value of approximately $4.8 million, together with related margin account debt of approximately $2.7 million. Further, one of the predecessors distributed approximately $4.5 million to its stockholders representing the stockholders' estimated income tax obligations on the earnings of the predecessors during 1997 through the date of termination of its S Corporation status.

     During 1999 and 1998, the Company maintained cash deposits in a single financial institution on whose Board of Directors the Company's President and Chief Executive Officer is a member. Deposits in this bank were in the amount of $0.1 million and $19.7 million as of December 31, 1999 and 1998, respectively.

     The Company is obligated to make payments pursuant to an aircraft lease agreement with Equipment Management Systems, a company owned primarily by the Company's President and Chief Executive Officer. Under previous leases, the Company paid $50,000 per month during January 1997 through October 1998 and also paid operating expenses of the aircraft. The monthly lease payment was increased to $65,000 for November 1998 and pursuant to a new lease executed in December 1998, the payment increased to $85,000 per month. Lease payments for the first quarter of 2000 were suspended but the Company continues to pay operating expenses.

13. LITIGATION SETTLEMENTS AND CONTINGENCIES

  Liberty Mutual

     On September 18, 1998, Liberty Mutual and Employers Insurance of Wausau (the "Insurers") filed suit against a subsidiary of the Company, FGO (formerly HAM Marine, Inc.), two contract labor providers, Petra Contractors, Inc., KT Contractors, Inc., and fifty unnamed individuals in an action styled Liberty Mutual Insurance Company and Employers Insurance of Wausau v. HAM Marine, Inc., et al. (in the United States District Court for the Southern District of Mississippi, Jackson Division, Case No. 3:98cv6111LOS). Insurers allege that the contract labor providers were alter egos of FGO established to obtain workers' compensation insurance at lower rates than FGO could have obtained in its own name. The Insurers seek actual damages of $2.3 million and punitive damages of $4.5 million. On October 1, 1999, the Insurers were allowed to amend their complaint to add certain former officers and directors of FGO and other third party individuals and entities which the Insurers allege were involved in the action which is the subject of the complaint.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

  Hyundai

     On January 11, 1999, FGO was served with a summons by Hyundai Heavy Industries Co. Limited ("Hyundai") in an action styled Hyundai Heavy Industries Co. Limited v. Ocean Rig ASA and HAM Marine, Inc. (in the High Court of Justice, Queen's Bench Division, Commercial Court, 1009 Folio No. 67). Hyundai alleges that FGO tortuously interfered with Hyundai's contract (the "Hyundai Contract") with Ocean Rig ASA ("Ocean Rig") to complete one oil and gas drilling rig for $149.9 million. The Hyundai Contract was signed on October 22, 1997, but was subject to approval by the Ocean Rig Board of Directors on December 18, 1997. The contract contained a "no shop" clause prohibiting Ocean Rig from negotiating with any other party for the work on this one vessel while the contract was in effect. After the Hyundai Contract was signed, but before it was considered by the Ocean Rig Board of Directors, FGO actively pursued a contract from Ocean Rig for the completion of three other drilling vessels. Ultimately, the Ocean Rig Board of Directors did not approve the Hyundai Contract and, thereafter, FGO received a contract to complete two drilling vessels for Ocean Rig and an option to complete two more. Hyundai alleges that FGO tortuously interfered with the Hyundai Contract in order to obtain a contract from Ocean Rig for the completion of the first drilling vessel. FGO denies all of Hyundai's allegations and is vigorously defending the action. The total potential exposure to FGO is approximately $15 million or 10 percent of the Hyundai Contract.

  Economic Incentive Program

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

  General Exposure to Industry Conditions

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

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

14. CONTRACTUAL MATTERS

  Ocean Rig

     In December 1997 and June 1998, the Company entered into contracts to construct two semi-submersible drilling rigs for Ocean Rig ASA, a Norwegian company. The Company commenced construction of one rig in June 1998 and the other in January 1999. In late July and early August 1999, Friede Goldman initiated discussions with Ocean Rig with respect to anticipated delays in the completion and delivery of the two rigs from the original delivery dates of August 26, 1999 and November 23, 1999. The Company asserted that Ocean Rig was responsible for the delays and certain cost increases due to Ocean Rig-initiated design changes and late delivery by Ocean Rig of information and equipment required to be provided to the Company by Ocean Rig pursuant to the terms of the construction contracts.

     Friede Goldman entered into negotiations with Ocean Rig in early August 1999 for the purpose of seeking compensation from Ocean Rig for additional costs and delay damages resulting from the Ocean Rig-initiated design changes and late deliveries of information and equipment. In connection with these negotiations, Ocean Rig denied responsibility for causing the delivery delays and indicated that it would seek delay damages from Friede Goldman in the event that the delivery dates were not met.

     On August 16, 1999, the Company and Ocean Rig entered into an agreement providing for new delivery dates of March 31, 2000 and June 30, 2000 for the two rigs. As part of this agreement, Ocean Rig agreed to make all payments when due and as construction milestones are met in accordance with the two contracts. The agreement also required both parties to submit supporting documentation relating to their respective claims and required the parties to meet to negotiate a resolution of their dispute. A resolution between the parties was not reached and fast track arbitration with respect to the claims was initiated by Ocean Rig in London, England on September 3, 1999. The Company asserted an arbitration claim in excess of $75.0 million seeking compensation for additional costs and delay damages relating to the construction of the two rigs.

     Ocean Rig sought liquidated damages and damages at large for delay of up to $28.0 million. The dispute between the Company and Ocean Rig was settled pursuant to the terms and conditions of a Confidential Settlement Agreement dated January 18, 2000. Among other things, the settlement with Ocean Rig provided for an increase of $21.5 million in the contract price of each rig and revised delivery dates of October 2000 and December 2000 for the two rigs; and total liquidated damages for late delivery beyond the new delivery dates of up to $7.5 million for each rig.

     The Company has adjusted previously recognized revenues and gross profits to reflect the percentage of completion based on the revised delivery dates and related cost estimates and expected recoveries. The net impact of this adjustment to account for the settled claim and related additional costs incurred and for the timing of recognition of related revenues and expenses was a net reduction for the year ended December 31, 1999 of approximately $37.4 million. The amount of the adjustment was based on, among other things, the outcome of the settlement negotiations and management's estimate of the percentage of completion of the projects at the end of the year.

  Petrodrill

     In April 1998, TDI-Halter, L.P., now Friede Goldman Offshore Texas, L.P. ("FGOT"), a subsidiary of the Company, entered into contracts to construct two semi-submersible drilling rigs for Petrodrill IV Ltd. and Petrodrill V, Ltd. ("Petrodrill") with the combined contract value of $168.0 million (the "Contracts"). FGOT provided certain bonds issued by Fireman's Fund guaranteeing FGOT's performance under the Contracts. After FGOT commenced construction of the two rigs,

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

FGOT began to experience delays in the production schedule and increased costs due, in whole or part, to delays caused by Petrodrill and by certain subcontractors nominated for FGOT's use by Petrodrill, and by FGOT's performing as the lead yard as opposed to a follow-on yard as anticipated by the parties.

     In April 1999, and in connection with a transaction whereby the Federal Maritime Administration ("MARAD") agreed to finance the Petrodrill rigs, FGOT and Petrodrill entered into an amendment to the Contracts that provided, among other things, for extensions to the delivery dates of approximately six months for each rig. Thereafter, production delays continued. Under the Contracts, FGOT is entitled to extensions of the delivery dates for permissible delay as defined in the Contracts ("Permissible Delay") and for delays caused by Petrodrill breaches of contract. FGOT notified Petrodrill that, as a result of such delays, it was entitled to additional extension of the delivery dates and to additional compensation. Petrodrill refused to acknowledge FGOT's right to extension of the delivery dates. Petrodrill was also advised that the rigs could not be completed by their respective existing delivery dates.

     Due to Petrodrill's refusal to grant extensions to the delivery dates FGOT notified Petrodrill in January 2000 that it was mitigating its and Petrodrill's damages by deferring certain fabrication efforts until engineering work could be completed so that construction could go forward in an efficient manner. FGOT also notified Petrodrill that it believed it was entitled to additional monetary compensation from Petrodrill as a result of delay, disruption, inefficiencies and other direct and indirect costs caused by, among other things, delays by Petrodrill and its nominated subcontractors and by FGOT being required to perform as the lead yard.

     On January 13, 2000, Petrodrill filed suit against the Company and FGO, in state court in Houston, Texas asserting, among other things, that the Company and FGO had tortiously interfered with FGOT's Contracts with Petrodrill, seeking injunctive relief and damages. On January 19, 2000, the case was removed to the federal district court in Houston (the "US litigation"). On January 27, 2000, the Company filed a counterclaim and FGOT filed a complaint against Petrodrill in the US litigation asserting breach of contract, and seeking monetary damages, reformation of contract and declaratory relief.

     On January 27, 2000, Petrodrill filed an action against FGOT in the court in London, England, (the "UK action") seeking essentially the same relief on different theories as it had in the US litigation. In March, the court in London dismissed Petrodrill's application for interim relief that FGOT was not entitled to cease construction work; confirmed that the proper jurisdiction and forum for the disputes was the court in London; and ordered a stay of the US litigation. As directed by the UK court, FGOT filed a counterclaim seeking monetary damages in an amount of at least $68.5 million, and extension of the delivery dates under various legal theories.

     In late March 2000, FGOT and Petrodrill reached an agreement, which is subject to various approvals, including that of MARAD and the Boards of Directors of each Company, to further amend the Contracts (the "Amendment No. 2"). Amendment No. 2 will stay the UK action for six months and dismiss the US litigation, with prejudice except as to FGOT's rights to pursue its enumerated claims against Petrodrill for additional compensation in the UK action. Under the Amendment, the delivery dates for the rigs will be extended until August 1, 2001 and November 1, 2001, respectively; Petrodrill will waive all of its claims against FGOT accruing prior to the Amendment, including its right to terminate the Contracts for events occurring prior to the Amendment; total liquidated damages for late delivery beyond the new delivery dates will be capped at $6.6 million for each rig; any future right of Petrodrill to terminate each Contract will accrue only if the respective rig is not delivered within 180 days of its extended delivery date, as such date may be further extended under other contractual provisions; and FGOT will credit Petrodrill up to $2 million per rig against any

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES amounts awarded against Petrodrill, but only to the extent FGOT recovers against Petrodrill. After the six-month stay of the UK action, FGOT intends to vigorously pursue its claims for additional compensation.

     Notwithstanding the Amendment, the Company intends to proceed with construction of the rigs while pursuing any and all remedies available to it under the Contracts and applicable law. If the contract delivery dates are not extended as provided in Amendment No. 2 for any reason, including any failure to obtain an approval required for Amendment No. 2 to become effective, FGOT will not be in a position to deliver the rigs on or before the pre-Amendment delivery dates, or the date on which Petrodrill's contractual right to terminate the Contracts will accrue. Petrodrill's remedies upon termination include among others, the right to rescind the Contracts, transfer the rigs to FGOT, and demand reimbursement for all amounts paid, including amounts paid for owner furnished equipment. FGOT would likely not be in a position to meet such a demand, and if such demand was successfully asserted, it could have a material adverse effect on the Company.

     Based upon current estimates, the Company believes that it will incur approximately $60 million in costs in excess of the contract prices as adjusted for change orders, to complete the contracts. A provision for these excess costs has been provided in the Company's purchase accounting treatment of assets and liabilities acquired through the merger with HMG. The funding of these costs could have a significant impact on the Company's liquidity. The balance of the excess costs at December 31, 1999 was approximately $49.7 million and is included in the reserve for losses on uncompleted contracts in the consolidated balance sheets. Management expects such costs will be expended by the Company over eighteen months beginning in April 2000.

15. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     The Company's contracts in progress at December 31, 1999 and 1998, consist of the following components:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                  1999         1998
                                                              ------------   --------
                                                                  (IN THOUSANDS)
Costs incurred on uncompleted contracts.....................   $1,758,484    $220,727
Estimated earnings..........................................       35,095      51,605
                                                               ----------    --------
                                                                1,793,579     272,332
Less billings to date.......................................    1,766,761     303,462
                                                               ----------    --------
                                                               $   26,818    $(31,130)
                                                               ==========    ========
Included in the following balance sheet captions:
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................   $  143,769    $ 14,398
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................       50,725      45,528
  Reserve for losses on uncompleted contracts...............       66,226          --
                                                               ----------    --------
                                                               $   26,818    $(31,130)
                                                               ==========    ========

16. BUSINESS SEGMENTS

     As a result of the merger with HMG, the Company classifies its business into three segments: Vessels, Offshore, and Engineered Products. Operations within the Vessels segment include the new construction and repair of a wide variety of vessels for the government, offshore energy and

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES commercial markets. Products in this segment include offshore support vessels and offshore double hull tank barges for energy markets; offshore and inland tug boats, ocean-going barges and oil spill recovery vessels for commercial markets; and, oceanographic survey and research ships, high-speed patrol boats and ferries for government markets. Operations within the Offshore segment include the new construction, conversion and repair of mobile offshore drilling rigs and production platforms. Operations within the Engineered Products segment include the design, manufacture and marketing of cranes, mooring systems, derricks, and other marine deck equipment. The Company evaluates the performance of its segments based upon income before interest and income taxes as these expenses are not allocated to the segments. Accounting policies are the same as those described in Note 2, "Basis of Presentation and Significant Accounting Policies."

     Selected information as to the operations of the Company by segment is set forth below.

                                             YEAR ENDED DECEMBER 31, 1999
                       ------------------------------------------------------------------------
                                             ENGINEERED
                       VESSELS    OFFSHORE    PRODUCTS    CORPORATE   ELIMINATIONS     TOTAL
                       --------   --------   ----------   ---------   ------------   ----------
                                                    (IN THOUSANDS)
Revenues.............  $ 38,920   $400,520    $40,258     $     --     $      --     $  479,698
Cost of revenue......    32,971    408,684     32,736           --            --        474,391
Operating income
  (loss).............     4,225    (24,634)        10      (18,345)           --        (38,744)
Capital
  expenditures.......       401      6,527        310          264            --          7,502
Total assets.........   256,803    318,561     82,626      483,190      (140,288)     1,000,892

                                                    YEAR ENDED DECEMBER 31, 1998
                                     -----------------------------------------------------------
                                                ENGINEERED
                                     OFFSHORE    PRODUCTS    CORPORATE   ELIMINATIONS    TOTAL
                                     --------   ----------   ---------   ------------   --------
                                                           (IN THOUSANDS)
Revenue............................  $331,753    $51,906     $     --      $   (746)    $382,913
Cost of revenue....................   254,226     39,986           --          (500)     293,712
Operating income (loss)............    64,316      3,899      (11,464)         (249)      56,502
Capital expenditures...............    58,675      1,005        1,058            --       60,738
Total assets.......................   256,315     69,126       81,473       (92,354)     314,560

     The Company's revenue attributable to the country of domicile and to foreign countries based on the location of the customer is as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
United States...............................................  $245,341   $233,389
Norway......................................................   151,775     62,254
Bahamas.....................................................    23,695         --
Canada......................................................    17,547     35,362
France......................................................    12,679     12,262
Other.......................................................    28,661     39,646
                                                              --------   --------
                                                              $479,698   $382,913
                                                              ========   ========

     At December 31, 1999, the Company had $64.2 million in long-lived assets which were held in foreign countries with amounts of $46.2 million and $18.0 million in Canada and France, respectively. Included in the long-lived assets held in France in 1999 are $8.3 million in net intangible

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES assets. At December 31, 1998, the Company had $69.3 million in long-lived assets which were held in foreign countries with amounts of $46.6 million and $22.7 million in Canada and France, respectively. Included in the long lived assets held in France in 1998 are $9.9 million in net intangible assets.

17. RECONCILIATION OF NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                          YEAR ENDED DECEMBER 31,
                                                        ----------------------------
                                                          1999      1998      1997
                                                        --------   -------   -------
                                                           (IN THOUSANDS, EXCEPT
                                                              PER SHARE DATA)
Numerator:
  Net income (loss)...................................  $(30,826)  $35,286   $23,269
                                                        ========   =======   =======
  Numerator for net income (loss) per share,
     diluted..........................................  $(30,826)  $35,286   $23,269
                                                        ========   =======   =======
Denominator:
  Denominator for net income (loss) per share-weighted
     average shares outstanding.......................    26,148    24,211    21,065
  Effect of dilutive securities:
     Stock options....................................        --       388       232
                                                        --------   -------   -------
  Denominator for net income (loss) per share,
     diluted..........................................    26,148    24,599    21,297
                                                        ========   =======   =======
Net Income (loss) per share...........................  $  (1.18)  $  1.46   $  1.10
                                                        ========   =======   =======
Net Income (loss) per share, diluted..................  $  (1.18)  $  1.43   $  1.09
                                                        ========   =======   =======

18. UNAUDITED QUARTERLY FINANCIAL DATA

                                                              QUARTER ENDED
                                             ------------------------------------------------
                                             MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                             --------   --------   ------------   -----------
                                                              (IN THOUSANDS)
1999
Contract revenue...........................  $145,156   $133,488     $51,699       $149,355
Gross profit (loss)........................    25,923     20,092      (4,433)       (36,275)
Operating income (loss)....................    16,009     12,253     (11,533)       (55,473)
Income (loss) before taxes.................    15,211     11,300     (12,953)       (61,525)
Net income (loss)..........................    10,007      8,028      (8,528)       (40,333)
Net income (loss) per share
  Basic....................................      0.43       0.34       (0.36)         (1.39)
  Diluted..................................      0.43       0.34       (0.36)         (1.39)

     The effect on net income per share, diluted, would be anti-dilutive if the stock options and the conversion of the 4 1/2% Convertible Subordinated Notes had been assumed in the computation. See Notes 9 and 10.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                                                                QUARTER ENDED
                                               -----------------------------------------------
                                               MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                               --------   -------   ------------   -----------
                                                               (IN THOUSANDS)
1998
Contract revenue.............................  $68,751    $88,597     $92,669       $132,896
Gross profit.................................   18,622     20,904      21,918         27,757
Operating income.............................   11,003     12,699      14,236         18,564
Income before taxes..........................   11,152     12,644      14,068         18,101
Net income...................................    6,738      7,647       8,977         11,924
Net income per share
  Basic......................................     0.28       0.31        0.37           0.51
  Diluted....................................     0.27       0.31        0.37           0.51

     Results of operations for the third and fourth quarters of 1999 include a downward adjustment in revenues and gross profits as a result of a change in estimate to complete two new build semi-submersible drilling rigs.

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

19. SUBSEQUENT EVENT

     In March 2000, the Company entered into a purchase agreement to sell the Yacht division of its Vessels segment to a company whose controlling shareholder is the former Chief Operating Officer of the Company, and currently a member of the Company's Board of Directors. Also see Notes 9, 13 and 14.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

                                            FRIEDE GOLDMAN HALTER, INC.

                                                   /s/ J. L. HOLLOWAY
                                            ------------------------------------
                                                       J. L. Holloway
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf of the registrant and in the capacities indicated on March 30, 2000.

SIGNATURE -------------------------------------------  TITLE ----------------------------------------

                 /s/ J. L. HOLLOWAY                    Chairman of the Board and Chief Executive
-----------------------------------------------------    Officer (Principal Executive Officer)
                   J. L. Holloway

                  /s/ RICK S. REES                     Executive Vice President and Chief Financial
-----------------------------------------------------    Officer (Principal Financial Officer and
                    Rick S. Rees                         Principal Accounting Officer)

                  /s/ ALAN A. BAKER                    Director
-----------------------------------------------------
                    Alan A. Baker

                 /s/ T. JAY COLLINS                    Director
-----------------------------------------------------
                   T. Jay Collins

               /s/ ANGUS R. COOPER II                  Director
-----------------------------------------------------
                 Angus R. Cooper II

                  /s/ BARRY J. GALT                    Director
-----------------------------------------------------
                    Barry J. Galt

                /s/ JEROME L. GOLDMAN                  Director
-----------------------------------------------------
                  Jerome L. Goldman

                  /s/ GARY L. KOTT                     Director
-----------------------------------------------------
                    Gary L. Kott

                                 EXHIBIT INDEX

       EXHIBIT
        NUMBER                                 DESCRIPTION
       -------                                 -----------
          2.1          -- Agreement and Plan of Merger, dated as of June 1, 1999
                          between Friede Goldman International Inc. and Halter
                          Marine Group, Inc. (incorporated by reference to Exhibit
                          2.1 to Friede Goldman International Inc.'s Registration
                          Statement on Form S-4 (Registration No. 333-87853) filed
                          with the SEC on September 27, 1999).
          2.2          -- Amendment No. 1, dated September 14, 1999, to Agreement and Plan of Merger between Friede Goldman International
                          Inc. and Halter Marine Group, Inc. (incorporated by
                          reference to Exhibit 2.2 to Friede Goldman International
                          Inc.'s Registration Statement on Form S-4 (Registration
                          No. 333-87853) filed with the SEC on September 27, 1999).
          3.1          -- Articles of Incorporation of Friede Goldman Mississippi,
                          Inc.,as amended. (incorporate by reference to Exhibit 3.1
                          to Friede Goldman International Inc.'s Annual Report on
                          Form 10-K for the fiscal year ended December 31, 1998).
          3.2          -- Amended and Restated Bylaws of Friede Goldman Halter,
                          Inc. (incorporated by reference to Exhibit 3.1 to Friede
                          Goldman Halter, Inc.'s Current Report on Form 8-K filed
                          with the SEC on November 9, 1999).
          4.1          -- Specimen Stock Certificate. (incorporated by reference to
                          Exhibit 3 to Friede Goldman International Inc.'s
                          Registration Statement on Form 8-A (File No. 001-14627)
                          filed with the SEC on November 18, 1998).
          4.2          -- Stockholder's Agreement by and between Friede Goldman
                          International Inc. and J. L. Holloway, dated as of June
                          1, 1999. (incorporated by reference to Exhibit 4.1 to
                          Friede Goldman International Inc.'s Registration
                          Statement on Form S-4 (Registration No. 333-87853) filed
                          with the SEC on September 27, 1999).
          4.3          -- Registration Rights Agreement among Friede Goldman
                          International Inc., J. L. Holloway, Carl M. Crawford,
                          Ronald W. Schnoor, James A. Lowe, III and John F. Alford.
                          (incorporated by reference to Exhibit 4.3 to Friede
                          Goldman International Inc.'s Registration Statement on
                          Form S-4 (Registration No. 333-87853) filed with the SEC
                          on September 27, 1999).
          4.4          -- Amendment No. 1 to Registration Rights Agreement among
                          Friede Goldman International Inc., J. L. Holloway, Carl
                          M. Crawford, Ronald W. Schnoor, James A. Lowe, III, John
                          F. Alford, Holloway Partners, L.P., Carl Crawford
                          Children's Trust and Bodin Children's Trust.
                          (incorporated by reference to Exhibit 4.4 to Friede
                          Goldman International Inc.'s Registration Statement on
                          Form S-4 (Registration No. 333-87853) filed with the SEC
                          on September 27, 1999).
          4.5          -- Indenture dated September 15, 1997 between the Halter
                          Marine Group, Inc. and the United States Trust Company of
                          Texas, N.A., as Trustee for Halter Marine Group Inc.'s
                          4 1/2% Convertible Subordinated Notes due 2004.
                          (incorporated by reference to Exhibit 4.1 to Halter
                          Marine Group Inc.'s Registration Statement on Form S-3
                          (Registration No. 333-38491) filed with the SEC on
                          October 22, 1997).

       EXHIBIT
        NUMBER                                 DESCRIPTION
       -------                                 -----------
          4.6          -- First Supplemental Indenture, dated as of November 2,
                          1999 and effective as of November 3, 1999, by and among
                          Friede Goldman International Inc., Halter Marine Group,
                          Inc. and U.S. Trust Company of Texas, N.A., as Trustee
                          for the 4 1/2% Convertible Subordinated Notes due 2004.
                          (incorporated by reference to Exhibit 4.1 to Friede
                          Goldman Halter, Inc.'s Current Report on Form 8-K filed
                          with the SEC on November 9, 1999).
          4.7          -- Registration Rights Agreement dated September 15, 1997, among the Company and Donaldson, Lufkin & Jenrette
                          Securities Corporation and Merrill Lynch, Pierce, Fenner
                          & Smith Incorporated. (incorporated by reference to
                          Exhibit 4.2 to Halter Marine Group Inc.'s Registration
                          Statement on Form S-3 (Registration No. 333-38491) filed
                          with the SEC on October 22, 1997).
          4.8          -- Rights Agreement, dated December 7, 1998, between the
                          Company and American Stock Transfer & Trust Company, as
                          Rights Agent. (incorporated by reference to Exhibit 1 to
                          Friede Goldman International Inc.'s Registration
                          Statement on Form 8-A (File No. 001-14627) filed with the
                          SEC on January 12, 1999).
          4.9          -- First Amendment to Rights Agreement, dated as of October
                          18, 1999, between the Company and American Stock Transfer
                          & Trust Company, as Rights Agent. (incorporated by
                          reference to Exhibit 4.4 to Friede Goldman International
                          Inc.'s Registration Statement on Form 8-A/A (File No.
                          001-14627) filed with the SEC on October 20, 1999).
         10.1          -- Credit Agreement, dated as of November 3, 1999, among
                          Friede Goldman Halter, Inc., Wells Fargo Bank (Texas),
                          National Association, as administrative agent and
                          co-arranger, Banc One Capital Markets, Inc., as
                          co-arranger and syndication agent, and the lenders party
                          thereto. (incorporated by reference to Exhibit 10.1 to
                          Friede Goldman Halter, Inc.'s Current Report on Form 8-K
                          filed with the SEC on November 9, 1999).
        *10.2          -- Amendment No. 1, dated December 1999, to Credit
                          Agreement, among Friede Goldman Halter, Inc. and Wells
                          Fargo Bank (Texas) National Association, as
                          administrative agent and co-arranger, Banc One Capital
                          Markets, Inc., as co-arranger and syndication agent, and
                          the lenders party thereto.
        *10.3          -- Form of Amendment No. 2, dated March 30, 2000 to Credit
                          Agreement, among Friede Goldman Halter, Inc. and Wells
                          Fargo Bank (Texas) National Association, as
                          administrative agent and co-arranger, Banc One Capital
                          Markets, Inc., as co-arranger and syndication agent, and
                          the lenders party thereto.
        *10.4          -- Employment Agreement, dated June 1, 1999 and effective as of November 3, 1999, between Friede Goldman International
                          Inc. and J. L. Holloway.
        *10.5          -- Employment Agreement, dated June 1, 1999 and effective as of November 3, 1999, between Friede Goldman International
                          Inc. and John F. Alford.
        *10.6          -- Employment Agreement, dated June 1, 1999 and effective as of November 3, 1999, between Friede Goldman International
                          Inc. and Rick S. Rees.

       EXHIBIT
        NUMBER                                 DESCRIPTION
       -------                                 -----------
        *10.7          -- Employment Agreement, dated June 1, 1999 and effective as of November 3, 1999, between Friede Goldman International
                          Inc. and Ronald W. Schnoor.
         10.8          -- Friede Goldman Halter, Inc. Amended and Restated 1997
                          Equity Incentive Plan. (incorporated by reference to
                          Exhibit 99.1 to Friede Goldman Halter, Inc.'s
                          Registration Statement on Form S-8 (Registration No.
                          333-92051) filed with the SEC on December 3, 1999).
         10.9          -- Amendment No. 1 to Friede Goldman Halter, Inc. Amended
                          and Restated 1997 Equity Incentive Plan. (incorporated by
                          reference to Exhibit 99.2 to Friede Goldman Halter,
                          Inc.'s Registration Statement on Form S-8 (Registration
                          No. 333-92051) filed with the SEC on December 3, 1999).
         10.10         -- Business Purchase Agreement, dated November 22, 1996, by and among J. L. Holloway Holdings, Inc., Friede &
                          Goldman, Ltd. and Jerome L. Goldman. (incorporated by
                          reference to Exhibit 10.19 to the Friede Goldman
                          International Inc.'s Registration Statement on Form S-1
                          (Registration No. 333-27599) filed with the SEC on May
                          22, 1997).
         10.11         -- Amendment to Business Purchase Agreement, dated December
                          3, 1996, by and among Friede & Goldman, Ltd. (f/k/a J. L.
                          Holloway Holdings, Inc.), J. L. Goldman Associates, Inc.
                          (f/k/a Friede & Goldman, Ltd.) and Jerome L. Goldman.
                          (incorporated by reference to Exhibit 10.20 to Friede
                          Goldman International Inc.'s Registration Statement on
                          Form S-1 (Registration No. 333-27599) filed with the SEC
                          on May 22, 1997).
         10.12         -- Second Amendment to Business Purchase Agreement, dated
                          May 19, 1997, by and among Friede & Goldman, Ltd., J. L.
                          Goldman Associates, Inc. and Jerome L. Goldman.
                          (incorporated by reference to Exhibit 10.21 to Friede
                          Goldman International Inc.'s Registration Statement on
                          Form S-1 (Registration No. 333-27599) filed with the SEC
                          on May 22, 1997).
         10.13         -- Third Amendment to Business Purchase Agreement, dated
                          June 13, 1997, by and among Friede & Goldman, Ltd., J. L.
                          Goldman Associates, Inc. and Jerome L. Goldman.
                          (incorporated by reference to Exhibit 10.22 to Friede
                          Goldman International Inc.'s Registration Statement on
                          Form S-1 (Registration No. 333-27599) filed with the SEC
                          on May 22, 1997).
         10.14         -- Stock Purchase Agreement, dated January 1, 1998, by and among Marystown Shipyard Limited, Newfoundland Ocean
                          Enterprises Ltd., Friede Goldman Canada, Inc., Friede
                          Goldman International Inc. and Friede Goldman Marystown,
                          Ltd. (incorporated by reference to Exhibit 99.2 to the
                          Friede Goldman International Inc.'s Current Report on
                          Form 8-K filed with the SEC on January 16, 1998).
         10.15         -- Aircraft Dry Lease, dated as of December 1, 1998, by and between Equipment Management Systems, LLC, lessor, and
                          Friede Goldman International Inc., lessee. (incorporated
                          by reference to Exhibit 10.21 to Friede Goldman
                          International Inc.'s Annual Report on Form 10-K for the
                          fiscal year ended December 31, 1998).
         16.1          -- Letter from Arthur Andersen, dated December 21, 1999,
                          addressed to the SEC (incorporated by reference to
                          Exhibit 16.1 to Friede Goldman Halter, Inc.'s Current
                          Report on Form 8-K filed with the SEC on December 21,
                          1999).
        *21.1          -- Subsidiaries of Friede Goldman Halter, Inc.

       EXHIBIT
        NUMBER                                 DESCRIPTION
       -------                                 -----------
        *23.1          -- Consent of Ernst & Young LLP.
        *23.2          -- Consent of Arthur Andersen LLP.
        *27.1          -- Financial Data Schedule

---------------

* Filed herewith.