Form 10-Q
period 2000-03-31
FRIEDE GOLDMAN HALTER INC
filed 2000-05-15
CIK 1039780

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

                For the quarterly period ended: March 31, 2000

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

                                (228) 896-0029
              (Registrant's telephone number including area code)

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 39,956,479 shares as of April 30, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FRIEDE GOLDMAN HALTER, INC.

                               TABLE OF CONTENTS

                                                                    Page No.
                                                                    --------
Part I.Financial Information
   Item 1.Financial Statements..................................        3
       Consolidated Balance Sheets as of March 31, 2000 and
        December 31, 1999.......................................        3
       Consolidated Statements of Operations for the three
        months ended March 31, 2000 and 1999....................        4
       Consolidated Statements of Cash Flows for the three
        months ended March 31, 2000 and 1999....................        5
       Notes to Consolidated Financial Statements...............        6
   Item 2.Management's Discussion and Analysis of Financial
    Condition and Results of Operations.........................       13
   Item 3.Quantitative and Qualitative Disclosures of Market
    Risk........................................................       16
Part II.Other Information
   Item 1.Legal Proceedings.....................................       17
   Item 2.Changes in Securities and Use of Proceeds............. Not applicable
   Item 3.Defaults upon Senior Securities....................... Not applicable
   Item 4.Submission of Matters to a Vote of Security Holders... Not applicable
   Item 5.Other Information..................................... Not applicable
   Item 6.Exhibits..............................................       17
Signatures......................................................       18

                         PART I--FINANCIAL INFORMATION

Item 1--Financial Statements

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        March 31,  December 31,
                                                          2000         1999
                                                       ----------- ------------
                        ASSETS
                        ------                         (Unaudited)  (Audited)
Current assets:
  Cash and cash equivalents...........................  $  6,901    $   15,124
  Accounts receivable.................................   131,602       143,037
  Income tax receivable...............................    37,748        38,657
  Inventories.........................................    40,068        45,261
  Costs and estimated earnings in excess of billings
   on uncompleted contracts...........................   140,693       143,769
  Prepaid expenses and other..........................    14,827        17,048
  Deferred income tax asset...........................    35,783        45,403
                                                        --------    ----------
    Total current assets..............................   407,622       448,299
                                                        --------    ----------
Investment in unconsolidated subsidiary...............    13,035        13,035
Property, plant and equipment, net of accumulated
 depreciation.........................................   329,348       334,642
Goodwill, net of accumulated amortization.............   192,807       195,137
Other assets..........................................     9,384         9,779
                                                        --------    ----------
                                                        $952,196    $1,000,892
                                                        ========    ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Short-term debt, including current portion of long-
   term debt..........................................  $  9,441    $   13,645
  Accounts payable....................................    94,824       115,918
  Accrued liabilities.................................    89,963       117,966
  Reserve for losses on uncompleted contracts.........    59,847        66,226
  Billings in excess of costs and estimated earnings
   on uncompleted contracts...........................    62,677        50,725
                                                        --------    ----------
    Total current liabilities.........................   316,752       364,480
Deferred income tax liability.........................    57,298        56,190
Long-term debt, less current portion..................   301,196       299,075
Other.................................................       462            --
                                                        --------    ----------
    Total liabilities.................................   675,708       719,745
                                                        --------    ----------
Deferred government subsidy, net of accumulated
 amortization.........................................    32,425        33,026

Stockholders' equity:
  Preferred stock.....................................        --            --
  Common stock........................................       400           400
  Additional paid-in capital..........................   230,166       230,166
  Retained earnings...................................    15,392        18,520
  Treasury stock......................................      (157)           --
  Accumulated other comprehensive income (loss).......    (1,738)         (965)
                                                        --------    ----------
    Total stockholders' equity........................   244,063       248,121
                                                        --------    ----------
                                                        $952,196    $1,000,892
                                                        ========    ==========

   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                    (in thousands, except per share amounts)

                                                               Three months
                                                              ended March 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
Contract revenue earned..................................... $211,853  $145,156
Cost of revenue earned......................................  191,284   119,233
                                                             --------  --------
  Gross profit..............................................   20,569    25,923
Selling, general and administrative expenses................   13,864     9,828
Amortization of goodwill....................................    1,968        87
                                                             --------  --------
    Operating income........................................    4,737    16,008
                                                             --------  --------
Other expense:
  Interest expense, net.....................................    8,393       795
  Other.....................................................      298         3
                                                             --------  --------
    Total other expense.....................................    8,691       798
                                                             --------  --------
      Income (loss) before income taxes.....................   (3,954)   15,210
Provision for income tax expense (benefit)..................     (826)    5,203
                                                             --------  --------
  Net income (loss)......................................... $ (3,128) $ 10,007
                                                             ========  ========
Net income (loss) per share:
  Basic..................................................... $  (0.08) $   0.43
                                                             ========  ========
  Diluted................................................... $  (0.08) $   0.43
                                                             ========  ========
Weighted average shares outstanding:
  Basic.....................................................   39,956    23,347
  Diluted...................................................   39,956    23,539



   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                 (in thousands)

                                                              Three months
                                                             ended March 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Cash flows from operating activities:
 Net income (loss)......................................... $ (3,128) $ 10,007
 Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization............................    9,777     1,609
  Provision for loss on uncompleted contracts..............   (1,447)       --
  Compensation expense related to stock or stock options
   issued to employees.....................................       --        49
  Gain on sale of assets...................................       --       (38)
  Deferred income taxes....................................   10,542       168
 Changes in operating assets and liabilities:
  (Increase) decrease in receivables.......................   11,274    (6,270)
  Decrease in income tax receivable........................      909        --
  Decrease in inventories..................................    4,891       914
  Decrease in other assets.................................    2,547       134
  Decrease in accounts payable and accrued liabilities.....  (48,854)   (1,646)
  Increase (decrease) in billings in excess of costs and
   estimated earnings on uncompleted contracts.............    7,301    (7,332)
  (Increase) decrease in costs and estimated earnings in
   excess of billings on uncompleted contracts.............    3,018   (14,070)
                                                            --------  --------
    Net cash used in operating activities .................   (3,170)  (16,475)
                                                            --------  --------
Investing activities:
 Capital expenditures for plant and equipment..............     (646)   (3,661)
 Proceeds from sale of property, plant and equipment.......      184        --
                                                            --------  --------
    Net cash used in investing activities.................. $   (462) $ (3,661)
                                                            --------  --------
Financing activities:
 Proceeds from exercise of stock options................... $     --  $    120
 Net borrowings under line of credit.......................      671     3,287
 Proceeds from borrowings under debt facilities............    1,191     1,931
 Repayments on borrowing under debt facilities.............   (5,955)   (2,951)
 Purchase of treasury stock................................     (157)       --
                                                            --------  --------
    Net cash provided by (used in) financing activities....   (4,250)    2,387
                                                            --------  --------
 Effect of exchange rate changes on cash...................     (341)     (887)
                                                            --------  --------
 Net decrease in cash and cash equivalents.................   (8,223)  (18,636)
 Cash and cash equivalents at beginning of period..........   15,124    42,796
                                                            --------  --------
 Cash and cash equivalents at end of period................ $  6,901  $ 24,160
                                                            ========  ========
Supplemental disclosures:
 Cash paid during the period for interest.................. $  8,647  $  1,302
                                                            ========  ========
 Cash refunds received during the period for income taxes.. $ 12,406  $     --
                                                            ========  ========
 Cash paid during the period for income taxes.............. $     --  $  1,429
                                                            ========  ========

   The accompanying notes are an integral part of these financial statements.

                 FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                March 31, 2000

1. BASIS OF PRESENTATION

  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. The consolidated financial information has not been audited but, in the opinion of management, includes all adjustments required (consisting of normal recurring adjustments) for a fair presentation of the consolidated balance sheets, statements of operations, and statements of cash flows at the dates and for the periods indicated. Results of operations for the interim periods are not necessarily indicative of results of operations for the respective full years. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements of Friede Goldman Halter, Inc. (the "Company") should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. MERGER

  On November 3, 1999, a merger was consummated between Friede Goldman International, Inc. ("FGI") and Halter Marine Group, Inc. ("HMG"). As set forth in the merger agreement, stockholders of HMG received 0.57 of a share of FGI's common stock in exchange for each share of HMG common stock. A total of 16,450,292 shares was issued for a total value of approximately $193.3 million. The merger is being accounted for as a purchase business combination and the operating activities of HMG have been included in the accompanying financial statements for periods subsequent to November 3, 1999. The net assets acquired were recorded at their fair market values at the acquisition date. As a result of the merger, approximately $187.7 million was allocated to goodwill. The goodwill is being amortized over 25 years.

  The following summarized statement of operations data reflects the impact which the merger with HMG would have had on the Company's results of operations had the transactions taken place as of January 1, 1999.


                                                                    Pro Forma
                                                                 Results for The
                                                                      Three
                                                                  Months Ended
                                                                 March  31, 1999
                                                                 ---------------
                                                                   (in 000's,
                                                                   except per
                                                                   share data)
   Contract revenue earned......................................    $383,502
   Operating income.............................................    $ 18,657
   Net income...................................................    $ 11,498
   Net income per common share-basic............................    $   0.29
   Net income per common share-diluted..........................    $   0.29

                 FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                March 31, 2000


3. BUSINESS SEGMENTS

  Effective with the merger with HMG on November 3, 1999, the Company classifies its business into three segments: Vessels, Offshore, and Engineered Products. Operations within the Vessels segment include the new construction and repair of a wide variety of vessels for the government, offshore energy and commercial markets. Operations within the Offshore segment include the new construction, conversion and repair of mobile offshore drilling rigs and production platforms. Operations within the Engineered Products segment include the design, manufacture and marketing of cranes, mooring systems, derricks, and other marine deck equipment.

  The Company evaluates the performance of its segments based upon income before interest and income taxes as these expenses are not allocated to the segments.

  Selected information as to the operations of the Company by segment is set forth below.

                                      Three months ended March 31, 2000
                         -------------------------------------------------------------
                                           Engineered            Intersegment
                         Vessels  Offshore  Products  Corporate  Eliminations  Total
                         -------- -------- ---------- ---------  ------------ --------
                                                (in thousands)
Revenues................ $ 84,285 $101,157  $26,411   $     --    $      --   $211,853
Operating income
 (loss)................. $  7,554 $  2,185  $ 2,215   $ (7,217)   $      --   $  4,737
Total assets............ $260,264 $321,248  $83,603   $440,968    $(153,887)  $952,196

                                     Three months ended March 31, 1999
                            ---------------------------------------------------
                                     Engineered           Intersegment
                            Offshore  Products  Corporate Eliminations  Total
                            -------- ---------- --------- ------------ --------
                                              (in thousands)
Revenues................... $131,152  $14,004    $    --    $     --   $145,156
Operating income (loss).... $ 18,357  $ 1,200    $(3,549)   $     --   $ 16,008
Total assets............... $264,885  $57,977    $70,569    $(78,467)  $314,964

                 FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                March 31, 2000


4. RECONCILIATION OF NET INCOME PER SHARE

  The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                               Three Months
                                                              Ended March 31,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
                                                                (in 000's,
                                                                except per
                                                                share data)
   Numerator:
     Net income (loss)....................................... $(3,128) $10,007
                                                              =======  =======
     Numerator for net income (loss) per share, diluted...... $(3,128) $10,007
                                                              =======  =======
   Denominator:
     Denominator for net income per share-weighted average
      shares outstanding.....................................  39,956   23,347
     Effect of dilutive securities:
       Stock options.........................................      --      192
                                                              -------  -------
     Denominator for net income (loss) per share, diluted....  39,956   23,539
                                                              =======  =======
   Net income (loss) per share............................... $( 0.08) $  0.43
                                                              =======  =======
   Net income (loss) per share, diluted...................... $( 0.08) $  0.43
                                                              =======  =======

  For the three months ended March 31, 2000, the effect on net income per share, diluted, would be anti-dilutive if the stock options and the conversion of the 4 1/2% Convertible Subordinated Notes had been assumed in the computation.

5. COMPREHENSIVE INCOME

  The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," as of January 1, 1998. Other comprehensive income includes foreign currency translation adjustments. Total comprehensive income was as follows:

                                                                Three months
                                                               ended March 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
                                                               (in thousands)
   Net income (loss).......................................... $(3,128) $10,007
   Other comprehensive income (loss):
     Foreign currency translation.............................    (773)    (450)
                                                               -------  -------
   Comprehensive income (loss)................................ $(3,901) $ 9,557
                                                               =======  =======

                 FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                March 31, 2000


6. NEW CREDIT FACILITY

  In connection with the merger with HMG, on November 3, 1999, the Company entered into a new secured bank revolving and letter of credit facility ("the New Credit Facility") that replaced the Company's prior credit facility. Under the terms of the New Credit Facility, the Company may borrow up to $120.0 million under a senior secured revolving credit facility. In addition, the New Credit Facility provides an approximate $44.2 million senior secured letter of credit facility. The New Credit Facility has a three-year term and is secured by substantially all of the Company's otherwise unencumbered assets, all of the Company's domestic subsidiaries and 67% of the stock of its foreign subsidiaries. The interest rate ranges from 1.375% to 2.75% over the London Inter Bank Offered Rate ("LIBOR"), or the base rate (as defined), at the Company's choice; although, this was amended during the first quarter of 2000 as discussed below. Under the New Credit Facility, the Company is obligated to pay certain fees, including an annual commitment fee in an amount of 0.50% of the unused portion of the commitment.

  The New Credit Facility requires the Company to comply with certain financial covenants, including limitations on additional borrowings and capital expenditures, certain debt coverage ratios, minimum net worth and other customary requirements. On March 28, 2000, the New Credit Facility was amended to, among other things, revise the leverage ratio, the fixed charge coverage ratio and the minimum net worth requirement; and, to require the commitment amount under the New Credit Facility to be reduced by 75% of the net proceeds of asset sales. The amendment also changed the interest rate to the lender's base rate plus 2.0% per annum until the Company completes certain of its contracts. It is not anticipated that the Company will complete these contracts until the fourth quarter of 2001. In connection with the amendment, the Company is obligated to pay certain fees, including an annual commitment fee in an amount of 1.0% of the unused portion of the commitment.

  Amounts outstanding under the New Credit Facility may not exceed an amount based on specified percentages of the Company's accounts receivable, inventory and net contract related investments. At March 31, 2000, the Company had $115.7 million in cash advances under the credit agreement with $4.3 million available under the New Credit Facility. Average usage since December 31, 1999 has been $104.8 million, resulting in an average availability of $15.2 over the same period.

7. CONTRACTUAL MATTERS

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

                 FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                March 31, 2000

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

  The Company has adjusted previously recognized revenues and gross profits to reflect the percentage of completion based on the revised delivery dates and related cost estimates and expected recoveries as of December 31, 1999. There were no material changes to this adjustment during the first quarter of 2000. The amount of the adjustment at December 31, 1999 was based on, among other things, the outcome of the settlement negotiations and management's estimate of the percentage of completion of the projects at the end of the year.

  In accordance with the terms of the Confidential Settlement Agreement, both parties agreed to engage a third party project evaluation consultant ("the Consultant") to review the estimates to complete the projects and the projected delivery dates. The Company expects to receive a report on the findings of the Consultant during the second quarter of 2000. To the extent that the estimates to complete and projected delivery dates of the Consultant materially differ from those of the Company, the Company will reevaluate its estimated costs to complete the two rigs, including potential liquidated damages. It is possible that the Company may be required to record adjustments to its previous estimates that could result in the Company increasing its reserve for losses on the contracts. At March 31, 2000, included in the balance sheet classification "Reserve for losses on uncompleted contracts," was $15.1 million related to these contracts.

 Petrodrill

  In April 1998, TDI-Halter, L.P., now Friede Goldman Offshore Texas, L.P. ("FGOT"), a subsidiary of the Company, entered into contracts to construct two semi-submersible drilling rigs for Petrodrill IV Ltd. and Petrodrill V, Ltd. (collectively, "Petrodrill") with the combined contract value of $168.0 million (the "Contracts"). FGOT provided certain bonds issued by Fireman's Fund guaranteeing FGOT's performance under the Contracts. After FGOT commenced construction of the two rigs, FGOT began

                 FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                March 31, 2000

to experience delays in the production schedule and increased costs due, in whole or part, to delays caused by Petrodrill and by certain subcontractors nominated for FGOT's use by Petrodrill, and by FGOT's performing as the lead yard as opposed to a follow-on yard as anticipated by the parties.

  In April 1999, and in connection with a transaction whereby the Federal Maritime Administration ("MARAD") agreed to finance the Petrodrill rigs, FGOT and Petrodrill entered into an amendment to the Contracts that provided, among other things, for extensions to the delivery dates of approximately six months for each rig. Thereafter, production delays continued. Under the Contracts, FGOT is entitled to extensions of the delivery dates for permissible delay as defined in the Contracts ("Permissible Delay") and for delays caused by Petrodrill's breaches of contract. FGOT notified Petrodrill that, as a result of such delays, it was entitled to additional extension of the delivery dates and to additional compensation. Petrodrill refused to acknowledge FGOT's right to extension of the delivery dates. Petrodrill was also advised that the rigs could not be completed by their respective existing delivery dates.

  Due to Petrodrill's refusal to grant extensions to the delivery dates, FGOT notified Petrodrill in January 2000 that it was mitigating its and Petrodrill's damages by deferring certain fabrication efforts until engineering work could be completed so that construction could go forward in an efficient manner. FGOT also notified Petrodrill that it believed it was entitled to additional monetary compensation from Petrodrill as a result of delay, disruption, inefficiencies and other direct and indirect costs caused by, among other things, delays by Petrodrill and its nominated subcontractors and by FGOT being required to perform as the lead yard.

  On January 13, 2000, Petrodrill filed suit against the Company and FGOT, in state court in Houston, Texas asserting, among other things, that the Company and FGOT had tortiously interfered with FGOT's Contracts with Petrodrill, seeking injunctive relief and damages. On January 19, 2000, the case was removed to the federal district court in Houston (the "US litigation"). On January 27, 2000, the Company filed a counterclaim and FGOT filed a complaint against Petrodrill in the US litigation asserting breach of contract, and seeking monetary damages, reformation of contract and declaratory relief.

  On January 27, 2000, Petrodrill filed an action against FGOT in the court in London, England, (the "UK action") seeking essentially the same relief on different theories as it had in the US litigation. In March, the court in London dismissed Petrodrill's application for interim relief that FGOT was not entitled to cease construction work; confirmed that the proper jurisdiction and forum for the disputes was the court in London; and ordered a stay of the U.S. litigation. As directed by the UK court, FGOT filed a counterclaim seeking monetary damages under various legal theories.

                 FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                March 31, 2000


  During March and April 2000, FGOT and Petrodrill reached a preliminary agreement to amend the Contracts (the "Amendment No. 2"). This preliminary agreement is subject to various approvals, including that of MARAD, Fireman's Fund (FGOT's surety), and the Boards of Directors of each company. The currently proposed Amendment No. 2 provides that the delivery dates for the rigs will be extended; Petrodrill and FGOT will waive all of their claims against each other accruing prior to the Amendment, including Petrodrill's right to terminate the Contracts for events occurring prior to the Amendment; total liquidated damages for late delivery beyond the new delivery dates will be capped at an amount to be negotiated for each rig; any future right of Petrodrill to terminate each Contract will accrue only if the respective rig is not delivered within 180 days of its extended delivery date, as such date may be further extended under other contractual provisions. The principal difference between the preliminary Amendment No. 2 as previously disclosed in Form 10-K for the year ended December 31, 1999, and the currently proposed Amendment No. 2 is that the Company is negotiating with Petrodrill to settle its UK litigation, including the Company's claims against Petrodrill.

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

  Based upon current estimates, the Company believes that it will incur approximately $60.0 million in costs in excess of the contract prices, as adjusted for change orders, to complete the contracts. A provision for these excess costs has been provided in the Company's purchase accounting treatment of assets and liabilities acquired through the merger with HMG. The funding of these costs could have a significant impact on the Company's liquidity. The balance of the excess costs at March 31, 2000 was approximately $44.8 million and is included in the reserve for losses on uncompleted contracts in the consolidated balance sheets. Management expects such costs will be expended by the Company over eighteen months beginning in April 2000.

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward--Looking Statements

  This Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q, are forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including (i) risks of reduced levels of demand for the Company's products and services resulting from reduced levels of capital expenditures of oil and gas companies relating to offshore drilling and exploration activity and reduced levels of capital expenditures of offshore drilling contractors, which levels of capital expenditures may be affected by prevailing oil and natural gas prices, expectations about future oil and natural gas prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions, the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development and production activities, and other factors, (ii) risks related to expansion of operations, either at its shipyards or one or more other locations, (iii) operating risks relating to conversion, retrofit and repair of drilling rigs, new construction of drilling rigs and production units and the design of new drilling rigs, new construction and repair of vessels and the design of new vessels, and the design and manufacture of engineered products (iv) contract bidding risks, (v) risks related to dependence on significant customers, (vi) risks related to the failure to realize the level of backlog estimated by the Company due to determinations by one or more customers to change or terminate all or portions of projects included in such estimation of backlog, (vii) risks related to regulatory and environmental matters, and (viii) risks related to future government funding for certain vessel contracts and prospects, (ix) risks related to the completion of contracts to construct offshore drilling rigs and vessels at costs not in excess of those currently estimated by the Company and prior to the contractual delivery dates and (x) risks of untimely performance by companies which provide services to the Company as subcontractors under construction contracts. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct.

Financial Condition

  Decreases in balance sheet accounts at March 31, 2000 compared to December 31, 1999 were primarily attributable to decreases in accounts payable, accrued liabilities, and short-term debt. These decreases were primarily funded with cash on hand, collections on accounts receivable, and proceeds from an income tax refund. (See "Liquidity and Capital Resources")

Results of Operations

  The consolidated financial statements include the accounts of FGH, Inc. and its wholly-owned subsidiaries, including, among others, Friede Goldman Offshore, Inc. ("FGO"), Friede & Goldman, Ltd. ("FGL"), Friede Goldman Newfoundland Limited ("FGN"), Friede Goldman France S.A.S. ("FGF"), and Halter Marine, Inc. ("Halter")(collectively referred to as the "Company"). These consolidated statements include the accounts of Halter for all periods subsequent to November 3, 1999 and all other subsidiaries from their dates of acquisition. All significant intercompany accounts and transactions have been eliminated.

  The following table sets forth contract revenue earned by business segment as a percentage of the Company's revenue for the periods indicated.

                                              Three Months Ended March 31,
                                            ---------------------------------
                                                  2000             1999
                                            ---------------- ----------------
                                             Amount  Percent  Amount  Percent
                                            -------- ------- -------- -------
                                                     (in thousands)
   Contract revenue earned by business
    segment:
     Vessels............................... $ 84,285   39.8% $     --     --%
     Offshore..............................  101,157   47.7   131,152   90.4
     Engineered Products...................   26,411   12.5    14,004    9.6
                                            --------  -----  --------  -----
                                            $211,853  100.0% $145,156  100.0%
                                            ========  =====  ========  =====

 Three Months Ended March 31, 2000 vs. Three Months Ended March 31, 1999

  Contract revenue increased 46.0% to $211.9 million for the quarter ended March 31, 2000 compared to $145.2 million for the quarter ended March 31, 1999. Of the $66.7 million increase, $84.3 million was attributable to the Vessels segment, newly acquired in the merger with Halter Marine Group, Inc. (the "HMG merger") which occurred during the fourth quarter of 1999, and $12.4 million was attributable to the Engineered Products segment. Included in the Engineered Products segment is approximately $20.4 million of revenue generated by operations acquired in the HMG merger offset by an $8.0 million decline in revenue of Engineered Products segment entities existing prior to the merger which occurred due to a decrease in overall demand for these products. Revenue increases in the Vessels and Engineered Products segments were offset by a $30.0 million decrease in revenues generated by the Offshore segment which was primarily due to the completion of several contracts during 1999 that were not replaced in 2000 due to a decreased demand for repair, conversion and retrofitting projects. Offsetting this decrease were new revenues of approximately $63.3 million generated by offshore entities acquired in the HMG merger.

  The gross profit margin decreased to $20.6 million or 9.7% for the first quarter of 2000 compared to $25.9 million or 17.9% for the first quarter of 1999. Gross profit for the Offshore segment decreased from $22.8 million or 17.4% for the first quarter of 1999 to $6.0 million or 5.9% for the first quarter of 2000. This decrease was primarily related to a shift in the mix of the segment's business to new build completion of semi-submersible drilling rigs from the higher margin business of repair, conversion and retrofitting of drilling rigs. During the first quarter of 2000, a loss was recorded on one contract and minimal gross profit was experienced on others. These decreases were offset by an $8.5 million or 13.3% gross profit generated by offshore operations acquired in the HMG merger. Gross profit for the newly acquired Vessels segment was $9.4 million or 11.2%. Gross profit for the Engineered Products segment increased $2.0 million or 64.5% from $3.1 million for the first quarter of 1999 to $5.1 million for the first quarter of 2000 while the gross profit percentage decreased from 22.3% to 19.4%. These changes are a result of additional lower margin revenues generated by engineered products operations acquired in the HMG merger.

  Selling, general and administrative ("S,G&A") expenses increased $4.1 million to $13.9 million, or 6.5% of revenue, for the first quarter of 2000 compared to $9.8 million, or 6.8% of revenue for the first quarter of 1999. The increase is primarily attributable to growth in the Company as a result of the HMG merger.

  Amortization of goodwill increased to $2.0 million for the first quarter of 2000 compared to $0.1 million for the first quarter of 1999 as a result of goodwill recorded in conjunction with the HMG merger.

  Net interest expense (interest expense less interest income) increased to $8.4 million for the first quarter of 2000 compared to $0.8 million for the first quarter of 1999 primarily as a result of

(1) additional interest expense from the $210.9 million in debt assumed by the Company in connection with the merger with HMG, (2) increased usage and amortization of fees associated with the New Credit Facility, and (3) interest expense in the amount of $2.5 million related to accretion of the $70.3 million discount recorded to reflect the fair market value of the $185.0 million 4 1/2% Convertible Subordinated Notes assumed in connection with the HMG merger (See "Liquidity and Capital Resources").

  Other expense increased by $0.3 million from the first quarter of 1999 as result of various items, none of which were individually material.

  Income (loss) before income taxes decreased $19.2 million to a $4.0 million loss for the first quarter of 2000 compared to income of $15.2 million for the first quarter of 1999. The decrease was the result of a decline in gross profit margin as well as increases in SG&A expenses, amortization of goodwill and interest expense as discussed above. The Company does not expect its gross margin to improve significantly during 2000, principally because its Offshore segment contains several contracts on which it expects to earn minimal gross profit. The Company expects SG&A expenses to continue at approximately the same level of revenues as currently reflected in the first quarter of 2000 and amortization of goodwill is expected to remain at approximately the same level. The Company expects the increase in interest expense to continue during 2000 principally due to the additional debt assumed in the HMG merger, increased usage and amortization of fees associated with the New Credit Facility, and accretion of the discount recorded in association with the 4 1/2% Convertible Subordinated Notes assumed in the HMG merger.

  The Company had an income tax benefit of $0.8 million for the first quarter of 2000 compared to income tax expense of $5.2 million for the first quarter of 1999 reflecting the Company's pretax loss of $4.0 million for the first quarter of 2000 compared to pretax income of $15.2 million for the first quarter of 1999.

  The Company's construction backlog of $543.4 million at March 31, 2000 decreased 21.1% compared to $689.1 million at December 31, 1999 and increased 33.5% compared to $407.0 million at March 31, 1999. At March 31, 2000, backlog by segment was as follows: Vessels, $131.2 million; Offshore, $302.7 million; and Engineered Products, $102.0 million. Included in Vessels backlog at March 31, 2000 was $28.6 million related to the Yachts Division which was sold in April 2000.

Liquidity and Capital Resources

  The Company's principal needs for capital are the funding of ongoing operations and capital expenditures. The Company's principal sources of liquidity during the current quarter were cash balances, including those generated through collections of accounts receivable and an income tax refund. Cash flows from these sources were $15.1 million from cash and cash equivalent balances at the beginning of the period, $11.3 million from a decrease in accounts receivable, and a $12.4 cash refund of income taxes.

  During the three months ended March 31, 2000, the Company incurred approximately $0.6 million in capital expenditures compared to $3.7 million during the three months ended March 31, 1999. The Company anticipates that its level of capital expenditures during 2000 will not exceed $10.0 million.

  In connection with the merger with HMG, on November 3, 1999, the Company entered into the New Credit Facility that replaced the Company's prior credit facility. Under the terms of the New Credit Facility, the Company may borrow up to $120.0 million under a senior secured revolving credit facility. In addition, the New Credit Facility provides an approximate $44.2 million senior secured letter of credit facility. The New Credit Facility has a three-year term and is secured by substantially all of the Company's otherwise unencumbered assets, all of the Company's domestic subsidiaries and 67% of the stock of its foreign subsidiaries. The interest rate ranges from 1.375% to 2.75% over the London

Inter Bank Offered Rate ("LIBOR"), or the base rate (as defined), at the Company's choice; although, this was amended during the first quarter of 2000 as discussed below. Under the New Credit Facility, the Company is obligated to pay certain fees, including an annual commitment fee in an amount of 0.50% of the unused portion of the commitment.

  The New Credit Facility requires the Company to comply with certain financial covenants, including limitations on additional borrowings and capital expenditures, certain debt coverage ratios, minimum net worth and other customary requirements. On March 28, 2000, the New Credit Facility was amended to, among other things, revise the leverage ratio, the fixed charge coverage ratio and the minimum net worth requirement; and, to require the commitment amount under the New Credit Facility to be reduced by 75% of the net proceeds of asset sales. The amendment also changed the interest rate to the lender's base rate plus 2.0% per annum until the Company completes certain of its contracts. It is not anticipated that the Company will complete these contracts until the fourth quarter of 2001. In connection with the amendment, the Company is obligated to pay certain fees. Including an annual commitment fee in an amount of 1.0% of the unused portion of the commitment.

  Amounts outstanding under the New Credit Facility may not exceed an amount based on specified percentages of the Company's accounts receivable, inventory and net contract related investments. At March 31, 2000, the Company had $115.7 million in cash advances under the credit agreement with $4.3 million available under the New Credit Facility. Average usage since December 31, 1999 has been $104.8 million, resulting in an average availability of $15.2 over the same period.

  The Company believes that cash generated from operations, cash on hand, the collection of income taxes paid in prior years, the settlement of certain recoverable contract claims, and funds available under the New Credit Facility will be sufficient to fund its requirements for working capital (including contract losses), capital expenditures, and other capital needs for at least the next 12 months and to remain in compliance with the new loan covenants. However, additional debt or equity financing or asset sales may be required it the Company's estimated costs on the Ocean Rig contracts and/or the Petrodrill contracts are materially higher than those utilized in preparing the financial statements at March 31, 2000 or if the Company's level of business activity picks up considerably and the Company is unable to negotiate contract terms that provide for contract funding as costs are incurred. Although the Company believes that, under such circumstances, it would be able to obtain additional funding from these sources, there can be no assurance that funding from these sources will be available to the Company for these purposes or, if available, will be on terms satisfactory to the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  The Company's market risk disclosures set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 have not changed significantly through the period ended March 31, 2000.

                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings

  There have been no significant developments with regard to matters discussed in the Company's disclosures surrounding litigation settlement and contingencies as set forth in Note 13 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

  Regarding developments with regard to matters discussed in the Company's disclosures surrounding contractual matters as set forth in Note 14 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, refer to Note 7 to the Consolidated Financial Statements contained in Part I of this Form 10-Q.

Item 2. Changes in Securities and Use of Proceeds.

  None.

Item 3. Defaults upon Senior Securities.

  None.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

Item 5. Other Information

  None.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

        *10.1 Amendment No. 2, dated March 28, 2000, to Credit Agreement, among
              Friede Goldman Halter, Inc. and Wells Fargo Bank (Texas) National
              Association, as administrative agent and co-arranger, Banc One
              Capital Markets, Inc., as co-arranger and syndication agent, and the lenders party thereto.

        *27.1 Financial Data Schedule

--------
* Filed herewith

  (b) Reports of Form 8-K.

    The Company filed Current Reports on Form 8-K on the following dates:

      January 12, 2000
      February 22, 2000

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gulfport, State of Mississippi, on the 15th day of May 2000.

                                          FRIEDE GOLDMAN HALTER, INC.

                                                    /s/ Rick S. Rees
                                          By:__________________________________
                                              Rick S. Rees, Executive Vice-
                                                      President and
                                                 Chief Financial Officer