Form 10-Q
period 2000-06-30
FRIEDE GOLDMAN HALTER INC
filed 2000-08-14
CIK 1039780

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

                 For the quarterly period ended: June 30, 2000

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,725,444 shares as of August 1, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FRIEDE GOLDMAN HALTER, INC.

                               TABLE OF CONTENTS

                                                                    Page No.
                                                                    --------
Part I.Financial Information
   Item 1.Financial Statements..................................        3
       Consolidated Balance Sheets as of June 30, 2000 and
        December 31, 1999.......................................        3
       Consolidated Statements of Operations for the three
        months and six months ended June 30, 2000 and 1999......        4
       Consolidated Statements of Cash Flows for the six months
        ended June 30, 2000 and 1999............................        5
       Notes to Consolidated Financial Statements...............        6
   Item 2.Management's Discussion and Analysis of Financial
    Condition and Results of Operations.........................       12
   Item 3.Quantitative and Qualitative Disclosures of Market
    Risk........................................................       18
Part II.Other Information
   Item 1.Legal Proceedings.....................................       19
   Item 2.Changes in Securities and Use of Proceeds............. Not applicable
   Item 3.Defaults upon Senior Securities....................... Not applicable
   Item 4.Submission of Matters to a Vote of Security Holders... Not applicable
   Item 5.Other Information..................................... Not applicable
   Item 6.Exhibits..............................................       19
Signatures......................................................       20

                         PART I--FINANCIAL INFORMATION

Item 1--Financial Statements

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        June 30,   December 31,
                                                          2000         1999
                                                       ----------- ------------
                        ASSETS
                        ------                         (Unaudited)  (Audited)
Current assets:
  Cash and cash equivalents...........................  $ 54,061    $   15,124
  Accounts receivable.................................   100,266       143,037
  Income tax receivable...............................    29,443        38,657
  Inventories.........................................    44,369        45,261
  Costs and estimated earnings in excess of billings
   on uncompleted contracts...........................   103,915       143,769
  Prepaid expenses and other..........................    10,884        17,048
  Deferred income tax asset...........................    20,655        45,403
                                                        --------    ----------
    Total current assets..............................   363,593       448,299
                                                        --------    ----------
Investment in unconsolidated subsidiary...............    13,035        13,035
Property, plant and equipment, net of accumulated
 depreciation.........................................   317,474       334,642
Goodwill, net of accumulated amortization.............   183,584       195,137
Other assets..........................................     9,668         9,779
                                                        --------    ----------
                                                        $887,354    $1,000,892
                                                        ========    ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Short-term debt, including current portion of long-
   term debt..........................................  $  7,838    $   13,645
  Accounts payable....................................   103,976       115,918
  Accrued liabilities.................................    66,140       117,966
  Reserve for losses on uncompleted contracts.........    55,130        66,226
  Billings in excess of costs and estimated earnings
   on uncompleted contracts...........................    56,368        50,725
                                                        --------    ----------
    Total current liabilities.........................   289,452       364,480
Deferred income tax liability.........................    11,148        56,190
Long-term debt, less current portion..................   259,770       299,075
Other.................................................       463            --
                                                        --------    ----------
    Total liabilities.................................   560,833       719,745
                                                        --------    ----------
Deferred government subsidy, net of accumulated
 amortization.........................................    31,210        33,026
Stockholders' equity:
  Preferred stock.....................................        --            --
  Common stock........................................       487           400
  Additional paid-in capital..........................   299,690       230,166
  Retained earnings (deficit).........................    (2,699)       18,520
  Treasury stock......................................      (157)           --
  Accumulated other comprehensive income (loss).......    (2,010)         (965)
                                                        --------    ----------
    Total stockholders' equity........................   295,311       248,121
                                                        --------    ----------
                                                        $887,354    $1,000,892
                                                        ========    ==========

   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                    (in thousands, except per share amounts)

                                           Three months
                                               ended        Six months ended
                                             June 30,           June 30,
                                         ------------------ ------------------
                                           2000      1999     2000      1999
                                         --------  -------- --------  --------
Contract revenue earned................. $194,006  $133,489 $405,859  $278,645
Cost of revenue earned..................  201,347   113,397  392,631   232,630
                                         --------  -------- --------  --------
  Gross profit..........................   (7,341)   20,092   13,228    46,015
Selling, general and administrative
 expenses...............................   14,597     7,751   28,461    17,579
Amortization of goodwill................    1,965        88    3,933       175
                                         --------  -------- --------  --------
    Operating income (loss).............  (23,903)   12,253  (19,166)   28,261
                                         --------  -------- --------  --------
Other expense:
  Interest expense, net.................    9,278       910   17,671     1,705
  Other.................................      343        43      641        46
                                         --------  -------- --------  --------
    Total other expense.................    9,621       953   18,312     1,751
                                         --------  -------- --------  --------
      Income (loss) before income
       taxes............................  (33,524)   11,300  (37,478)   26,510
Provision for income tax expense
 (benefit)..............................  (15,433)    3,272  (16,259)    8,475
                                         --------  -------- --------  --------
  Net income (loss)..................... $(18,091) $  8,028 $(21,219) $ 18,035
                                         ========  ======== ========  ========
Net income (loss) per share:
  Basic................................. $  (0.44) $   0.34 $  (0.53) $   0.77
                                         ========  ======== ========  ========
  Diluted............................... $  (0.44) $   0.34 $  (0.53) $   0.76
                                         ========  ======== ========  ========
Weighted average shares outstanding:
  Basic.................................   40,848    23,391   39,973    23,369
  Diluted...............................   40,848    23,690   39,973    23,670



   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                 (in thousands)

                                                            Six months ended
                                                                June 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Cash flows from operating activities:
 Net income (loss)......................................... $(21,219) $ 18,035
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization............................   19,719     3,696
  Provision for loss on uncompleted contracts..............   (2,313)       --
  Compensation expense related to stock or stock options
   issued to employees.....................................       --        97
  (Gain) loss on sale of assets............................      175        (6)
  Deferred income taxes....................................  (12,839)       48
 Changes in operating assets and liabilities:
  (Increase) decrease in receivables.......................   42,551    (9,835)
  Decrease in income tax receivable........................    9,214        --
  Decrease in inventories..................................      450       482
  (Increase) decrease in other assets......................    5,089    (2,583)
  Decrease in accounts payable and accrued liabilities.....  (63,270)   (8,607)
  Decrease in billings in excess of costs and estimated
   earnings on uncompleted contracts.......................    5,994   (20,693)
  (Increase) decrease in costs and estimated earnings in
   excess of billings on uncompleted contracts.............   30,935   (16,231)
                                                            --------  --------
    Net cash provided by (used in) operating activities....   14,486   (35,597)
                                                            --------  --------
Investing activities:
 Capital expenditures for plant and equipment..............   (2,202)   (5,507)
 Proceeds from sale of property, plant and equipment.......    7,141        96
                                                            --------  --------
    Net cash provided by (used in) investing activities....    4,939    (5,411)
                                                            --------  --------
Financing activities:
 Proceeds from stock offering..............................   69,650        --
 Stock issuance fees.......................................      (39)       --
 Proceeds from exercise of stock options...................       --       825
 Net borrowings under line of credit.......................  (42,856)    8,456
 Proceeds from borrowings under debt facilities............    4,147     4,072
 Repayments on borrowing under debt facilities.............  (10,976)   (5,840)
 Purchase of treasury stock................................     (157)       --
                                                            --------  --------
    Net cash provided by financing activities..............   19,769     7,513
                                                            --------  --------
 Effect of exchange rate changes on cash...................     (257)   (1,173)
                                                            --------  --------
 Net increase (decrease) in cash and cash equivalents......   38,937   (34,668)
 Cash and cash equivalents at beginning of period..........   15,124    42,796
                                                            --------  --------
 Cash and cash equivalents at end of period................ $ 54,061  $  8,128
                                                            ========  ========
Supplemental disclosures:
 Cash paid during the period for interest.................. $ 12,307  $  1,698
 Cash refunds received during the period for income taxes.. $ 13,338  $     --
 Cash paid during the period for income taxes.............. $    759  $ 10,928

   The accompanying notes are an integral part of these financial statements.

                 FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 2000

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

2. MERGER

  On November 3, 1999, a merger was consummated between Friede Goldman International, Inc. ("FGI") and Halter Marine Group, Inc. ("HMG"). As set forth in the merger agreement, stockholders of HMG received 0.57 of a share of FGI's common stock in exchange for each share of HMG common stock. A total of 16,450,292 shares was issued for a total value of approximately $193.3 million. The merger was accounted for as a purchase business combination and the operating activities of HMG have been included in the accompanying financial statements for periods subsequent to November 3, 1999. The net assets acquired were recorded at their fair market values at the acquisition date. As a result of the merger, approximately $180.5 million was allocated to goodwill. The goodwill is being amortized over 25 years.

  The following summarized statement of operations data reflects the impact which the merger with HMG would have had on the Company's results of operations had the transactions taken place as of January 1, 1999.

                                                        Proforma Results for
                                                     ---------------------------
                                                       The Three      The Six
                                                     Months Ended  Months Ended
                                                     June 30, 1999 June 30, 1999
                                                     ------------- -------------
                                                     (in 000's, except per share
                                                                data)
   Contract revenue earned..........................   $325,616      $709,117
   Operating income.................................   $ 17,680      $ 36,336
   Net income.......................................   $  9,951      $ 21,449
   Net income per common share-basic................   $   0.25      $   0.54
   Net income per common share-diluted..............   $   0.25      $   0.54

                 FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                 June 30, 2000

3. INCOME TAXES

  Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax income (loss) was 43% for the six months ended June 30, 2000 compared to 32% for the six months ended June 30, 1999. The difference in the effective tax rate relates to tax savings identified in the second quarter arising from the Company's merger with HMG offset by goodwill amortization.

4. BUSINESS SEGMENTS

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

                                   Three months ended June 30, 2000
                         ----------------------------------------------------
                                             Engineered
                         Vessels   Offshore   Products   Corporate    Total
                         -------- ---------- ---------- ------------ --------
                                            (in thousands)
Revenues................ $ 60,882  $102,989   $30,135     $     --   $194,006
Operating income
 (loss)................. $  9,180  $(26,402)  $   760     $ (7,441)  $(23,903)
Total assets............ $216,110  $247,931   $65,401     $357,912   $887,354

                                   Three months ended June 30, 1999
                         ----------------------------------------------------
                                  Engineered
                         Offshore  Products  Corporate  Eliminations  Total
                         -------- ---------- ---------- ------------ --------
                                            (in thousands)
Revenues................ $126,062  $  7,427   $    --     $     --   $133,489
Operating income
 (loss)................. $ 14,623  $   (187)  $(2,183)    $     --   $ 12,253
Total assets............ $254,064  $ 52,215   $60,183     $(59,522)  $306,940

                                    Six months ended June 30, 2000
                         ----------------------------------------------------
                                             Engineered
                         Vessels   Offshore   Products   Corporate    Total
                         -------- ---------- ---------- ------------ --------
                                            (in thousands)
Revenues................ $145,167  $204,146   $56,546     $     --   $405,859
Operating income
 (loss)................. $ 16,734  $(24,217)  $ 2,975     $(14,658)  $(19,166)

                                        Six months ended June 30, 1999
                                  -------------------------------------------
                                             Engineered
                                   Offshore   Products   Corporate    Total
                                  ---------- ---------- ------------ --------
                                                (in thousands)
Revenues.........................  $257,213   $21,432     $     --   $278,645
Operating income (loss)..........  $ 33,022   $ 1,013     $ (5,774)    28,261

                 FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                 June 30, 2000


5. RECONCILIATION OF NET INCOME PER SHARE

  The following table sets forth the computation of basic and diluted net income (loss) per share:

                                              Three Months    Six Months Ended
                                             Ended June 30,       June 30,
                                            ----------------- -----------------
                                              2000     1999     2000     1999
                                            --------  ------- --------  -------
                                            (in 000's, except per share data)
   Numerator:
     Net income (loss)....................  $(18,091) $ 8,028 $(21,219) $18,035
                                            ========  ======= ========  =======
     Numerator for net income (loss) per
      share, diluted......................  $(18,091) $ 8,028 $(21,219) $18,035
                                            ========  ======= ========  =======
   Denominator:
     Denominator for net income per share-
      weighted average shares
      outstanding.........................    40,848   23,391   39,973   23,369
     Effect of dilutive securities:
       Stock options......................        --      299       --      301
                                            --------  ------- --------  -------
     Denominator for net income (loss) per
      share, diluted......................    40,848   23,690   39,973   23,670
                                            ========  ======= ========  =======
   Net income (loss) per share............  $  (0.44) $  0.34 $  (0.53) $  0.77
                                            ========  ======= ========  =======
   Net income (loss) per share, diluted...  $  (0.44) $  0.34 $  (0.53) $  0.76
                                            ========  ======= ========  =======

  For the three and six months ended June 30, 2000, the effect on net income per share, diluted, would be anti-dilutive if the Company's outstanding stock options and the conversion of the 4 1/2% Convertible Subordinated Notes had been assumed in the computation.

6. COMPREHENSIVE INCOME

  Other comprehensive income includes foreign currency translation adjustments. Total comprehensive income was as follows:

                                                              Six Months Ended
                                                                  June 30,
                                                              -----------------
                                                                2000     1999
                                                              --------  -------
                                                                 (in 000's)
   Net income (loss)......................................... $(21,219) $18,035
   Other comprehensive income (loss):
     Foreign currency translation............................   (1,045)  (1,399)
                                                              --------  -------
   Comprehensive income (loss)............................... $(22,264) $16,636
                                                              ========  =======

                 FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                 June 30, 2000


7. CREDIT FACILITY

  In connection with the merger with HMG, on November 3, 1999, the Company entered into a new secured bank revolving and letter of credit facility ("the Credit Facility") that replaced the Company's Credit Facility. Under the terms of the Credit Facility, the Company may borrow up to $120.0 million under a senior secured revolving credit facility. In addition, the Credit Facility provides an approximate $44.2 million senior secured letter of credit facility. The Credit Facility has a three-year term and is secured by substantially all of the Company's otherwise unencumbered assets, all of the Company's domestic subsidiaries and 67% of the stock of its foreign subsidiaries. The interest rate ranged from 1.375% to 2.75% over the London Inter Bank Offered Rate ("LIBOR"), or the base rate (as defined), at the Company's choice; although, this was amended during the first quarter of 2000 as discussed below. Under the Credit Facility, the Company is obligated to pay certain fees, including an annual commitment fee in an amount of 0.50% of the unused portion of the commitment.

  The Credit Facility requires the Company to comply with certain financial covenants, including limitations on additional borrowings and capital expenditures, certain debt coverage ratios, minimum net worth and other customary requirements. On March 28, 2000, the Credit Facility was amended which, among other things, amended the leverage ratio, the fixed charge coverage ratio and the minimum net worth requirement; and, required the commitment amount under the Credit Facility to be reduced by 75% of the net proceeds of asset sales. The amendment also changed the interest rate to the lender's base rate plus 2.0% per annum until the Company completes certain of its contracts. It is not anticipated that the Company will complete these contracts until the fourth quarter of 2001. In connection with the amendment, the Company is obligated to pay certain fees, including an annual commitment fee in an amount of 1.0% of the unused portion of the commitment. The Company was in noncompliance with the leverage ratio as of June 30, 2000. On August 11th, 2000, the Company obtained a waiver of noncompliance with such financial covenant.

  Amounts outstanding under the Credit Facility may not exceed an amount based on specified percentages of the Company's cash, accounts receivable, inventory and net contract related investments. On July 31, 2000, the Credit Facility was further amended to provide for scheduled reductions in the Company's borrowing capacity for accounts receivable, tax receivables, inventory, and net contract related investments such that, by July 1, 2001, the Company will no longer have borrowing capacity under these classes of assets. At June 30, 2000, the Company had $63.9 million in cash advances under the credit agreement with $5.9 million available under the Credit Facility. Average usage since December 31, 1999 has been $100.7 million, resulting in an average availability of $17.8 over the same period. The Company has reduced its commitment under this borrowing arrangement through additional cash generated from the sale of common stock and certain non-strategic assets. The Company repaid a portion of the outstanding balance under the revolving portion of its credit facility with proceeds it received from the sale of its vessel repair assets on August 9, 2000. At August 11, 2000, the Company had $39.3 million in cash advances under the credit agreement.

                 FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                 June 30, 2000


8. CONTRACTUAL MATTERS

 Ocean Rig

  In December 1997 and June 1998 the Company entered into contracts to construct two semi-submersible drilling rigs for Ocean Rig ASA, a Norwegian company ("Ocean Rig"). The contracts had a combined value of $282.0 million and called for delivery of the rigs on August 1999 and November 1999. The Company was unable to meet those delivery dates because of delays and cost increases associated with design changes initiated by Ocean Rig and the late delivery by Ocean Rig of information and equipment it was required to provide. Ocean Rig denied its responsibility for the delays. The dispute was resolved pursuant to a negotiated settlement agreement, dated January 18, 2000, (the "Settlement Agreement") which provided for an increase of $21.5 million in the contract price of each rig, revised delivery dates of October 2000 and December 2000 and total liquidated damages for late delivery beyond the new delivery dates of $75,000 per day per rig up to a maximum of $7.5 million for each rig.

  The Company has adjusted previously recognized revenues and profits to reflect the percentage of completion based on the revised delivery dates and related cost estimates and expected recoveries. The net impact of this adjustment to account for the settled claim and related additional costs incurred and for the timing of recognition of related revenues and expenses was a net reduction of gross profit for the year ended December 31, 1999 of approximately $37.4 million. The amount of the adjustment was based on, among other things, the outcome of the settlement negotiations and management's estimate of the percentage of completion of the projects at the end of the year.

  In accordance with the terms of the Settlement Agreement, both parties agreed to engage a third party project evaluation consultant ("the Consultant") to review the estimates to complete the projects and the projected delivery dates. The Company recently received the Consultant's report dated late July 2000 and consequently revised its estimate of the projected costs and expected delivery dates of the rigs. The Company's financial results for the second quarter 2000 were negatively impacted by current period losses of $9.3 million relating to the Ocean Rig contracts and an additional adjustment for expected future costs of $19.0 million. The amount of the adjustment was based on, among other things, the results of the Settlement Agreement, as adjusted for expected change orders, and management's estimate of the percentage of completion of the projects as of June 30, 2000 in light of the Consultant's report. In addition, the Company currently expects that it will deliver each of these rigs at least 60 days past their respective revised delivery dates. However, the Company believes that any delays will be permissible delays under the terms of its amended contracts with Ocean Rig.

 Petrodrill

  In April 1998, one of the Company's subsidiaries entered into contracts to construct two semi-submersible drilling rigs for two newly formed entities, Petrodrill IV, Ltd. and Petrodrill V, Ltd. (collectively, "Petrodrill"). The contracts had a combined value of $168.0 million. After the commencement of construction, the Company began to experience delays in the production schedule and increased costs, due in whole or in part, to delays caused by Petrodrill and by subcontractors nominated by Petrodrill. In addition, we had to perform as the lead yard as opposed to a follow-on yard as initially anticipated by the contracting parties.

                 FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                 June 30, 2000


  On May 26, 2000, our subsidiary entered into amended contractual arrangements with Petrodrill which provided for an increase in the contract price of $3.0 million for each rig and an additional payment of $6.4 million per rig subject to daily reduction for late delivery at a rate of approximately $139,000 per day from 15 to 60 days until exhausted, revised delivery dates of September, 2001 and December, 2001 and settled all of the related litigation. The parties also agreed to increased liquidated damages for late delivery of $20,000 per day commencing on the 61st day after the revised delivery date, increasing to $40,000 per day commencing on the 91st day after the revised delivery date, of up to a maximum of $4.2 million per rig. The contract amendments have not resulted in any material change in our previously announced estimate of costs in excess of contract prices of approximately $60.0 million.

  The Company evaluates its estimates to complete the Ocean Rig and Petrodrill contracts on a regular basis. Any additional increases in the projected costs to complete the Petrodrill project would likely result in an adjustment of the Company's purchase accounting treatment of the assets and liabilities acquired through the merger with Halter Marine Group. Any additional increases in the projected costs to complete the Ocean Rig contracts would require us to record an adjustment to amounts of revenue and gross profit that were recognized in prior periods under the percentage of completion method. Any such adjustments, if substantial, could have a material adverse effect on our results of operations, financial condition and liquidity. We expect that funding the losses associated with the Ocean Rig and Petrodrill contracts will negatively impact our cash flow over the next twelve months which could significantly impact our liquidity.

9. SALE OF YACHT DIVISION

  During April 2000, the Company completed the sale of its Trinity Yachts division to a group led by John Dane III, the Company's former chief operating officer and former board member. The division was sold for $5.7 million in an all-cash transaction.

10. EQUITY OFFERING

  On June 22, 2000, the Company completed an offering of 8,750,000 million shares of its common stock at a price of $8.25 per share. The offering generated $69.7 million in net proceeds to the Company.

11. SUBSEQUENT EVENT

  On August 9, 2000 the Company completed the sale of its vessel repair unit to Bollinger Shipyards, Inc. of Lockport, Louisiana, for $80.0 million in an all-cash transaction. The vessel repair business sold was an operating unit of the Company's Vessel segment and consisted of five facilities devoted to vessel repair and maintenance that are located in Louisiana and Texas.

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

  This Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q, are forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including:

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

  (iii) operating risks relating to conversion, retrofit and repair of drilling rigs, new construction of drilling rigs and production units and the design of new drilling rigs, new construction and repair of vessels and the design of new vessels, and the design and manufacture of engineered products,

  (iv)   contract bidding risks,

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

  (viii) risks related to future government funding for certain vessel contracts and prospects,

  (ix) risks related to the completion of contracts to construct offshore drilling rigs and vessels at costs not in excess of those currently estimated by the Company and prior to the contractual delivery dates, and

  (x) risks of untimely performance by companies which provide services to the Company as subcontractors under construction contracts. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct.

Financial Condition

  Decreases in balance sheet accounts at June 30, 2000 compared to December 31, 1999 were primarily attributable to decreases in accounts payable, accrued liabilities, and long-term debt. These decreases were primarily funded with cash on hand, collections on accounts receivable, proceeds from the sale of certain fixed assets and the Yacht Division, proceeds from income tax refunds, and proceeds from the sale of shares of common stock. (See "Liquidity and Capital Resources")

Results of Operations

  The consolidated financial statements include the accounts of FGH, Inc. and its wholly-owned subsidiaries, including, among others, Friede Goldman Offshore, Inc. ("FGO"), Friede & Goldman, Ltd. ("FGL"), Friede Goldman Newfoundland Limited ("FGN"), Friede Goldman France S.A.S. ("FGF"), and Halter Marine, Inc. ("Halter") (collectively referred to as the "Company"). These consolidated statements include the accounts of Halter for all periods subsequent to November 3, 1999. All significant intercompany accounts and transactions have been eliminated.

 Three Months Ended June 30, 2000 vs. Three Months Ended June 30, 1999

  The following table sets forth contract revenue earned by business segment as a percentage of the Company's revenue for the periods indicated.

                                Three Months Ended June 30,
                             ---------------------------------
                                   2000             1999
                             ---------------- ----------------
                              Amount  Percent  Amount  Percent
                             -------- ------- -------- -------
                                      (in thousands)
  Contract revenue earned by
   business segment:
    Vessels................. $ 60,882   31.4% $     --     --%
    Offshore................  102,989   53.1   126,062   94.4
    Engineered Products.....   30,135   15.5     7,427    5.6
                             --------  -----  --------  -----
                             $194,006  100.0% $133,489  100.0%
                             ========  =====  ========  =====

  Contract revenue increased 45.3% to $194.0 million for the quarter ended June 30, 2000 compared to $133.5 million for the quarter ended June 30, 1999. Of the $60.5 million increase, $60.9 million was attributable to the Vessels segment, newly acquired in the merger with Halter Marine Group, Inc. (the "HMG merger") which occurred during the fourth quarter of 1999, and $22.7 million was attributable to the Engineered Products segment. Included in the Engineered Products segment is approximately $23.1 million of revenue generated by operations acquired in the HMG merger offset by an $0.4 million decline in revenue of Engineered Products segment entities existing prior to the merger which occurred due to a decrease in overall demand for these products. Revenue increases in the Vessels and Engineered Products segments were offset by an $23.1 million decrease in revenues generated by the Offshore segment which was primarily due to the completion of several contracts during 1999 that were not replaced in 2000 due to a decreased demand for repair, conversion and retrofitting projects. Offsetting this decrease were new revenues of approximately $60.6 million generated by offshore entities acquired in the HMG merger.

  The gross profit margin decreased to a loss of $7.3 million or a negative margin of 3.8% for the second quarter of 2000 compared to $20.1 million or 15.1% for the second quarter of 1999. Gross profit for the Offshore segment decreased from $18.7 million or 14.8% for the second quarter of 1999 to a gross loss of $22.0 million or a negative margin of 21.4% for the second quarter of 2000. This decrease was primarily related to a shift in the mix of the segment's business to new build completion of semi-submersible drilling rigs from the higher margin business of repair, conversion and retrofitting of drilling rigs. Additionally, during the second quarter of 2000, a loss was recorded on a contract to construct two semi-submersible drilling rigs for Ocean Rig ASA due to increased estimated manhours required to complete this project. These decreases were offset by a $4.4 million or 7.2% gross profit generated by offshore operations acquired in the HMG merger. Gross profit for the newly acquired Vessels segment was $11.1 million or 18.2%. Gross profit for the Engineered Products segment increased $2.2 million or 151.1% from $1.4 million for the second quarter of 1999 to $3.6 million for the second quarter of 2000 while the gross profit percentage decreased from 19.3% to 11.9%. These changes are a result of additional lower margin revenues generated by engineered products operations acquired in the HMG merger.

  Selling, general and administrative ("SG&A) expenses increased $6.9 million to $14.7 million, or 7.1% of revenue, for the second quarter of 2000 compared to $7.8 million, or 5.8% of revenue for the second quarter of 1999. The increase is primarily attributable to growth in the Company as a result of the HMG merger.

  Amortization of goodwill increased to $2.0 million for the second quarter of 2000 compared to $0.1 million for the second quarter of 1999 as a result of goodwill recorded in conjunction with the HMG merger.

  Net interest expense (interest expense less interest income) increased to $9.3 million for the second quarter of 2000 compared to $0.9 million for the second quarter of 1999 primarily as a result of (1) additional interest expense from the $210.9 million in debt assumed by the Company in connection with the merger with HMG, (2) increased usage and amortization of fees associated with the New Credit Facility, and (3) interest expense in the amount of $2.7 million related to accretion of the $70.3 million discount recorded to reflect the fair market value of the $185.0 million 4 1/2% Convertible Subordinated Notes assumed in connection with the HMG merger (See "Liquidity and Capital Resources").

  Other expense increased by $0.3 million from the second quarter of 1999 as result of various items, none of which were individually material.

  Income (loss) before income taxes decreased $44.8 million to a $33.5 million loss for the second quarter of 2000 compared to income of $11.3 million for the second quarter of 1999. The decrease was the result of a decline in gross profit margin as well as increases in SG&A expenses, amortization of goodwill and interest expense as discussed above. The Company does not expect its gross margin to improve significantly during 2000, principally because its Offshore segment contains several contracts on which it expects to earn minimal gross profit. The Company expects SG&A expenses to continue at approximately the same level of revenues as currently reflected in the first quarter of 2000 and amortization of goodwill is expected to remain at approximately the same level. The Company expects the increase in interest expense to continue during 2000 principally due to the additional debt assumed in the HMG merger, increased usage and amortization of fees associated with the New Credit Facility, and accretion of the discount recorded in association with the 4 1/2% Convertible Subordinated Notes assumed in the HMG merger.

  The Company had an income tax benefit of $15.4 million for the second quarter of 2000 compared to income tax expense of $3.3 million for the second quarter of 1999 reflecting the Company's pretax loss of $33.5 million for the second quarter of 2000 compared to pretax income of $11.3 million for the second quarter of 1999.

 Six Months Ended June 30, 2000 vs. Six Months Ended June 30, 1999

  The following table sets forth contract revenue earned by business segment as a percentage of the Company's revenue for the periods indicated.

                                 Six Months Ended June 30,
                             ---------------------------------
                                   2000             1999
                             ---------------- ----------------
                              Amount  Percent  Amount  Percent
                             -------- ------- -------- -------
                                      (in thousands)
  Contract revenue earned by
   business segment:
    Vessels................. $145,167   35.7% $     --     --%
    Offshore................  204,146   50.3   257,213   92.3
    Engineered Products.....   56,546   14.0    21,432    7.7
                             --------  -----  --------  -----
                             $405,859  100.0% $278,645  100.0%
                             ========  =====  ========  =====

  Contract revenue increased 45.7% to $405.9 million for the six months ended June 30, 2000 compared to $278.6 million for the six months ended June 30, 1999. Of the $127.3 million increase, $145.2 million was attributable to the Vessels segment, newly acquired in the merger with Halter Marine Group, Inc. (the "HMG merger") which occurred during the fourth quarter of 1999, and $35.1 million was attributable to the Engineered Products segment. Included in the Engineered Products segment is approximately $43.5 million of revenue generated by operations acquired in the HMG merger offset by an $8.4 million decline in revenue of Engineered Products segment entities existing prior to the merger which occurred due to a decrease in overall demand for these products. Revenue increases in the Vessels and Engineered Products segments were offset by a $53.1 million decrease in revenues generated by the Offshore segment which was primarily due to the completion of several contracts during 1999 that were not replaced in 2000 due to a decreased demand for repair, conversion and retrofitting projects. Offsetting this decrease were new revenues of approximately $124.8 million generated by offshore entities acquired in the HMG merger.

  The gross profit margin decreased to $13.2 million or 3.3% for the first six months of 2000 compared to $46.0 million or 16.5% for the first six months of 1999. Gross profit for the Offshore segment decreased from $41.5 million or 16.1% for the first six months of 1999 to a loss of $16.0 million or a negative margin of 7.8% for the first six months of 2000. This decrease was primarily related to a shift in the mix of the segment's business to new build completion of semi-submersible drilling rigs from the higher margin business of repair, conversion and retrofitting of drilling rigs. Additionally, during the second quarter of 2000, a loss was recorded on a contract to construct two semi-submersible drilling rigs for Ocean Rig ASA due to increased estimated manhours required to complete this project. These decreases were offset by a $12.9 million or 10.3% gross profit generated by offshore operations acquired in the HMG merger. Gross profit for the newly acquired Vessels segment was $20.5 million or 14.1%. Gross profit for the Engineered Products segment increased $4.2 million or 91.6% from $4.5 million for the first six months of 1999 to $8.7 million for the first six months of 2000 while the gross profit percentage decreased from 21.3% to 15.4%. These changes are a result of additional lower margin revenues generated by engineered products operations acquired in the HMG merger.

  Selling, general and administrative ("SG&A) expenses increased $10.9 million to $28.5 million, or 6.8% of revenue, for the first six months of 2000 compared to $17.6 million, or 6.3% of revenue for the first six months of 1999. The increase is primarily attributable to growth in the Company as a result of the HMG merger.

  Amortization of goodwill increased to $3.9 million for the first six months of 2000 compared to $0.2 million for the first six months of 1999 as a result of goodwill recorded in conjunction with the HMG merger.

  Net interest expense (interest expense less interest income) increased to $17.7 million for the first six months of 2000 compared to $1.7 million for the first six months of 1999 primarily as a result of (1) additional interest expense from the $210.9 million in debt assumed by the Company in connection with the merger with HMG, (2) increased usage and amortization of fees associated with the New Credit Facility, and (3) interest expense in the amount of $5.2 million related to accretion of the $70.3 million discount recorded to reflect the fair market value of the $185.0 million 4 1/2% Convertible Subordinated Notes assumed in connection with the HMG merger (See "Liquidity and Capital Resources").

  Other expense increased by $0.6 million from the first six months of 1999 as result of various items, none of which were individually material.

  Income (loss) before income taxes decreased $64.0 million to a $37.5 million loss for the first six months of 2000 compared to income of $26.5 million for the first six months of 1999. The decrease was the result of a decline in gross profit margin as well as increases in SG&A expenses, amortization of goodwill and interest expense as discussed above. The Company does not expect its gross margin to improve significantly during 2000, principally because its Offshore segment contains several contracts on which it expects to earn minimal gross profit. The Company expects SG&A expenses to continue at approximately the same level of revenues as currently reflected in the first six months 2000 and amortization of goodwill is expected to remain at approximately the same level. The Company expects the increase in interest expense to continue during 2000 principally due to the additional debt assumed in the HMG merger, increased usage and amortization of fees associated with the New Credit Facility and accretion of the discount recorded in association with the 4 1/2% Convertible Subordinated Notes assumed in the HMG merger.

  The Company had an income tax benefit of $16.3 million for the first six months of 2000 compared to income tax expense of $8.5 million for the first six months of 1999 reflecting the Company's pretax loss of $37.5 million for the first six months of 2000 compared to pretax income of $26.5 million for the first six months of 1999.

  The Company's construction backlog of $450.8 million at June 30, 2000 decreased $34.6 compared to $689.1 million at December 31, 1999 and increased 31.1% compared to $343.9 million at June 30, 1999. At June 30, 2000, backlog by segment was as follows: Vessels, $135.0 million; Offshore, $221.6 million; and Engineered Products, $94.2 million.

Liquidity and Capital Resources

  The Company's principal needs for capital are the funding of ongoing operations and capital expenditures. The Company's principal sources of liquidity during the first six months of 2000 were cash balances, including those generated through collections of accounts receivable, income tax refunds, proceeds from the sale of certain fixed assets and the Company's yacht division and proceeds from the sale of common stock. Cash flows from these sources were $15.1 million from cash and cash equivalent balances at the beginning of the period, $42.6 million from a decrease in accounts receivable, $13.3 from a cash refund of income taxes, $4.2 million from the sale of certain fixed assets, $5.7 million from the sale of the yacht division, and $69.7 million in proceeds generated through the sale of 8.8 million shares of our common stock.

  During the six months ended June 30, 2000, the Company incurred approximately $2.2 million in capital expenditures compared to $5.5 million during the six months ended June 30, 1999. The Company anticipates that our level of capital expenditures during 2000 will not exceed $10.0 million.

  In connection with the merger with HMG, on November 3, 1999, the Company entered into a new secured bank revolving and letter of credit facility ("the Credit Facility") that replaced the Company's

Credit Facility. Under the terms of the Credit Facility, the Company may borrow up to $120.0 million under a senior secured revolving credit facility. In addition, the Credit Facility provides an approximate $44.2 million senior secured letter of credit facility. The Credit Facility has a three-year term and is secured by substantially all of the Company's otherwise unencumbered assets, all of the Company's domestic subsidiaries and 67% of the stock of its foreign subsidiaries. The interest rate ranged from 1.375% to 2.75% over the London Inter Bank Offered Rate ("LIBOR"), or the base rate (as defined), at the Company's choice; although, this was amended during the first quarter of 2000 as discussed below. Under the Credit Facility, the Company is obligated to pay certain fees, including an annual commitment fee in an amount of 0.50% of the unused portion of the commitment.

  The Credit Facility requires the Company to comply with certain financial covenants, including limitations on additional borrowings and capital expenditures, certain debt coverage ratios, minimum net worth and other customary requirements. On March 28, 2000, the Credit Facility was amended which, among other things, amended the leverage ratio, the fixed charge coverage ratio and the minimum net worth requirement; and, required the commitment amount under the Credit Facility to be reduced by 75% of the net proceeds of asset sales. The amendment also changed the interest rate to the lender's base rate plus 2.0% per annum until the Company completes certain of its contracts. It is not anticipated that the Company will complete these contracts until the fourth quarter of 2001. In connection with the amendment, the Company is obligated to pay certain fees, including an annual commitment fee in an amount of 1.0% of the unused portion of the commitment. The Company was in noncompliance with the leverage ratio as of June 30, 2000. On August 11th, 2000, the Company obtained a waiver of noncompliance with such financial covenant.

  Amounts outstanding under the Credit Facility may not exceed an amount based on specified percentages of the Company's cash, accounts receivable, inventory and net contract related investments. On July 31, 2000, the Credit Facility was further amended to provide for scheduled reductions in the Company's borrowing capacity for accounts receivable, tax receivables, inventory, and net contract related investments such that, by July 1, 2001, the Company will no longer have borrowing capacity under these classes of assets. At June 30, 2000, the Company had $63.9 million in cash advances under the credit agreement with $5.9 million available under the Credit Facility. Average usage since December 31, 1999 has been $100.7 million, resulting in an average availability of $17.8 over the same period. The Company has reduced its commitment under this borrowing arrangement through additional cash generated from the sale of common stock and certain non-strategic assets. The Company repaid a portion of the outstanding balance under the revolving portion of its credit facility with proceeds it received from the sale of its vessel repair assets on August 9, 2000. At August 11, 2000, the Company had $39.3 million in cash advances under the credit agreement.

  The Company is currently considering a range of financing alternatives including negotiating with a group of lenders to enter into a new credit facility and/or undertaking a private placement of term debt. In the event the Company is unable to complete one of these transactions, its financial condition will likely be materially adversely affected.

  In 2000, the Company initiated a liquidity campaign through the sale of non-core assets and the acceleration of certain claims. The Company has raised $125 million through the date of this Form 10-Q, of which $80 million relates to the sale of our vessel repair business, and have firm contracts for an additional $6 million. The Company is also actively marketing excess real estate and strategic investments that could provide additional cash proceeds and the Company expects to receive tax refunds totaling $29.4 million by the end of 2000. However, receipt of these tax refunds could be indefinitely delayed if the Internal Revenue Service elects to review the Company's claims for these refunds.

  The Company expects that funding losses associated with its Ocean Rig and Petrodrill contracts will negatively impact its cash flow over the next 12 months which could significantly impact its liquidity.

  On June 22, 2000, the Company completed an offering of 8,750,000 shares of our common stock at a price of $8.25 per share. The offering generated $69.7 million in net proceeds.

  The Company believes that cash on hand, cash generated from operations, the collection of income taxes paid in prior years, the settlement of certain recoverable contract claims, funds available under the Credit Facility or a new credit facility and proceeds from the sale of its common stock and its vessel repair assets will be sufficient to fund our requirements for working capital (including contract losses), capital expenditures, and other capital needs for at least the next 12 months. However, additional debt or equity financing or assets sales may be required if estimated costs on the Ocean Rig contracts and/or the Petrodrill contracts are materially higher than current estimates or if our level of business activity picks up considerably and the Company is unable to negotiate contract terms that provide for contract funding as costs are incurred. Although the Company believes that under such circumstances, it would be able to obtain additional funding from these sources, there can be no assurance that funding from these sources will be available for these purposes or, if available, will be on satisfactory terms.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  The Company's market risk disclosures set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 have not changed significantly through the period ended June 30, 2000.

                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings

  On September 18, 1998, Liberty Mutual and Employers Insurance of Wausau (the "Insurers") filed suit against one of our subsidiaries, FGO (formerly HAM Marine, Inc.), two contract labor providers, Petra Contractors, Inc., KT Contractors, Inc., and fifty unnamed individuals. The Insurers allege that the contract labor providers were alter egos of FGO established to obtain workers' compensation insurance at lower rates than FGO could have obtained in its own name. The Insurers seek actual damages of $2.3 million and punitive damages of $4.5 million. On October 1, 1999, the Insurers were allowed to amend their complaint to add certain former officers and directors of FGO and other third party individuals and entities which the Insurers allege were involved in the action which is the subject of the complaint. On June 22, 2000, FGO and the other defendants filed a joint motion to dismiss the Insurers' claims due to the Insurers' failure to exhaust their administrative remedies before the Mississippi Insurance Commission and requesting the court to refer the matter to the Mississippi Commissioner of Insurance for determination.

  We were also involved in litigation with respect to two projects in our offshore segment which have recently been settled. See "Notes to Consolidated Financial Statements--Note 8--Contractual Matters". We also recently settled litigation with Hyundai Heavy Industries Co. Limited.

  We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds.

  None.

Item 3. Defaults upon Senior Securities.

  None.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

Item 5. Other Information

  None.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

        *10.1 Amendment No. 3, dated June 9, 2000, to Credit Agreement, among
              Friede Goldman Halter, Inc. and Wells Fargo Bank (Texas) National
              Association, as administrative agent and co-arranger, Banc One
              Capital Markets, Inc., as co-arranger and syndication agent, and the lenders party thereto.

        *10.2 Amendment No. 4 dated July 31, 2000 to Credit Agreement, among
              Friede Goldman Halter, Inc. and Wells Fargo Bank (Texas) National
              Association, as administrative agent and co-arranger, Banc One
              Capital Markets, Inc., as co-arranger and syndication agent, and the lenders party thereto.

        *27.1 Financial Data Schedule

--------
*  Filed herewith

  (b) Reports of Form 8-K.

    The Company filed Current Reports on Form 8-K on the following dates:

      June 6, 2000
      June 30, 2000

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gulfport, State of Mississippi, on the 14th day of August 2000.

                                          FRIEDE GOLDMAN HALTER, INC.

                                                  /s/ Emile J. Dumesnil
                                          By:__________________________________
                                                    Emile J. Dumesnil
                                               Sr. Vice President--Finance