Form 10-Q
period 2000-09-30
FRIEDE GOLDMAN HALTER INC
filed 2000-11-14
CIK 1039780

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

              For the quarterly period ended: September 30, 2000

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,708,979 shares as of October 31, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FRIEDE GOLDMAN HALTER, INC.

                               TABLE OF CONTENTS

                                                                    Page No.
                                                                    --------
Part I.Financial Information
   Item 1. Financial Statements.................................        3
       Consolidated Balance Sheets as of September 30, 2000 and
        December 31, 1999.......................................        3
       Consolidated Statements of Operations for the three
        months and nine months ended September 30, 2000 and
        1999....................................................        4
       Consolidated Statements of Cash Flows for the nine months
        ended September 30, 2000 and 1999.......................        5
       Notes to Consolidated Financial Statements...............        6
   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................       12
   Item 3. Quantitative and Qualitative Disclosures of Market
           Risk.................................................       17
Part II. Other Information
   Item 1. Legal Proceedings....................................       18
   Item 2. Changes in Securities and Use of Proceeds............ Not applicable
   Item 3. Defaults upon Senior Securities...................... Not applicable
   Item 4. Submission of Matters to a Vote of Security
           Holders.............................................. Not applicable
   Item 5. Other Information.................................... Not applicable
   Item 6. Exhibits.............................................       18
Signatures......................................................       19

                         PART I--FINANCIAL INFORMATION

Item 1--Financial Statements

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
                       ASSETS
                       ------                         (Unaudited)
Current assets:
  Cash and cash equivalents.........................   $ 70,550     $   15,124
  Accounts receivable...............................     69,306        143,037
  Income tax receivable.............................        591         38,657
  Inventories.......................................     45,033         45,261
  Costs and estimated earnings in excess of billings
   on uncompleted contracts.........................     80,409        143,769
  Prepaid expenses and other........................     12,879         17,048
  Deferred income tax asset.........................     16,950         45,403
                                                       --------     ----------
    Total current assets............................    295,718        448,299
                                                       --------     ----------
Investment in unconsolidated subsidiary.............     13,035         13,035
Property, plant and equipment, net of accumulated
 depreciation.......................................    267,696        334,642
Goodwill, net of accumulated amortization...........    196,666        195,137
Other assets........................................      9,035          9,779
                                                       --------     ----------
                                                       $782,150     $1,000,892
                                                       ========     ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Short-term debt, including current portion of
   long-term debt...................................   $  7,399     $   13,645
  Accounts payable..................................     96,251        115,918
  Accrued liabilities...............................     69,197        117,966
  Reserve for losses on uncompleted contracts.......     32,222         66,226
  Billings in excess of costs and estimated earnings
   on uncompleted contracts.........................     41,829         50,725
                                                       --------     ----------
    Total current liabilities.......................    246,898        364,480
Deferred income tax liability.......................     10,485         56,190
Long-term debt, less current portion................    209,319        299,075
Other...............................................        445             --
                                                       --------     ----------
    Total liabilities...............................    467,147        719,745
                                                       --------     ----------
Deferred government subsidy, net of accumulated
 amortization.......................................     30,363         33,026
Stockholders' equity:
  Preferred stock...................................         --             --
  Common stock......................................        487            400
  Additional paid-in capital........................    299,571        230,166
  Retained earnings (deficit).......................    (12,110)        18,520
  Treasury stock....................................       (199)            --
  Accumulated other comprehensive income (loss).....     (3,109)          (965)
                                                       --------     ----------
    Total stockholders' equity......................    284,640        248,121
                                                       --------     ----------
                                                       $782,150     $1,000,892
                                                       ========     ==========

   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                    (in thousands, except per share amounts)

                                           Three months
                                         ended September    Nine months ended
                                               30,            September 30,
                                         -----------------  ------------------
                                           2000     1999      2000      1999
                                         --------  -------  --------  --------
Contract revenue earned................. $162,180  $51,699  $568,039  $330,345
Cost of revenue earned..................  153,551   56,132   546,182   288,762
                                         --------  -------  --------  --------
  Gross profit (loss)...................    8,629   (4,433)   21,857    41,583
Selling, general and administrative
 expenses...............................   14,376    6,720    43,008    24,299
Amortization of goodwill................    1,881      380     5,643       555
                                         --------  -------  --------  --------
  Operating income (loss)...............   (7,628) (11,533)  (26,794)   16,729
                                         --------  -------  --------  --------
Other expense:
  Interest expense, net.................    7,871    1,404    25,542     3,109
  Other.................................     (590)      16        50        61
                                         --------  -------  --------  --------
    Total other expense.................    7,281    1,420    25,592     3,170
                                         --------  -------  --------  --------
      Income (loss) before income
       taxes............................  (14,909) (12,953)  (52,386)   13,559
Provision for income tax expense
 (benefit)..............................   (5,507)  (4,425)  (21,766)    4,051
                                         --------  -------  --------  --------
  Net income (loss)..................... $ (9,402) $(8,528) $(30,620) $  9,508
                                         ========  =======  ========  ========
Net income (loss) per share:
  Basic................................. $  (0.19) $ (0.36) $  (0.71) $   0.41
                                         ========  =======  ========  ========
  Diluted............................... $  (0.19) $ (0.36) $  (0.71) $   0.40
                                         ========  =======  ========  ========
Weighted average shares outstanding:
  Basic.................................   48,778   23,428    43,234    23,353
  Diluted...............................   48,778   23,428    43,234    23,586



   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                 (in thousands)

                                                             Nine months ended
                                                               September 30,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
Cash flows from operating activities:
 Net income (loss).......................................... $(30,620) $  9,508
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................   29,642     6,059
  Increase in provision for loss on uncompleted contracts...   31,329        --
  Compensation expense related to stock or stock options
   issued to employees......................................                145
  (Gain) loss on sale of assets.............................      221        (6)
  Deferred income taxes.....................................  (18,872)      483
 Changes in operating assets and liabilities:
  Decrease in receivables...................................   51,852    23,218
  Decrease in income tax receivable.........................   38,066        --
  Increase in inventories...................................   (4,166)  (11,947)
  (Increase) decrease in other assets.......................    2,684    (6,813)
  Decrease in accounts payable and accrued liabilities......  (84,034)  (43,151)
  Decrease in reserve for uncompleted contracts.............  (65,335)       --
  Decrease in billings in excess of costs and estimated
   earnings on uncompleted contracts........................   (8,099)  (10,491)
  (Increase) decrease in costs and estimated earnings in
   excess of billings on uncompleted contracts..............   62,679      (731)
                                                             --------  --------
    Net cash provided by (used in) operating activities ....    5,347   (33,725)
                                                             --------  --------
Investing activities:
 Capital expenditures for plant and equipment...............   (3,525)   (6,751)
 Proceeds from sale of business units.......................   80,755        --
 Proceeds from sale of property, plant and equipment........    7,594        93
                                                             --------  --------
    Net cash provided by (used in) investing activities.....   84,824    (6,658)
                                                             --------  --------
Financing activities:
 Proceeds from stock offering............................... $ 69,486  $     --
 Proceeds from exercise of stock options....................        6       901
 Net borrowings under line of credit........................  (63,012)    3,903
 Proceeds from borrowings under debt facilities.............    7,009    11,968
 Repayments on borrowings under debt facilities.............  (47,266)   (8,241)
 Purchase of treasury stock.................................     (199)       --
                                                             --------  --------
    Net cash provided by (used in) financing activities.....  (33,976)    8,531
                                                             --------  --------
 Effect of exchange rate changes on cash....................     (769)   (1,079)
                                                             --------  --------
 Net increase (decrease) in cash and cash equivalents.......   55,426   (32,931)
 Cash and cash equivalents at beginning of period...........   15,124    42,796
                                                             --------  --------
 Cash and cash equivalents at end of period................. $ 70,550  $  9,865
                                                             ========  ========
Supplemental disclosures:
 Cash paid during the period for interest................... $ 17,367  $  4,055
 Cash refunds received during the period for income taxes... $ 42,190  $     --
 Cash paid during the period for income taxes............... $  1,274  $ 12,946

   The accompanying notes are an integral part of these financial statements.

                          FRIEDE GOLDMAN HALTER, INC.

                     NOTES TO AUDITED FINANCIAL STATEMENTS
                                  (Unaudited)

                              September 30, 2000

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

2. MERGER

  On November 3, 1999, a merger was consummated between Friede Goldman International, Inc. ("FGI") and Halter Marine Group, Inc. ("HMG"). As set forth in the merger agreement, stockholders of HMG received 0.57 of a share of FGI's common stock in exchange for each share of HMG common stock. A total of 16,450,292 shares was issued for a total value of approximately $193.3 million. The merger is being accounted for as a purchase business combination and the operating activities of HMG have been included in the accompanying financial statements for periods subsequent to November 3, 1999. The net assets acquired were recorded at their fair market values at the acquisition date. As a result of the merger, approximately $195.9 million was allocated to goodwill. The goodwill is being amortized over 25 years.

  The following summarized statement of operations data reflects the impact which the merger with HMG would have had on the Company's results of operations had the transactions taken place as of January 1, 1999.

                                                   Proforma Results for
                                           -------------------------------------
                                            The Three Months   The Nine Months
                                                 Ended              Ended
                                           September 30, 1999 September 30, 1999
                                           ------------------ ------------------
                                             (in 000's, except per share data)
   Contract revenue earned................      $287,739           $758,512
   Operating income (loss)................      $ (6,647)          $ 27,042
   Net income (loss)......................      $ (7,239)          $ 12,720
   Net income (loss) per share:
     Basic................................      $  (0.18)          $   0.32
     Diluted..............................      $  (.018)          $   0.32

                          FRIEDE GOLDMAN HALTER, INC.

                                  (Unaudited)

                              September 30, 2000


3. BUSINESS SEGMENTS

  Effective with the merger with HMG on November 3, 1999, the Company classifies its business into three segments: Vessels, Offshore, and Engineered Products. Operations within the Vessels segment include the new construction and repair of a wide variety of vessels for the government, offshore energy and commercial markets. Effective with the sale of the Company's vessel repair business as discussed Note 8, the Company is no longer engaged in the business of vessel repair. Operations within the Offshore segment include the new construction, conversion and repair of mobile offshore drilling rigs and production platforms. Operations within the Engineered Products segment include the design, manufacture and marketing of cranes, mooring systems, derricks, and other marine deck equipment.

  The Company evaluates the performance of its segments based upon income before interest and income taxes as these expenses are not allocated to the segments.

  Selected information as to the operations of the Company by segment is set forth below (in thousands).

                                Three months ended September 30, 2000
                         -----------------------------------------------------
                                              Engineered
                         Vessels    Offshore   Products   Corporate    Total
                         --------  ---------- ---------- ------------ --------
Revenues................ $ 40,960   $ 88,591   $32,629     $     --   $162,180
Operating income
 (loss)................. $    673   $ (4,015)  $ 4,285     $ (8,571)  $ (7,628)
Total assets............ $118,117   $277,611   $59,553     $326,869   $782,150

                                Three months ended September 30, 1999
                         -----------------------------------------------------
                                   Engineered
                         Offshore   Products  Corporate  Eliminations  Total
                         --------  ---------- ---------- ------------ --------
Revenues................ $ 46,503   $  5,196   $    --     $     --   $ 51,699
Operating income
 (loss)................. $ (8,766)  $   (689)  $(2,078)    $     --   $(11,533)
Total assets............ $207,708   $ 50,866   $65,331     $(47,844)  $276,061

                                 Nine months ended September 30, 2000
                         -----------------------------------------------------
                                              Engineered
                         Vessels    Offshore   Products   Corporate    Total
                         --------  ---------- ---------- ------------ --------
Revenues................ $186,126   $292,737   $89,176     $     --   $568,039
Operating income
 (loss)................. $ 17,407   $(28,232)  $ 7,258     $(23,227)  $(26,794)

                                          Nine months ended September 30, 1999
                                         --------------------------------------
                                                  Engineered
                                         Offshore  Products  Corporate  Total
                                         -------- ---------- --------- --------
Revenues................................ $303,717  $26,628    $    --  $330,345
Operating income (loss)................. $ 24,152  $   323    $(7,746) $ 16,729

                          FRIEDE GOLDMAN HALTER, INC.

                                  (Unaudited)

                              September 30, 2000


4. RECONCILIATION OF NET INCOME (LOSS) PER SHARE

  The following table sets forth the computation of basic and diluted net income (loss) per share:

                                              Three Months       Nine Months
                                                  Ended             Ended
                                              September 30,     September 30,
                                             ----------------  ----------------
                                              2000     1999      2000     1999
                                             -------  -------  --------  ------
                                               (in 000's, except per share
                                                          data)
   Numerator:
     Net income (loss).....................  $(9,402) $(8,528) $(30,620) $9,508
                                             =======  =======  ========  ======
     Numerator for net income (loss) per
      share, diluted.......................  $(9,402) $(8,528) $(30,620) $9,508
                                             =======  =======  ========  ======
   Denominator:
     Denominator for net income per share-
      weighted average shares outstanding..   48,778   23,428    43,234  23,353
     Effect of dilutive securities:
       Stock options.......................       --       --        --     233
                                             -------  -------  --------  ------
     Denominator for net income (loss) per
      share, diluted.......................   48,778   23,428    43,234  23,586
                                             =======  =======  ========  ======
   Net income (loss) per share.............  $( 0.19) $ (0.36) $ ( 0.71) $ 0.41
                                             =======  =======  ========  ======
   Net income (loss) per share, diluted....  $( 0.19) $ (0.36) $ ( 0.71) $ 0.40
                                             =======  =======  ========  ======

  For the three months ended September 30, 1999, the effect on net income per share, diluted, would have been anti-dilutive if the stock options had been assumed in the computation. For the three and nine months ended September 30, 2000, the effect on net income per share, diluted, would have been anti-dilutive if the stock options and the conversion of the 4 1/2% Convertible Subordinated Notes had been assumed in the computation.

5. COMPREHENSIVE INCOME

  Other comprehensive income includes foreign currency translation adjustments. Total comprehensive income was as follows (in thousands):

                                              Three Months       Nine Months
                                            Ended September    Ended September
                                                  30,                30,
                                            -----------------  ----------------
                                              2000     1999      2000     1999
                                            --------  -------  --------  ------
   Net income (loss)....................... $ (9,402) $(8,528) $(30,620) $9,508
   Other comprehensive income (loss):
     Foreign currency translation..........   (1,099)     533    (2,144)   (866)
                                            --------  -------  --------  ------
   Comprehensive income (loss)............. $(10,501) $(7,995) $(32,764) $8,642
                                            ========  =======  ========  ======

                          FRIEDE GOLDMAN HALTER, INC.

                                  (Unaudited)

                              September 30, 2000


6. DEBT

  A summary of short and long-term debt follows (in thousands):

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
Borrowings under 1999 Credit Facility..............    $ 43,695      $106,708
Convertible Subordinated Notes bearing interest at
 4 1/2%, principal due at maturity in September
 2004, unsecured (less discount of $60,716)........     124,284       116,342
Taxable revenue bonds bearing interest at 6.39%,
 principal due at maturity in December 2013,
 secured by letter of credit.......................          --        30,000
Notes payable to financial institutions and others
 bearing interest at rates ranging from 5.7% to
 12.0%, payable in monthly installments, maturing
 at dates ranging from January 1999 to March 2005
 and secured by equipment, a lease and real
 property..........................................       6,542        11,090
Bonds payable to MARAD bearing interest at 6.35%
 maturing June 2013 payable in semi-annual
 installments commencing July 1, 1999, secured by
 equipment.........................................      21,509        23,163
Bonds payable, bearing interest at 7.9% payable in
 monthly installments commencing January 1999,
 maturing December 2008, secured by equipment......      14,380        16,880
Capital lease obligations bearing interest at rates
 ranging from 4.7% to 10.0%, maturing at dates
 ranging from February 2000 through November 2004..       3,308         4,037
Notes payable, bearing interest at 7.05% payable in
 quarterly installments commencing April 1998,
 maturing March 2002, secured by equipment.........       3,000         4,500
                                                       --------      --------
  Total............................................     216,718       312,720
Less: Short-term debt and current portion of long-
 term debt.........................................       7,399        13,645
                                                       --------      --------
  Long-term debt less current portion..............    $209,319      $299,075
                                                       ========      ========

 Credit Facility

  In connection with the merger with HMG, on November 3, 1999, the Company entered into a new secured bank revolving and letter of credit facility ("the Credit Facility") that replaced the Company's existing credit facility. Under the terms of the Credit Facility, the Company was allowed to borrow up to $120.0 million under a senior secured revolving credit facility. In addition, the Credit Facility provided an approximate $44.2 million senior secured letter of credit facility. The Credit Facility had a three-year term and was secured by substantially all of the Company's otherwise unencumbered assets, all of the stock of the Company's domestic subsidiaries and 67% of the stock of its foreign subsidiaries. The interest rate ranged from 1.375% to 2.75% over the London Inter Bank Offered Rate ("LIBOR"), or the base rate (as defined), at the Company's choice. Under the Credit Facility, the Company was obligated to pay certain fees, including an annual commitment fee in an amount of 0.50% of the unused portion of the commitment.

  Effective October 24, 2000, the Company entered into a $110.0 million amended and restated credit agreement, comprised of a $70.0 million line of credit and a $40.0 million term loan (collectively,

                          FRIEDE GOLDMAN HALTER, INC.

                                  (Unaudited)

                               September 30, 2000

"the Restated Credit Agreement"). The Restated Credit Agreement has a three-year term. The line of credit is secured by substantially all of the Company's otherwise unencumbered assets, including accounts receivable, inventory, equipment, real property and all of the stock of the Company's domestic subsidiaries and 67% of the stock of its Canadian subsidiary. The term loan is secured by a subordinated security interest in the line of credit collateral.

  Under the terms of the Restated Credit Agreement, the Company may borrow up to $70.0 million under a senior secured revolving line of credit facility, which includes a $65.0 million sub-limit for issuing letters of credit. Availability under the line of credit is based on specified percentages of the Company's accounts receivable, inventory, equipment and real property. The interest rate on the line of credit is based on LIBOR or the base rate (as defined), at the Company's option, with a floor of 7.5%. During the first year of the line of credit the spread is fixed at 3.75% over LIBOR and 1.75% over the base rate; thereafter the LIBOR option ranges from 3.25% to 4.25% over LIBOR and the base rate option ranges from 1.25% to 2.25% over the base rate, (as defined). The Company is also obligated to pay certain fees, including a commitment fee equal to (i) during year one of the facility, .050% of the unused portion of the line of credit and (ii) thereafter, a range of 0.25% to 0.50% of the unused portion of the line of credit.

  The term loan is a $40.0 million interest-only three-year facility. The term loan bears interest at the base rate (as defined) plus 5.5% with a floor of 13% and, at the Company's option, the ability to capitalize 1.5% of the current interest charge through maturity. Proceeds from the term loan were used to repay the existing credit facility in its entirety.

  The Restated Credit Agreement requires the Company to comply with certain financial covenants including limitations on additional borrowings and capital expenditures, certain debt coverage ratios, minimum EBITDA (earnings before interest, taxes, depreciation and amortization) and other customary requirements.

  On September 26, 2000, the Company paid off its Mississippi Business Finance Corporation Taxable Revenue Bonds, Series 1998 in the aggregate principal amount of $30.0 million. The Bonds, originally issued on January 1, 1998, were scheduled to mature on December 31, 2013. Interest was payable semiannually, in arrears, on June 30 and December 31 of each year at an annual interest rate of 6.39%.

7. CONTRACTUAL MATTERS

 Ocean Rig

  In December 1997 and June 1998, the Company entered into contracts to construct two semi-submersible drilling rigs for Ocean Rig ASA, a Norwegian company ("Ocean Rig"). The contracts had a combined value of $282.0 million and called for delivery of the rigs on August 1999 and November 1999. The Company was unable to meet those delivery dates because of delays and cost increases associated with design changes initiated by Ocean Rig and the late delivery by Ocean Rig of information and equipment it was required to provide. Ocean Rig denied its responsibility for the delays. The dispute was resolved pursuant to a negotiated settlement agreement, dated January 18, 2000, (the "Settlement Agreement") which provided for an increase of $21.5 million in the contract price of each rig, revised delivery dates of October 2000 and December 2000 and total liquidated damages for late delivery beyond the new delivery dates of $75,000 per day per rig up to a maximum

                          FRIEDE GOLDMAN HALTER, INC.

                                  (Unaudited)

                              September 30, 2000

of $7.5 million for each rig. The Company anticipates that shipyard construction of the first rig will be completed in January 2001 and that the rig will leave the shipyard for sea trials. The Company anticipates that shipyard construction of the second rig will be completed approximately 90 days after the completion of shipyard construction on the first rig with sea trials to follow. The changes in these dates are the result of continuing changes which the Company believes entitle the Company to extended delivery dates without liquidated damages and to additional contract compensation.

  The Company has adjusted previously recognized revenues and profits to reflect the percentage of completion based on the revised delivery dates and related cost estimates and expected recoveries. The net impact of this adjustment to account for the settled claim and related additional costs incurred and for the timing of recognition of related revenues and expenses was a gross loss of $32.3 million and $31.3 million for the year ended December 31, 1999 and the nine months ending September 30, 2000, respectively. The amount of the adjustment was based on, among other things, the outcome of the settlement negotiations as adjusted for expected change orders and management's estimate of the percentage of completion of the projects.

 Petrodrill

  In April 1998, one of the Company's subsidiaries entered into contracts to construct two semi-submersible drilling rigs for two newly formed entities, Petrodrill IV Ltd. and Petrodrill V, Ltd. ("Petrodrill"). The contracts had a combined value of $168.0 million. After the commencement of construction, the Company began to experience delays in the production schedule and increased costs due, in whole or part, to delays caused by Petrodrill and by subcontractors nominated by Petrodrill. In addition, the Company had to perform as the lead yard as opposed to a follow-on yard as initially anticipated by the contracting parties.

  On May 26, 2000, the Company's subsidiary entered into amended contractual arrangements with Petrodrill which provided for an increase in the contract price of $3.0 million for each rig and an additional payment of $6.4 million per rig subject to daily reduction for late delivery at a rate of approximately $139,000 per day from 15 to 60 days until exhausted and revised delivery dates of September 2001 and December 2001 and settled all of the related litigation. The parties also agreed to increased liquidated damages for late delivery of $20,000 per day commencing on the 61st day after the revised delivery date, increasing to $40,000 per day commencing on the 91st day after the revised delivery date, of up to a maximum of $4.2 million per rig. The contract amendments have not resulted in any material change in our previously announced estimate of costs in excess of contract prices of approximately $60.0 million.

  The Company evaluates its estimates to complete the Ocean Rig and Petrodrill contracts on a regular basis. Any additional increases in the projected costs to complete the Petrodrill project would likely result in an adjustment of the Company's purchase accounting treatment of the assets and liabilities acquired through the merger with Halter Marine Group. Any additional increases in the projected costs to complete the Ocean Rig contracts would require the Company to record an adjustment to amounts of revenue and gross profit that were recognized in prior periods under the percentage of completion method. Any such adjustments, if substantial, could have a material adverse effect on the Company's results of operations, financial condition and liquidity. The Company expects that funding the losses associated with the Ocean Rig contract will negatively impact its cash flow over the next six months. The Company further expects that funding the losses associated with the Petrodrill contracts will negatively impact its cash flow over the next twelve months. Funding of losses on these contracts could significantly impact the Company's liquidity over the next twelve months.

                          FRIEDE GOLDMAN HALTER, INC.

                                  (Unaudited)

                              September 30, 2000

8. CONTINGENCIES

 Liberty Mutual

  On September 18, 1998, Liberty Mutual and Employers Insurance of Wausau (the "Insurers") filed suit against a subsidiary of the Company, FGO (formerly HAM Marine, Inc.), two contract labor providers. Petra Contractors, Inc., KT Contractors, Inc., and fifty unnamed individuals in an action styled Liberty Mutual Insurance Company and Employers Insurance of Wausau v. HAM Marine, Inc., et al. (in the United States District Court for the Southern District of Mississippi, Jackson Division, Case No. 3:98cv6111LOS). Insurers allege that the contract labor providers were alter egos of FGO established to obtain workers' compensation insurance at lower rates than FGO could have obtained in its own name. The Insurers seek actual damages of $2.3 million and punitive damages of $4.5 million. On October 1, 1999, the Insurers were allowed to amend their complaint to add certain former officers and directors of FGO and other third party individuals and entities which the Insurers allege were involved in the action which is the subject of the complaint.

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

9. SALE OF BUSINESS UNITS

  During April 2000, the Company completed the sale of its Trinity Yachts division to a group led by John Dane III, the Company's former chief operating officer and former board member. The division was sold for $5.7 million in an all-cash transaction. During August 2000, the Company completed the sale of its vessel repair business to Bollinger Shipyards, Inc. of Lockport, Louisiana, for approximately $80.0 million in an all-cash transaction subject to certain adjustments. The vessel repair business sold was an operating unit of the Company's Vessels segment and consisted of five facilities located in Louisiana and Texas devoted to vessel repair and maintenance. The Company did not recognize a gain or loss on either of these transactions for financial reporting purposes.

10. EQUITY OFFERING

  On June 22, 2000, the Company completed an offering of 8,750,000 million shares of its common stock at a price of $8.25 per share. The offering generated $69.7 million in net proceeds to the Company.

                          FRIEDE GOLDMAN HALTER, INC.

                                  (Unaudited)

                              September 30, 2000


11. NEW ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Subsequently, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to apply to all financial statements for years beginning after June 15, 2000. The FASB also issued SFAS No. 138, which amends certain provisions of SFAS No. 133 by providing implementation guidance in selected areas. Based on the Company's historical minimal use of derivative instruments, management does not anticipate that the adoption of SFAS No. 133 will have a material impact on the financial condition or operating results of the Company.

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

Financial Condition

  Decreases in balance sheet accounts at September 30, 2000 compared to December 31, 1999 were primarily attributable to decreases in property plant and equipment, accounts payable, accrued liabilities, and long-term debt. These decreases were primarily funded with cash on hand, collections on accounts receivable, proceeds from the sale of certain fixed assets and the Yacht and Vessel Repair business units, proceeds from income tax refunds, proceeds from the sale of shares of common stock, and funds available under the credit facility. (See "Liquidity and Capital Resources")

Results of Operations

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

 Three Months Ended September 30, 2000 vs. Three Months Ended September 30,
1999

  The following table sets forth contract revenue earned by business segment as a percentage of the Company's revenue for the periods indicated.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                   2000            1999
                                             ---------------- ---------------
                                              Amount  Percent Amount  Percent
                                             -------- ------- ------- -------
                                                      (in thousands)
   Contract revenue earned by business
    segment:
     Vessels................................ $ 40,960   25.3% $    --     --%
     Offshore...............................   88,591   54.6   46,503   89.9
     Engineered Products....................   32,629   20.1    5,196   10.1
                                             --------  -----  -------  -----
                                             $162,180  100.0% $51,699  100.0%
                                             ========  =====  =======  =====

  Contract revenue increased 214% to $162.2 million for the quarter ended September 30, 2000 compared to $51.7 million for the quarter ended September 30, 1999. Of the $110.5 million increase, $41.0 million was attributable to the Vessels segment, newly acquired in the merger with Halter Marine Group, Inc. (the "HMG merger") which occurred during the fourth quarter of 1999, and $27.4 million was attributable to the Engineered Products segment. Included in the Engineered Products segment is approximately $24.4 million of revenue generated by operations acquired in the HMG merger. Additionally, revenue in the Offshore segment increased by $42.1 million. Included in the revenue of the Offshore segment is approximately $50.5 million of new revenues generated by offshore entities acquired in the HMG merger. These new revenues were offset by an $8.4 million decline in revenues generated by the operations of the Offshore segment existing prior to the merger which was primarily due to the completion of several contracts during 1999 that were not replaced in 2000 due to a decreased demand for repair, conversion and retrofitting projects.

  Gross profit margin increased to $8.6 million or 5.3% for the third quarter of 2000 compared to a gross loss of $4.4 million or a negative margin of 8.6% for the third quarter of 1999. Gross profit for the Offshore segment improved from a loss of $5.4 million or a negative margin of 0.4% for the third quarter of 1999 to a gross loss of $0.3 million or a negative margin of 0.4% for the third quarter of 2000. The improved dollar margin resulted from the overall increase in revenues for this segment; although, the margin percentage remained stable for the two periods. Also, during the third quarter of 2000, a loss of approximately $7.1 million was recorded on a contract to construct two semi-submersible drilling rigs for Ocean Rig ASA due to increased estimated manhours required to complete this project. These decreases were offset by an $8.9 million or 17.7% gross profit generated by offshore operations acquired in the HMG merger. The Company also recognized a gross profit for the newly acquired Vessels segment of $2.4 million or 5.8% which further improved its gross profit margin. Additionally, gross profit for the Engineered Products segment increased $5.7 million from $0.9 million or 17.8% for the third quarter of 1999 to $6.6 million or 20.2% for the third quarter of 2000.

  Selling, general and administrative ("SG&A") expenses increased $7.7 million to $14.4 million compared to $6.7 million for third quarter of 1999; although, as a percentage of revenue, SG&A expenses decreased to 8.9% of revenue for the third quarter of 2000 compared to 13.0% of revenue for the third quarter of 1999. The increase in expenses is primarily attributable to growth in the Company as a result of the HMG merger. Included in SG&A expenses for the third quarter of 2000 is approximately $0.8 million of non-recurring expenses related to the proposed debt offering undertaken during the third quarter which was subsequently withdrawn.

  Amortization of goodwill increased to $2.0 million for the third quarter of 2000 compared to $0.4 million for the third quarter of 1999 as a result of goodwill recorded in conjunction with the HMG merger.

  Net interest expense (interest expense less interest income) increased to $7.9 million for the third quarter of 2000 compared to $1.4 million for the third quarter of 1999 primarily as a result of (1) additional interest expense from the $210.9 million in debt assumed by the Company in connection with the merger with HMG, (2) increased usage and amortization of fees associated with the Credit Facility, (3) interest expense in the amount of $2.7 million related to accretion of the $70.3 million discount recorded to reflect the fair market value of the $185.0 million 4% Convertible Subordinated Notes assumed in connection with the HMG merger and (4) a non-recurring charge for deferred loan fees charged off in connection with the payoff of the $30.0 million in Taxable Revenue bonds as discussed in Note 6 to the financial statements. (Also, see "Liquidity and Capital Resources").

  Other expense decreased by $0.6 million from the third quarter of 1999 as result of various items, none of which were individually material.

  Loss before income taxes increased $1.9 million to a $14.9 million loss for the third quarter of 2000 compared to a loss of $13.0 million for the third quarter of 1999. The increased loss was the result of increases in SG&A expenses, amortization of goodwill and interest expense as discussed above. The Company expects SG&A expenses to continue at approximately the same percentage of revenues as currently reflected in the third quarter of 2000 and amortization of goodwill is expected to remain at approximately the same level. The Company expects the increase in interest expense to continue during 2000 principally due to the additional debt assumed in the HMG merger, increased usage and amortization of fees associated with the new credit facility, and accretion of the discount recorded in association with the 4 1/2% Convertible Subordinated Notes assumed in the HMG merger.

  The Company had an income tax benefit of $5.5 million for the third quarter of 2000 compared to an income tax benefit of $4.4 million for the third quarter of 1999 reflecting an increase in the Company's effective tax rate to 36.9% for the third quarter of 2000 compared to 34.2% for the third quarter of 1999.

 Nine Months Ended September 30, 2000 vs. Nine Months Ended September 30, 1999

  The following table sets forth contract revenue earned by business segment as a percentage of the Company's revenue for the periods indicated.

                                             Nine Months Ended September 30,
                                            ---------------------------------
                                                  2000             1999
                                            ---------------- ----------------
                                             Amount  Percent  Amount  Percent
                                            -------- ------- -------- -------
                                                     (in thousands)
   Contract revenue earned by business
    segment:
     Vessels............................... $186,126   32.8% $     --     --%
     Offshore..............................  292,737   51.5   303,717   91.9
     Engineered Products...................   89,176   15.7    26,628    8.1
                                            --------  -----  --------  -----
                                            $568,039  100.0% $330,345  100.0%
                                            ========  =====  ========  =====

  Contract revenue increased 72.0% to $568.0 million for the nine months ended September 30, 2000 compared to $330.3 million for the nine months ended September 30, 1999. Of the $237.7 million increase, $186.1 million was attributable to the Vessels segment, newly acquired in the merger with Halter Marine Group, Inc. (the "HMG merger") which occurred during the fourth quarter of 1999, and $62.5 million was attributable to the Engineered Products segment. Included in the Engineered Products segment is approximately $67.9 million of revenue generated by operations acquired in the HMG merger offset by a $5.4 million decline in revenue of Engineered Products segment entities existing prior to the merger which occurred due to a decrease in overall demand for these products. Revenue increases in the Vessels and Engineered Products segments were offset by a $11.0 million decrease in revenues generated by the Offshore segment. Revenues of the Offshore segment entities existing prior to the merger with HMG decreased by $186.2 million from the same period last year which was primarily due to the completion of several contracts during 1999 that were not replaced in 2000 due to a decreased demand for repair, conversion and retrofitting projects. Offsetting this decrease were new revenues of approximately $175.2 million generated by offshore entities acquired in the HMG merger.

  The gross profit margin decreased to $21.9 million or 3.8% for the first nine months of 2000 compared to $41.6 million or 12.6% for the first nine months of 1999. Gross profit for the Offshore segment decreased from $36.1 million or 11.9% for the first nine months of 1999 to a loss of $16.3 million or a negative margin of 5.6% for the first nine months of 2000. This decrease was partially related to a shift in the mix of the segment's business to new build completion of semi-submersible drilling rigs from the higher margin business of repair, conversion and retrofitting of drilling rigs. Additionally, during the nine months ended September 30, 2000, losses of approximately $31.3 million were recorded on a contract to construct two semi-submersible drilling rigs for Ocean Rig ASA due to increased estimated manhours required to complete this project. These decreases were offset by a $21.8 million or 12.5% gross profit generated by offshore operations acquired in the HMG merger. Gross profit for the newly acquired Vessels segment was $22.9 million or 12.3%. Gross profit for the Engineered Products segment increased $9.8 million or 179.6% from $5.5 million for the first nine months of 1999 to $15.3 million for the first nine months of 2000 while the gross profit percentage decreased from 20.6% to 17.2%. These changes are a result of additional lower margin revenues generated by engineered products operations acquired in the HMG merger.

  Selling, general and administrative ("SG&A") expenses increased $18.7 million to $43.0 million, or 7.6% of revenue, for the first nine months of 2000 compared to $24.3 million, or 7.4% of revenue for the first nine months of 1999. The overall increase is primarily attributable to growth in the Company as a result of the HMG merger. Included in SG&A expenses for 2000 is approximately $0.8 million of non-recurring expenses related to the proposed debt offering undertaken during the third quarter which was subsequently withdrawn.

  Amortization of goodwill increased to $5.6 million for the first nine months of 2000 compared to $0.6 million for the first nine months of 1999 as a result of goodwill recorded in conjunction with the HMG merger.

  Net interest expense (interest expense less interest income) increased to $25.5 million for the first nine months of 2000 compared to $3.1 million for the first nine months of 1999 primarily as a result of (1) additional interest expense from the $210.9 million in debt assumed by the Company in connection with the merger with HMG, (2) increased usage and amortization of fees associated with the new credit facility, (3) interest expense in the amount of $7.9 million related to accretion of the $70.3 million discount recorded to reflect the fair market value of the $185.0 million 4% Convertible Subordinated Notes assumed in connection with the HMG merger and (4) a non-recurring charge for deferred loan fees charged off in connection with the payoff of the $30.0 million in Taxable Revenue bonds as discussed in Note 6 to the financial statements. (Also, see "Liquidity and Capital Resources").

  Income (loss) before income taxes decreased $65.9 million to a $52.4 million loss for the first nine months of 2000 compared to income of $13.6 million for the first nine months of 1999. The decrease was the result of a decline in gross profit margin as well as increases in SG&A expenses, amortization of goodwill and interest expense as discussed above. The Company does not expect its gross margin to improve significantly during 2000, principally because its Offshore segment contains several contracts on which it expects to earn minimal gross profit. The Company expects SG&A expenses to continue at approximately the same level of revenues as currently reflected in the most recent quarter 2000; however, it is currently evaluating budgeted SG&A expenditures for 2001 in an attempt to identify spending reductions. Amortization of goodwill is expected to remain at approximately the same level. The Company expects the increase in interest expense to continue during 2000 principally due to the additional debt assumed in the HMG merger, increased usage and amortization of fees associated with the new credit facility, and accretion of the discount recorded in association with the 4% Convertible Subordinated Notes assumed in the HMG merger.

  The Company had an income tax benefit of $21.8 million for the first nine months of 2000 compared to income tax expense of $4.1 million for the first nine months of 1999 primarily reflecting the Company's pretax loss of $52.4 million for the first nine months of 2000 compared to pretax income of $13.6 million for the first nine months of 1999.

  The Company's construction backlog of $403.5 million at September 30, 2000 decreased $285.6 million compared to $689.1 million at December 31, 1999 and increased $65.6 compared to $337.9 million at September 30, 1999. At September 30, 2000, backlog by segment was as follows: Vessels, $144.1 million; Offshore, $171.3 million; and Engineered Products, $88.1 million.

Liquidity and Capital Resources

  The Company's principal needs for capital are the funding of ongoing operations and capital expenditures. The Company's principal sources of liquidity during the first nine months of 2000 were cash balances, including those generated through collections of accounts receivable, income tax refunds, proceeds from the sale of certain fixed assets and the Company's yacht and vessel repair divisions as well as proceeds from the sale of common stock. Cash flows from these sources were $15.1 million from cash and cash equivalent balances at the beginning of the period, $51.9 million from a decrease in accounts receivable, $42.2 from cash refunds of income taxes, $7.6 million from the sale of certain fixed assets, $5.7 million from the sale of the yacht division, $80.0 million from the sale of the vessel repair division, and $69.5 million in proceeds generated through the sale of 8.8 million shares of the Company's common stock.

  During the nine months ended September 30, 2000, the Company incurred approximately $3.6 million in capital expenditures compared to $6.8 million during the nine months ended September 30, 1999. The Company anticipates that its level of capital expenditures during 2000 will not exceed $10.0 million.

  In connection with the merger with HMG, on November 3, 1999, the Company entered into a new secured bank revolving and letter of credit facility ("the Credit Facility") that replaced the Company's existing credit facility. Under the terms of the Credit Facility, the Company was allowed to borrow up to $120.0 million under a senior secured revolving credit facility. In addition, the Credit Facility provided an approximate $44.2 million senior secured letter of credit facility. The Credit Facility had a three-year term and was secured by substantially all of the Company's otherwise unencumbered assets, all of the stock of the Company's domestic subsidiaries and 67% of the stock of its foreign subsidiaries. The interest rate ranged from 1.375% to 2.75% over the London Inter Bank Offered Rate ("LIBOR"), or the base rate (as defined), at the Company's choice. Under the Credit Facility, the Company was obligated to pay certain fees, including an annual commitment fee in an amount of 0.50% of the unused portion of the commitment.

  Effective October 24, 2000, the Company entered into a $110.0 million amended and restated credit agreement, comprised of a $70.0 million line of credit and a $40.0 million term loan (collectively, "the Restated Credit Agreement"). The Restated Credit Agreement has a three-year term. The line of credit is secured by substantially all of the Company's otherwise unencumbered assets, including accounts receivable, inventory, equipment, real property and all of the stock of the Company's domestic subsidiaries and 67% of the stock of its Canadian subsidiary. The term loan is secured by a subordinated security interest in the line of credit collateral.

  Under the terms of the Restated Credit Agreement, the Company may borrow up to $70.0 million under a senior secured revolving line of credit facility, which includes a $65.0 million sub-limit for issuing letters of credit. Availability under the line of credit is based on specified percentages of the Company's accounts receivable, inventory, equipment and real property. The interest rate on the line of credit is based on LIBOR or the base rate (as defined), at the Company's option, with a floor of 7.5%. During the first year of the line of credit the spread is fixed at 3.75% over LIBOR and 1.75% over the base rate; thereafter the LIBOR option ranges from 3.25% to 4.25% over LIBOR and the base rate option ranges from 1.25% to 2.25% over the base rate, (as defined). The Company is also obligated to pay certain fees, including a commitment fee equal to (i) during year one of the facility, 0.50% of the unused portion of the line of credit and (ii) thereafter, a range of 0.25% to 0.50% of the unused portion of the line of credit.

  The term loan is a $40.0 million interest-only three-year facility. The term loan bears interest at the base rate (as defined) plus 5.5% with a floor of 13% and, at the Company's option, the ability to capitalize 1.5% of the current interest charge through maturity. Proceeds from the term loan were used to repay the existing credit facility in its entirety.

  The Restated Credit Agreement requires the Company to comply with certain financial covenants including limitations on additional borrowings and capital expenditures, certain debt coverage ratios, minimum EBITDA (earnings before interest, taxes, depreciation and amortization) and other customary requirements.

  On September 26, 2000, the Company paid off its Mississippi Business Finance Corporation Taxable Revenue Bonds, Series 1998 in the aggregate principal amount of $30.0 million. The Bonds, originally issued on January 1, 1998, were scheduled to mature on December 31, 2013.

  In 2000, the Company initiated a liquidity campaign through the sale of non-core assets and the acceleration of certain claims. The Company has raised approximately $131.0 million through the date of this Form 10-Q, of which $80.0 million relates to the sale of our vessel repair business. The Company is also actively marketing excess real estate and non-strategic investments that could provide additional cash proceeds.

  The Company expects that funding losses associated with its Ocean Rig and Petrodrill contracts will negatively impact its cash flow over the next 12 months which could significantly impact its liquidity.

  On June 22, 2000, the Company completed an offering of 8,750,000 shares of its common stock at a price of $8.25 per share. The offering generated $69.7 million in net proceeds.

  The Company believes that cash on hand, cash generated from operations, the settlement of certain recoverable contract claims, funds available under the Restated Credit Agreement and other liquidity campaign events will be sufficient to fund its requirements for working capital (including contract losses), capital expenditures, and other capital needs for at least the next 12 months. However, additional debt or equity financing or asset sales may be required if estimated costs on the Ocean Rig contracts and/or the Petrodrill contracts are materially higher than current estimates or if our level of business activity picks up considerably and the Company is unable to negotiate contact terms that provide for contract funding as costs are incurred. Although the Company believes that under such circumstances, it would be able to obtain additional funding from these sources, there can be no assurance that funding from these sources will be available for these purposes or, if available, will be on satisfactory terms.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  The Company's market risk disclosures set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 have not changed significantly through the period ended September 30, 2000.

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

  None.

Item 5. Other Information

  None.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

        *10.1 Amended & Restated Loan and Security Agreement, dated October 24,
              2000 by and among Friede Goldman Halter, Inc. and each of its subsidiaries as signatories thereto and Foothill Capital
              Corporation, as arranger and administrative agent.
        *27.1 Financial Data Schedule

--------
* Filed herewith

  (b) Reports of Form 8-K.

    No Current Reports on Form 8-K were filed by the Company during the third quarter of 2000.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gulfport, State of Mississippi, on the 14th day of November 2000.

                                          FRIEDE GOLDMAN HALTER, INC.

                                                  /s/ Emile J. Dumesnil
                                          By: _________________________________
                                                    Emile J. Dumesnil
                                               Sr. Vice President--Finance