Form 10-K405
period 2000-12-31
FRIEDE GOLDMAN HALTER INC
filed 2001-04-02
CIK 1039780

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. [X] No. [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes. [X] No. [_]

   As of March 19, 2001 there were 48,708,979 shares of Common Stock, $.01 par value, of Friede Goldman Halter, Inc. issued and outstanding, 37,204,627 of which shares having an aggregate market value of approximately $102.7 million, were held by non-affiliates of the registrant (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant's Common Stock).

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the proxy statement related to the registrant's 2001 annual meeting of shareholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 90 days of the end of the registrant's fiscal year ended December 31, 2000, are incorporated by reference into Part III of this Form 10-K.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                      PART I
                                                                           Page
                                                                           ----
 Item 1.  Business......................................................     3
          Risk Factors..................................................    19
 Item 2.  Properties....................................................    25
 Item 3.  Legal Proceedings.............................................    27
 Item 4.  Submission of Matters to a Vote of Security Holders...........    27
          Executive Officers of the Registrant..........................    27

                                      PART II
 Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters..........................................    29
 Item 6.  Selected Financial Data.......................................    30
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    32
 Item 7a. Quantitative and Qualitative Disclosures about Market Risk....    45
 Item 8.  Financial Statements and Supplementary Data...................    45
 Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................    46

                                     PART III
 Item 10. Directors and Executive Officers of the Registrant............    46
 Item 11. Executive Compensation........................................    46
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................    46
 Item 13. Certain Relationships and Related Transactions................    46

                                      PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
           K............................................................    47

                          FORWARD-LOOKING STATEMENTS

   This Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-K, are forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including (i) risks related to our ability to meet our financial obligations when due and generate sufficient cash flow from operating or financing activities to sustain projected operating levels, and (ii) risks associated with cost overruns relating to the Petrodrill and Ocean Rig construction projects, (iii) (risks of reduced levels of demand for our products and services resulting from reduced levels of capital expenditures of oil and gas companies relating to offshore drilling and exploration activity and reduced levels of capital expenditures of offshore drilling contractors, which levels of capital expenditures may be affected by prevailing oil and natural gas prices, expectations about future oil and natural gas prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions, the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development and production activities, and other factors, (iv) risks related to expansion of operations, either at its shipyards or one or more other locations, (v) operating risks relating to conversion, retrofit and repair of drilling rigs, new construction of drilling rigs and production units and the design of new drilling rigs, new construction and repair of vessels and the design of new vessels, and the design and manufacture of engineered products (vi) contract bidding risks, (vii) risks related to dependence on and performance by significant customers, (viii) risks related to the failure to realize the level of estimated backlog due to determinations by one or more customers to change or terminate all or portions of projects included in such estimation of backlog, (ix) risks related to regulatory and environmental matters, (x) risks related to future government funding for certain vessel contracts and prospects, (xi) risks related to the completion of contracts to construct offshore drilling rigs and vessels at costs not in excess of those currently estimated and prior to the contractual delivery dates, (xii) risks of untimely performance by companies which provide services to us as subcontractors under construction contracts, and (xiii) risks related to our ability to retain a highly skilled and motivated workforce and attract additional personnel to perform under its existing and anticipated contracts. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct.

ITEM 1. Business

General

   Friede Goldman Halter, Inc. ("FGH") is a world leader in the design and construction of equipment for the maritime and offshore energy industries. Formerly Friede Goldman International, Inc. ("FGI"), our name was changed to FGH effective with the merger with Halter Marine Group, Inc. ("HMG") on November 3, 1999. FGH is a holding company which conducts substantially all of its operations through its subsidiaries.

   We conduct our operations in three primary segments: Offshore, Vessels, and Engineered Products.

 Offshore Segment

   Services provided by our Offshore segment include the conversion, retrofit and repair of existing offshore drilling rigs and the design and construction of new offshore drilling rigs and other vessels and structures employed in the offshore industry. Our Offshore segment customers consist primarily of drilling contractors that drill offshore exploratory and development wells for oil and gas companies throughout the world, particularly in the Gulf of Mexico, the North Sea, eastern Canada, West Africa, South America, other areas offshore of the world, and other parties who intend to lease newly constructed rigs to drilling contractors.

 Vessels Segment

   Our Vessels segment is the largest builder of small to medium-sized ocean-going vessels in the United States. Services provided by the Vessels segment include the design, new construction and conversion of ocean-going vessels including offshore service vessels ("OSV's"), cargo ships double hull tank barges, oceanographic research and survey ships, high speed patrol boats, ferries, tug boats, tow boats and all types and sizes of barges. Customers of the Vessels segment consist of offshore energy service companies, marine transportation companies, domestic and foreign governments and other commercial enterprises. During August 2000, we disposed of our "repair division operations" of the Vessels segment.

 Engineered Products Segment

   Our Engineered Products segment services include the design and manufacture of marine cranes, mooring systems, deck equipment, jacking systems, specialty mechanical systems, and a comprehensive aftermarket repair and retrofitting operation. The primary customers of our Engineered Products Group, in addition to the customers of our Offshore and Vessels segments, include offshore construction contractors, shipyards, commercial cruise-liner operators, general merchant marine, the fishing industry, on-land general construction contractors and the U.S. Government.

                              RECENT DEVELOPMENTS

   As a result of losses sustained on the Ocean Rig and Petrodrill projects as further discussed in the "Notes to the Audited Financial Statements", we have incurred substantial losses during 2000 and have a substantial working capital deficit. As a result, we are in violation of our credit facility (under which $87.0 million was outstanding as of March 22, 2001) and our MARAD financing agreements (under which $20.7 million was outstanding as of March 31, 2001) and we did not make an interest payment due on March 15, 2001 on our $185.0 million principal amount of 4 1/2% convertible notes and we are delaying payments to certain of our trade creditors and service providers. Our independent auditors have advised us that our current financial condition raises substantial doubt as to our ability to continue as a going concern. Accordingly, if we are unsuccessful in renegotiating our credit agreement and raising additional capital, we may not be able to meet our obligations in the ordinary course of business and it may be necessary for us to seek protection under a petition for bankruptcy.

 Ocean Rig

   On March 9, 2001, we entered into a remuneration agreement with Ocean Rig ASA ("Ocean Rig") to amend certain of the provisions of the completion contracts, previous settlement agreements and to ensure the successful and timely completion of the construction of two rigs.

   In accordance with remuneration agreement, Ocean Rig was granted control over the management of the rig construction projects and Ocean Rig will pay us a contractually established rate for equipment, personnel and labor provided by us to cover the costs of completing the projects. Accordingly, we will not have financial responsibility for the completion of the rigs. Additionally, both companies have waived claims outstanding under previous agreements, including claims for liquidated damages, with the condition that all such claims of Ocean Rig will be automatically reinstated in the event that we stop work on the rigs or if the rigs are detained or encumbered by us in any way.

   The cost overruns and delays in the construction of the two rigs for Ocean Rig have caused us to adjust previously recognized profits and losses in accordance with percentage-of-completion accounting treatment of these projects. The net impact of these adjustments was to increase our contract loss by $69.6 million in 2000 and by $32.3 million in 1999.

 Petrodrill

   On February 28, 2001, we announced an agreement in principle with the surety company which wrote the performance bonds on the construction of two rigs for Petrodrill IV, Ltd. and Petrodrill V, Ltd. ("Petrodrill"). The surety company has agreed to provide certain funding for the completion of the projects on a "time and materials" basis, including payment of all direct labor and fringe benefit costs, materials, subcontractor and other costs and an allocation for overhead and general and administrative expenses. The terms of the final agreement have not been negotiated and inability to reach an agreement could result in the surety ceasing to provide funding. The objective of the agreement with the surety company is to provide us with sufficient funds to be able to complete the projects with a minimal amount of future delay and additional cost. The agreement with the surety company does not, however, transfer the risks associated with the additional cost overruns or delays from us as we will be ultimately liable to the surety company for all amounts advanced.

   If the surety company chooses not to make such advances, and we are unable to secure alternative sources of financing, we may be unable to continue construction or otherwise perform our obligations under the Petrodrill contracts. Further, if we are unable to negotiate repayment terms which are acceptable to both the surety company and the Company, the security company may, within the authority of the General Indemnity Agreement demand immediate repayment of all amounts advanced. A determination by the surety company at any point not to continue to provide such advances or a decision by the surety company to seek immediate repayment of advances, could have a material adverse effect on our operating results and financial condition.

   Based on current estimates, we believe that we will incur a total of approximately $121.7 million in costs in excess of the amended contract price for the two rigs we are constructing for Petrodrill. A provision for these excess costs has been provided in our purchase accounting treatment of the merger with HMG. At December 31, 2000, the remaining balance of these excess costs to be funded through the completion of the project is approximately $61.3 million and is included in the reserve for losses on uncompleted contracts in our balance sheet. We expect the surety company to fund approximately $50.0 million of this remaining cost and such costs will be substantially expended in 2001. As of March 31, 2001, the surety company had advanced us approximately $6.1 million.

 Credit Facility

   As of December 31, 2000 we were in violation of certain financial covenants in our credit facility. We are currently in negotiations with the lenders; however, if outstanding issues are not resolved, balances outstanding under this agreement would become payable upon demand. As of March 22, 2001, we had $87.0 million outstanding under our credit facility, including $32.9 million in letters of credit. We continue to negotiate with our creditors to extend our loan repayment terms and to secure additional available funds under the credit facility. As of the date of this report, an agreement has not been reached. Due to the covenant violations and limitations in the calculation of the borrowing base under the agreement, we do not presently have additional borrowing capacity available to us under the line of credit. If our lenders were to declare the amounts outstanding under the credit facility to be payable in full, we do not anticipate that we would have sufficient funds available to make such payment when due.

 4 1/2% Convertible Notes

   We elected not to pay the $4.2 million interest payment due on March 15, 2001 on our outstanding 4 1/2% convertible notes. Our ability to make this interest payment within the 30-day grace period provided for under the indenture relating to the convertible notes is dependent upon reaching an appropriate agreement with our lenders under our credit facility and the availability of sufficient funds. If payment is not made within the grace period, the entire principal amount of the convertible notes would become immediately callable. If we are required to repay the entire principal amount of the convertible notes, we do not anticipate that we will have sufficient funds to do so.

 MARAD Financing Agreement

   We are currently not in compliance with several restrictive financial and non-financial covenants under the financing agreement relating to our bonds guaranteed by the U.S. Maritime Administration ("MARAD"). At March 31, 2001 we had $20.7 million in principal amount of these MARAD bonds outstanding. As a result of this noncompliance, under the terms of the financing agreement, we may be required to pay monetary penalties and or repay the outstanding balance under the MARAD bonds. If we are required to make this repayment, we do not anticipate that we will have sufficient funds to do so.

 Trade Creditors

   We are currently paying trade creditors on an untimely basis. As of March 26, 2001, we currently have approximately $52.0 million in indebtedness greater than 60 days outstanding to these creditors. Our inability to pay these trade creditors on a timely basis could make them unwilling to continue to supply us with materials necessary for us to conduct our business. Such a result would have a material adverse effect on our financial condition and results of operations.

 Marystown Facilities

   In connection with our acquisition of two shipyard in Newfoundland, Canada (the "Marystown Facilities") from the Province of Newfoundland, we agreed to maintain minimum employment levels at each shipyard and are subject to financial penalties if we fail to do so. We were not in compliance with this man-hour requirement in 1999 and 2000. If a waiver of these financial penalties or other suitable accommodation cannot be agreed upon, we may be required to pay liquidated damages of

[C$10.0] million. The payment, if required, would have a significant impact on our cash flow and liquidity. We cannot assure you that we would have sufficient funds to make such a payment, if required.

 Other Ongoing Activities

   We are continuing to actively market excess real estate and non-strategic investments that could provide additional cash proceeds. We are pursuing the possible sale of one or both of our engineered products subsidiaries. In addition, we are exploring opportunities with potential investors to raise additional capital and are pursuing alternative lending sources in an effort to replace or supplement our credit agreement. We cannot assure you that any or all of these efforts will lead to successfully completed transactions or, even if we successfully complete transactions, that such transactions will eliminate our liquidity problems.

Overview of Products and Services

 Offshore Segment

   Primary customers of our Offshore segment are drilling contractors with operations offshore in the Gulf of Mexico, the North Sea, West Africa, eastern Canada and South America and other offshore areas of the world. These drilling contractors generally own and operate offshore drilling rigs and provide drilling services to oil and gas companies. In addition, the Company has contracted for the construction of four rigs with two customers who do not operate the equipment but intend to charter the rigs to drilling contractors.

   Several factors determine the type of rig most suitable for a particular project, the more significant of which are the marine environment, water depth and seabed conditions at the proposed drilling location, whether the drilling is to be done over a production platform or other fixed structure, the intended well depth, and variable deck load and well control requirements. A brief description of the types of offshore drilling rigs and production units currently serviced by our Offshore segment is set forth below.

   Semi-submersibles. Semi-submersible rigs consist of an upper working and living deck resting on vertical columns connected to lower hull members. Such rigs operate in a "semi-submerged" position, remaining afloat, in a position which places the water-line approximately half way between the top of the lower hulls and bottom of the deck. Such rigs are typically anchored in position to remain stable for drilling in the semi-submerged floating position.

   There have been five generations of semi-submersible drilling rigs, with each successive generation incorporating improvements that enable the rigs to drill more efficiently and in increasingly harsh marine environments. Fourth generation semi-submersibles are typically capable of operating in water depths of up to 5,000 feet and, in some cases, greater depths. Fifth generation semi-submersibles are the newest generation of rigs in operation and are capable of operating in water depths of up to 10,000 feet. Certain fourth and fifth generation semi-submersibles are equipped with computer-controlled thrusters to allow for dynamic positioning, which allows the rig to remain on location over a drill site in deep waters without the use of anchors and mooring lines.

   A major portion of our work to date has involved the retrofit, repair and conversion of earlier generation semi-submersibles, which generally operate in maximum water depths of between 1,000 to 2,000 feet, into deepwater semi-submersibles. The design of many of these earlier generation semi-submersible rigs, including long fatigue-life and advantageous stress characteristics, together with increasing demand for deepwater drilling capabilities have made them well-suited for retrofitting.

   Jackups. Jackup rigs are mobile, self-elevating drilling platforms equipped with legs that are lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, heliport and other related equipment. Jackups are used extensively for drilling in water depths from 20 feet to 500 feet. Some jackup rigs have a lower hull (mat) attached to the bottom of the rig legs, while others have independent legs.

   Jackup rigs can be generally characterized by their design as either slot jackups or cantilevered jackups. Slot jackups are generally of an older vintage and are configured for drilling operations to take place through a slot at the aft of the hull. A slot design is generally appropriate for drilling exploratory wells in the absence of any existing permanent structure, such as a production platform. A cantilevered jackup can extend its drill floor and derrick and either drill exploratory wells or drill over an existing, fixed structure, thereby permitting the rig to drill new wells or work over existing wells through such a structure. We have converted many slot-design rigs into cantilever configurations.

   Drillships. Drillships, which typically have a self-propelled ship-shape hull, are positioned over a drill site through the use of either a mooring system or a computer-controlled dynamic positioning system similar to those used on certain fourth- and fifth- generation semi-submersible rigs. Drillships are capable of operating in water depths ranging from 200 feet to 10,000 feet.

   Floating Production Facilities. A floating production facility (FPF) consists of a ship or semi-submersible vessel upon which production equipment is mounted. In many cases, the hull is a converted tanker (often referred to as a floating, production, storage and offloading, or FPSO, unit). In addition, semi-submersible drilling units have been converted into floating production units. In a few cases, a new hull has been purpose-built as an FPF. For harsh-weather locations, FPFs are designed with a mooring system that provides weathervaning capability so that the FPF can be rotated on location to minimize the effects of wave, wind and current actions. The production risers in these FPFs are connected to the hull through a swivel system that also accommodates the mooring system. The hull of an FPF is typically used for on-board oil storage, which is an important feature for remote locations where export pipelines are not available and fixed oil storage availability is limited or nonexistent.

   Design and Engineering Services. Through our FGL subsidiary, we perform design and engineering of offshore drilling and production units, including jackups, semi-submersibles, drillships and floating production, storage and offloading vessels. FGL has a long history of successful designs with 50 F&G Ltd. designed semi-submersible drilling, pipelaying, and accommodation units in service worldwide, and over 30 jackup drilling units of FGL design operating worldwide.

 Vessels Segment

   Primary customers of our Vessels segment are offshore energy service companies, marine transportation companies, domestic and foreign governments and other commercial enterprises. Services provided by the Vessels segment include the design, new construction, and conversion of ocean-going vessels including OSV's for energy service companies, cargo ships, oceanographic research and survey ships, high speed patrol boats and ferries for domestic and foreign governments, and double-hull tank barges; tugboats, towboats and other types of barges for other commercial enterprises. A brief description of the products offered by our Vessels segment follows.

   Offshore Service Vessels. We build OSV's including supply boats, anchor handling tug supply boats and anchor handling tugs which serve oil and gas drilling and production facilities and support offshore construction and maintenance work. Our OSV's range from 200 feet to 300 feet in length and generally range in price from $7.0 million to $50.0 million. In addition to transporting deck cargo, such as pipe or drummed materials, supply boats transport liquid mud, potable water, diesel fuel, dry bulk cement and dry bulk mud. Supply boats we build range from standard supply boats to multi-purpose sophisticated ships with high horsepower and bollard pull, automated controls, dynamic positioning, controllable pitch propellers, articulated rudders, kort nozzles and any type of auxiliary, deck or towing equipment. Anchor handling tugs and anchor handling tug supply boats constitute a separate class of offshore support vessels. These vessels have more powerful engines and deck mounted winches and are capable of towing and positioning mobile offshore rigs and their anchors as well as providing supply vessel services.

   Tugs and Ocean-going Barges. We build a variety of ocean-going tugs and barges for the energy marine transportation market, primarily ocean-going double-hull tank barges. Contract prices for such tug-barge combinations range from $7.0 million to $35.0 million. These barges are primarily used by operators to carry petroleum products; but also carry dry bulk cargoes such as grain, cement, iron ore, and coal; and general cargoes such as containers and trailers. They range from 400 feet to 600 feet in length with as many cargo tanks, decks and support systems as necessary.

   Oceanographic Research and Survey Ships, High Speed Patrol Boats and Ferries. The largest customer of the Vessels segment has historically been the U.S. Government, for which we construct several types of vessels, including logistics craft, oceanographic survey and research ships and patrol boats. Oceanographic survey and research ships range in length from 200 feet to 350 feet and range in price from $50.0 million to $70.0 million. In addition to the U. S. Government, we build vessels for foreign governments, primarily fast patrol craft. We have also built passenger/vehicle ferries for governmental operators on all three U.S. Coasts. These vessels range in length from 90 feet to 400 feet and range in price from $1.0 million to $75.0 million.

   Other Commercial Vessels. We build several other types of vessels for the commercial marine market, including tugboats, inland tow boats, inland barges and ocean-going cargo ships. Tug boats are used for towing and pushing, port management operations, shipping, piloting, fire fighting and salvage. Tug boats are built with two or three engines, standard propellers, controllable pitch propellers, azimuthing Z-drives, cycloidal propulsion, and with or without steerable or fixed nozzles. Inland tow boats are used by waterway operators to push inland barges. We build a full line of tow or push boats. Tug and tow boats range from 70 feet to 120 feet in length and generally range in price from $1.5 million to $7.0 million. Inland barges are smaller and more simple than ocean-going barges and are employed on the Inland River system.

   Our cargo ship production includes a variety of sizes and types of vessels up to about 600 feet in length for RoRo, tankship, and bulk service. Contract prices for such ships range from approximately $35.0 million to $100.0 million.

 Engineered Products Segment

   Primary customers of our Engineered Products segment, in addition to the customers of our Offshore and Vessels segments, include offshore construction contractors, shipyards, commercial cruise-liner ship-owners, general merchant marine operators, the fishing industry, on-land general construction contractors and the U.S. Government. The Engineered Products segment services include the design and manufacture of the world's largest cranes, mooring systems, marine deck equipment, jacking systems, specialty mechanical systems, and a comprehensive aftermarket repair and retrofitting operation.

   Cranes, Mooring Systems, Drilling and Marine Deck Equipment. Our Engineered Products Group includes AmClyde Engineered Products Company, Inc. ("AmClyde") and Friede Goldman France ("BLM").

   AmClyde represents the following brand names: AmClyde (marine cranes, shipyard gantry cranes, stevedoring cranes, stiffleg derricks, mooring systems, winches, windlasses and specialty mechanical systems; Unit Mariner (pedestal cranes); Lucker (linear winches and jacking systems); Hepburn (winches and mooring systems); Fritz Culver (winches, deck equipment and related machinery); McElroy (winches and deck equipment); Norson Engineering (pipelay and cable lay equipment and systems); Sauerman (material handling machinery, bucket and components); and J & B (drilling rig machinery and related equipment).

   Friede Goldman France is a holding company with two operating subsidiaries:
Brissoneau & Lotz Marine S.A. ("BLM") and BOPP S.A. ("BOPP"). These entities are collectively referred to herein as the "BLM Companies." Our BLM Companies represent the following brand names: BLM (deck equipment, including mooring, anchoring and cargo handling equipment such as deck cranes, provision cranes and hose handling cranes for general marine and merchant vessels); BLM Offshore (rack and pinion jacking systems used on offshore drilling jack-up rigs, mooring systems used on semi-submersible drilling rigs, and pedestal cranes used on drilling rigs), and BOPP (fishing winches for tuna seiners and related equipment). BOPP also includes the brand name Kerdranvant (steering gear for marine vessels).

   Drilling equipment typically consists of items such as derricks, rotary tables, top drive units, blow out preventers, pipe handling equipment, mud pumps, etc. required to conduct drilling operations. Marine deck equipment typically consists of mooring, anchoring, cargo handling equipment, pedestal cranes, skidding equipment and rig jacking equipment (on jackup rigs). In connection with most major retrofit, conversion or new build projects, the owner of the drilling unit contracts directly with the suppliers of drilling and marine deck equipment for the purchase of such equipment for the rig. Typically such equipment will be installed by the shipyard, and is often referred to as Owner Furnished Equipment or "OFE." Through the acquisition of BLM Companies and the merger with HMG, we have developed the Engineered Products segment. Our Engineered Products segment has the capability to supply a wide variety of marine deck equipment to its offshore drilling unit customers and to participate in the market for the marine deck equipment on drilling units being modified or constructed by other shipyards. The combined companies of our Engineered Products segment are also involved in the design and manufacturing of marine equipment for marine shipyards throughout the world (for fitting on cruise liners, bulk carriers, cargo vessels, tankers, LNG carriers etc.) and are the leading provider of large marine cranes for the world's offshore construction contractors.

   After-Market Sales and Service. The Engineered Products segment also sells parts and provides service to support its products once they are delivered. It has a service team who performs repair services worldwide and it maintains an inventory of spare parts to support its products.

Description of Operations

 Offshore Segment

   Operations of our Offshore segment during 2000 consisted of several conversion, retrofit and repair projects for offshore drilling contractors as well as work on the completion of three new semi-submersible offshore drilling units and the new construction of three semi-submersible offshore drilling units. Two of these six projects had been completed as of year-end. Significant conversion or retrofit projects generally take eight to 14 months to complete, whereas certain repair projects may require only one to three months to complete. New rig construction projects can require from 18 to 30 months to complete.

   New Construction and Completion. FGO East was designed specifically for the efficient construction and completion of offshore drilling rigs. Moreover, the combined capacity of FGO East and FGO West allows us to work on new build completion and construction projects without any significant loss in our capacity to perform conversion, retrofit and repair projects. In addition, our Orange facility located in Texas is ideally suited for the construction of semi-submersible rigs. During 2000, we were working on the completion of three new semi-submersible hulls and the construction of three new build semi-submersible drilling rigs, two of which had been completed as of year end. A new build completion involves performing the addition of decks, quarters, equipment installation and final outfitting of an existing bare deck hull, while the construction of new build semi-submersibles involves the above activities as well as building the hull.

   Conversions. Conversions consist generally of the conversion of one type of drilling rig into a different type, such as the conversion of a slot jackup to a cantilevered jackup, the conversion of a submersible rig to a semi-submersible rig, or the conversion of a drilling rig or tanker into an FPF. FPF conversions typically require the destruction and removal of all drilling equipment and substructure (including the derrick system, rotary system, tubulars, mud treating and pumping units and well control systems) and the reconfiguration of the decks to accommodate heavy skid mounted processing modules, production risers and handling equipment. This production equipment is then interconnected through the installation of piping, electrical wiring and walkways. Because production, processing and storage facility additions typically increase a rig's variable deck load, we are typically required to complete hull reinforcements and buoyancy and stability enhancements. We completed one conversion in 2000.

   Retrofits. Retrofits consist generally of improvements to the technical capabilities, tolerances and systems of drilling and production equipment. Retrofits performed on semi-submersible rigs include buoyancy and stability enhancements (typically pontoon extensions and additional column sponsons) and the addition or improvement of self-propulsion systems, positioning thrusters and self-contained mooring systems. Jackup retrofits include strengthening and extending the rig legs and reinforcing the spud cans on the existing legs. We are also capable of upgrading living quarters and facilities to accommodate harsh environment drilling conditions and to meet North Sea regulatory requirements, improving ventilation systems and strengthening or replacing heliports to accommodate larger aircraft. During 2000, we completed the retrofitting of four semi-submersible drilling units.

   Repairs. We perform a broad range of inspection and repair work for our clients. Necessary repairs are identified both in connection with retrofit and conversion projects as well as in connection with periodic inspections performed at the shipyard which are required by the U.S. Coast Guard and by vessel classification societies such as the American Bureau of Shipping. Rigs are typically inspected for systems operability and structural integrity, with ultrasonic thickness gauge readings employed to detect structural fatigue or aberrations. Repair work may include the repair or renewal of piping, spud cans, electrical and drilling systems, removal and replacement of deteriorated or pitted steel and blasting, coating and painting of exterior surfaces. Our repair work has also included the refurbishment of drilling systems as well as the overhaul of generators, boilers, condensers, ballast and cargo valves, rig cranes and production compressors.

   Design and Engineering Services. Through our FGL subsidiary, we perform design and engineering of offshore drilling and production units, including jackups, semi-submersibles, drillships and floating production, storage and offloading vessels.

 Vessels Segment

   In our Vessels segment, 2000 operations included the design, new construction, and conversion of ocean-going vessels, including OSV's, cargo ships, oceanographic research and survey ships, high speed patrol boats, ferries, tug boats, tow boats and ocean-going barges. The Vessels segment also provides a wide variety of conversion services for vessels and barges employed by the offshore energy and commercial marine markets.

   Design and New Construction. Our Vessels segment conducts new construction and conversion operations at six shipyards. These shipyards employ advanced manufacturing techniques including modular construction methods, advanced welding techniques, panel line fabrication, computerized plasma arc metal cutting and automated sandblasting and painting. We conduct our design activities at our engineering facility located near the corporate headquarters. At December 31, 2000, we had 17 vessels under construction or conversion.

   Conversions. We perform a broad range of conversion work for vessels and barges employed in the offshore energy, commercial marine and governmental markets. Conversion activities include the conversion of single-hull tank barges to double-hull tank barges.

 Engineered Products Segment

   Through our Engineered Products segment, 2000 operations included the design, manufacture, and servicing of cranes, mooring, anchoring, rack-and-pinion jacking systems, pipe/cable lay equipment, cargo handling equipment, deck machinery and equipment and steering systems. We have the capability to outfit rigs for existing customers and to supply other offshore rig manufacturers with rig kits consisting of legs, jacking systems, anchoring winches and offshore handling cranes and other marine deck equipment, including spare parts and after sale services.

   Cranes, Mooring Systems, and Marine Deck Equipment. As of December 31, 2000, our Engineered Products segment was performing work on several major new equipment and after-market upgrades in the course of the segment's normal business. The design, procurement and project management functions are performed in our U.S. facilities for AmClyde projects and at the BLM facility in Nantes, France. Primary manufacturing is performed at our Gulf Coast Division in Slidell, Louisiana, and at BLM in France, with a significant percentage at various global subcontracting facilities.

   The Engineered Products Group has been involved in manufacturing several major projects during 2000: a 600-ton kingpost crane, a specialty "J-Lay" pipelaying system, 3800 ton marine crane and 12 point mooring system, a 150-metric ton floating crane, two 50-ton pedestal cranes, one floating 115-ton crane, upgrading a very large marine crane, one shipset of deepwater mooring system for semi-submersible drilling rigs, one rig-set of jacking units for a jack-up drilling rig, and general marine anchor windlasses and mooring equipment.

   Marine deck equipment is typically manufactured to individual customer specifications based on the planned application of the equipment. Manufacture of the equipment required to complete a customer's order may require from a few weeks to several months.

   After-Market Sales and Service. The Engineered Products segment also sells parts and services to support its products once they are delivered. It has a service team that performs repair services worldwide and it maintains an inventory of spare parts to support its products.

Customers and Marketing

 Offshore Segment

   Our Offshore segment customers include offshore drilling contractors, many of whom have been our customers for more than 15 years. We believe we have developed strong relationships with this segment of our customer base. Our marketing efforts are conducted from our sales offices in Houston and target drilling contractors located worldwide. In addition, we have contracted for the construction of four rigs with two customers who do not operate the equipment but rather, intend to charter the rigs to drilling contractors.

 Vessels Segment

   Our Vessels segment customers are primarily offshore energy service companies, domestic and foreign governments, and commercial marine transportation companies, many of whom have been our customers for decades. Marketing efforts for our Vessels segment are coordinated at our headquarters in Gulfport, Mississippi.

 Engineered Products Segment

   Our Engineered Products segment customers include offshore drilling contractors, offshore marine construction contractors, oil companies and operators in the offshore oil production sector, other shipyards, cruise lines, shipping companies, on-land construction contractors, general merchant marine operators, the fishing industry, and the U.S. Government. Marketing efforts of this segment are conducted through offices in St. Paul, Minnesota with satellite offices in Houston, Texas; Slidell, Louisiana; Covington, Louisiana; and Gulfport, Mississippi and in concert with other of the Company's domestic marketing efforts. Our Engineered Products segment also has a marketing office at its BLM headquarters in Nantes, France and sales representatives in various locations in Europe, China and Asia.

 Significant Customers

   A large portion of our revenue has historically been generated by a few customers although not necessarily the same customers from year-to-year. For example, our largest customers (those which individually accounted for more than 10% of revenue in a particular year) collectively accounted for 66%, 62%, and 27% of revenue for 1998, 1999, and 2000, respectively. For 2000, we earned more than 10% of our revenue from China National Offshore Oil Corporation and Ocean Rig ASA. Because the level of new construction, conversion, retrofit or repair work that we may provide to any particular customer depends on the size of that customer's capital expenditure budget devoted to such projects in a particular year, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years.

Contract Structure and Pricing

   We generally perform conversion, retrofit and repair work pursuant to contracts that can provide for a portion of the work to be performed on a fixed-price basis and a portion of the work to be performed on a cost-plus basis. New construction projects typically involve a greater portion of the work performed on a fixed-price basis. In many cases, we commence work with respect to certain portions of a drilling rig or vessel conversion, retrofit or repair project on a cost-plus arrangement as soon as the drilling rig or vessel arrives in our shipyard, and, thereafter, the scope and pricing arrangements with respect to other aspects of the project are negotiated. In the interest of expediting the completion of a conversion, retrofit or repair project, a drilling rig or vessel may arrive in our shipyard before the design work for such project is finished or before all necessary budgetary approval for such project has been reviewed at the appropriate level of management of the customer. In these cases, the portion of the project which does not have complete design work will not be given firm pricing arrangements at the time the drilling rig or vessel arrives at our shipyard. In these cases, the cost-plus arrangement ultimately becomes a significant portion of the overall project. In addition, the scope of the services to be performed with respect to a particular drilling rig or vessel often increases as the project progresses due to additional retrofits or modifications requested by the customer or additional repair work necessary to meet the safety, environmental or construction standards established by the U.S. Coast Guard or other regulatory or vessel classification authorities.

   With respect to the fixed-price contracts or the fixed-price portions of a project, we receive the price fixed in the contract for such aspect of the project, subject to adjustment only for change orders placed by the customer or as required by regulatory bodies. In our Offshore segment, we may receive a significant number of change orders on our fixed-price projects as to which we and our customer negotiate a separate charge. With respect to fixed-price contracts, we generally retain the ability to capture cost savings and must absorb cost over-runs. Under cost-plus arrangements, we receive specified amounts in excess of our direct labor and materials cost and so are protected against cost overruns but does not benefit directly from cost savings. We generally price materials at a mark-up under our contracts. In recent years, we have realized a majority of our revenue under fixed-price contracts, although historically the percentages of revenue we have derived from fixed-price contracts and cost-plus contracts have fluctuated significantly from project to project and from period to period based on the nature of the projects involved, the type of pricing arrangements preferred by our customers, the timing of the commencement of work on a project in relation to the timing of the completion of the negotiation and contracting process, and other factors.

   New construction of vessels, cranes, mooring systems, and marine deck equipment are generally sold pursuant to fixed-price contracts.

Competition

   We believe our reputation for quality and reliability, our long-standing relationships with most of the large drilling contractors, energy service companies, domestic and foreign governments and other commercial enterprises, our experienced management team, our existing skilled labor force and our extensive fabrication experience with drilling rigs and vessels are our key advantages in competing for projects.

   Our Offshore segment competes in a local market against other companies based on the Gulf Coast for repair projects for drilling rigs that operate in the Gulf of Mexico. The market for smaller retrofit and conversion projects is also primarily local, but the market for larger retrofit and conversion projects includes international competitors. We believe we compete favorably against companies located in Europe or the Far East for retrofit and conversion projects relating to drilling rigs operating in the Gulf of Mexico and, to a lesser extent, rigs operating offshore West Africa and South America due to, among other things, high European labor costs and our favorable geographical location. We believe that the addition of the Marystown facilities enables us to compete favorably for retrofit and conversion projects relating to drilling rigs operating in the North Sea and offshore Canada.

   In our Vessels segment, the number and identity of competitors on particular projects varies greatly, depending upon the type of vessel and the size of the project. There are several domestic shipyards that compete with us for domestic shipbuilding contracts depending upon the nature of the project. Most of our domestic competitors are significantly smaller than us. In pursuing international contracts, we also compete with many foreign shipyards, some of which are subsidized by their governments.

   We compete in a global market in the design and manufacture of deck equipment, although several competitors are domestically based. Our Engineered Products segment competes with several domestic and foreign manufacturers in the market for offshore marine cranes and shipyard gantry cranes, mooring systems, jacking systems and pipe/cable lay equipment.

   We believe certain barriers exist that prevent new companies from competing with us for new rig and vessel construction, conversion, retrofit and repair activities including the investment required to establish an adequate facility, the difficulty of locating a facility adjacent to an adequate waterway due to environmental and wetland regulations, and the limited availability of experienced supervisory and management personnel. Although new companies can enter the market for repair projects and small retrofit and conversion projects more easily, management believes these factors will likely limit the increase in domestic competition for larger projects, especially major conversions and retrofits and new rig constructions.

Backlog

   As of December 31, 2000, our backlog by segment was: Offshore, $100.1 million; Vessels, $172.8 million; and, Engineered Products, $69.8 million, for a total backlog of $342.7 million at December 31, 2000, approximately 96% is expected to be performed within the 12 months ending December 31, 2001. At February 28, 2001, the most recent date for which such information is available prior to this report, our total backlog was approximately $340.1 million, $63.7 million of which is attributable to the Petrodrill construction contracts.

   Our backlog is based on management's estimate of future revenue attributable to (i) the remaining amounts to be invoiced with respect to those projects, or portions of projects, as to which a customer has authorized us to begin work or purchase materials and (ii) projects, or portions of projects, that have been awarded to us as to which we have not commenced work. Management's estimates are often based on incomplete engineering and design specifications and as engineering and design plans are finalized or changes to existing plans are made, management revises the estimate of total revenue through negotiated fixed price or cost-plus changes. In addition, many projects currently included in our backlog are subject to termination at the option of the customer, although the customer in that case is generally required to pay us for work performed and materials purchased.

Materials

   The principal materials used in our business are steel shapes, steel plate, pipe, welding wire and gases, fuel oil, gasoline and paint. Other materials used in large quantities include aluminum, electrical cable and fittings. Similar materials are used in the manufacture of cranes, moorings, and marine deck equipment. In addition, electric motor components, steel forgings and castings are used. We believe that such materials are available in adequate supply from many sources. In certain cases, however, the specifications of a particular project may require materials which may be available from a limited number or a single supplier or source. We have not engaged, and do not presently intend to engage in hedging transactions with respect to our purchase requirements for materials.

Safety and Quality Assurance

   Management is concerned with the safety and health of our employees and maintains a stringent safety assurance program to reduce the possibility of accidents. Our safety department establishes guidelines to ensure compliance with all applicable foreign, federal and state safety regulations. We provide training and safety education through orientations for new employees and subcontractors, weekly crew safety meetings and first aid and CPR training. We also employ emergency medical technicians and/or registered nurses as in-house medics. We have a comprehensive drug program and conduct periodic employee health screenings. A safety committee, whose members consist of management representatives and field supervisors, meets monthly to discuss safety concerns and suggestions that could prevent future accidents. From time to time we contract with third party safety consultants to provide training. Similar practices are in place at our foreign facilities. We believe that our safety program and commitment to quality are vital to attracting and retaining customers and employees.

   Many of our facilities construct according to the standards of certain regulatory and quality organizations including: the American Bureau of Shipping, Lloyd's Register of Shipping, Bureau Veritas, Det Norske Veritas, American Petroleum Institute, the American Welding Society, the American Society of Mechanical Engineers and specific customer specifications. Our international operations fabricate according to certain of the above standards and their own national standards. All of our welding and fabrication procedures are performed in accordance with the latest technology and industry requirements. Our Engineered Products businesses are quality certified ISO9001 by Det Norske Veritas. We also maintain training programs at each of our facilities to train skilled personnel and to maintain high quality standards. Management believes that these programs enhance the quality of its products.

Government and Environmental Regulation

   Overview. Many aspects of our operations and properties are materially affected by foreign, federal, state and local regulation, as well as certain international conventions and private industry organizations. These regulations govern worker health and safety and the manning, construction and operation of vessels. For example, we are subject to the jurisdiction of the U.S. Coast Guard, the National Transportation Safety Board, the U.S. Customs Service and the Maritime Administration of the U.S. Department of Transportation, as well as private industry organizations such as the American Bureau of Shipping. These organizations establish safety criteria and are authorized to investigate vessel accidents and recommend improved safety standards. In addition, the exploration and development of oil and gas properties located on the outer continental shelf of the United States is regulated primarily by the Minerals Management Service ("MMS"). The MMS has promulgated federal regulations under the Outer Continental Shelf Lands Act requiring the construction of offshore platforms located on the outer continental shelf to meet stringent engineering and construction specifications. Violations of these regulations and related laws can result in substantial civil and criminal penalties as well as injunctions curtailing operations. We believe that our operations are in compliance with these and all other regulations affecting the fabrication of platforms for delivery to the outer continental shelf of the United States.

   In addition, we depend on the demand for our services from the oil and gas industry and, therefore, are affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry. For example, the U.S. Coast Guard regulates and enforces various aspects of marine offshore vessel operations, such as certification, routes, drydocking intervals, manning requirements, tonnage requirements and restrictions, hull and shafting requirements and vessel documentation. U.S. Coast Guard regulations require that all drilling and production vessels are drydocked for inspection at least once within a five-year period, and such inspections and resulting repair requirements have constituted a significant portion of our revenues in some prior years. While we are not aware of any proposals to reduce the frequency or scope of such inspections, any such reduction could adversely affect our results of operations. In addition, offshore construction and drilling in certain areas have been opposed by environmental groups and, in certain areas, has been restricted. To the extent laws are enacted or other governmental actions are taken that prohibit or restrict offshore construction and drilling or impose environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore construction industry in particular, our business and prospects could be adversely affected. We cannot determine to what extent our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

   Environmental. Our operations and properties are subject to a wide variety of increasingly complex and stringent foreign, federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. These laws may provide for "strict liability" for damages to natural resources and threats to public health and safety, rendering a party liable for the environmental damage without regard to negligence or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose us to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed.

   The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, and similar laws provide for responses to and liability for releases of hazardous substances into the environment. Additionally, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act, the Emergency Planning and Community Right to Know Act, each as amended, and similar foreign, state or local counterparts to these federal laws, regulate air emissions, water discharges, hazardous substances and wastes, and require public disclosure related to the use of various hazardous substances. For example, our paint operations must comply with a number of environmental regulations. All blasting and painting is done in accordance with the requirements of our air discharge permit and disposal of paint waste is made in accordance with the federal Resource Conservation and Recovery Act ("RCRA"). In the event of lead based paint, the disposal is handled in a manner that based on local state and federal regulations. Company policy requires that existing coating be sampled and tested prior to blasting operations to eliminate the possibility of lead contamination and to assure that lead based paint is appropriately treated. We have been classified as a "large quantity hazardous waste generator" and are registered with the State of Mississippi Department of Environmental Quality, Texas National Resource Conservation Commission, Louisiana Department of Environmental Quality, as such. Compliance with these and other environmental laws and regulations may require the acquisition of permits or other authorizations for certain activities and compliance with various standards or procedural requirements. We believe our facilities are in substantial compliance with current regulatory standards.

   The RCRA and similar state laws regulate the generation, treatment, storage, disposal, and other handling of solid wastes, with the most stringent regulations applying to solid wastes that are considered hazardous wastes. RCRA also may impose stringent requirements on the closure, and the post-closure care, of facilities where hazardous waste was treated, disposed of or stored. We generate solid waste, including hazardous and non-hazardous waste, in connection with its routine operations. Management believes that our wastes are handled properly under RCRA.

   Amendments to the federal Clean Air Act in 1990 resulted in numerous changes which the Environmental Protection Agency and similar state agencies fully implemented by regulations. We do not expect these Clean Air Act amendments to result in material expenses at our properties, but the amount of increased expenses, if any, resulting from such amendments is not presently determinable.

   In connection with our purchase of the Marystown Facilities, the Newfoundland provincial government agreed to carry out and pay for a complete environmental assessment and remediation program. The Phase I investigation identified several issues surrounding possible subsurface contamination on site at one of the Marystown Facilities. As a result of Phase I findings, remediation work was completed in 2000. Remediation efforts included the removal of underground oil storage tanks, removal and proper disposal of contaminated soils and re-installation of new oil storage tanks at the shipyard facility. The Phase II investigation has been completed and additional environmental issues have been identified. Additional remediation efforts will be required for asbestos and lead paint abatement. The start date of remediation work is anticipated to begin during the second quarter of 2001. The Newfoundland Provincial Government will bear the cost of remediation procedures associated with the Marystown Facilities as agreed upon at the time the facility was purchased. In addition, the Newfoundland Provincial Government will indemnify us against any environmental liabilities associated therewith.

   Our fabrication site in Carquefou, France was named a "classified installation" under French environmental law. Under French law, the operator of a "classified installation" has various obligations with respect to the site, including compliance with certain operating activities and clean-up obligations upon cessation of the classified activity. In addition, the French authorities may assess fines in the event of non-performance by the operator. As a "classified installation", the site operates under an Arrete Prefectoral, or administrative authorization, issued by regional environmental authorities. An administrative authorization with respect to the Carquefou site was granted in July 1984 and renewed in January 1991. The administrative authorization requires, among other things, that we follow any instructions that authorities may impose in the interest of public health and agriculture and gives them the right to conduct tests on air and waste quality at the site at any time. We do not believe that "classified installation" status of the Carquefou site or the requirements of the administrative authorization will have a material effect on our operations.

   Our compliance with environmental laws and regulations has entailed certain additional expenses and changes in operating procedures. We believe that compliance with these laws and regulations will not have a material adverse effect on our business or financial condition for the foreseeable future. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures on our part, which expenditures may be material.

   Health and Safety Matters. Our facilities and operations are governed by laws and regulations, including the federal Occupational Safety and Health Act, relating to worker health and workplace safety. We believe appropriate precautions are taken to protect employees and others from workplace injuries and harmful exposure to materials handled and managed at our facilities. While it is not anticipated that we will be required in the near future to expend material amounts by reason of such health and safety laws and regulations, we are unable to predict the ultimate cost of compliance with these changing regulations.

   Jones Act. The Jones Act requires that all vessels transporting products between U.S. ports must be constructed in U.S. shipyards, owned and crewed by U.S. citizens and registered under U.S. law, thereby eliminating competition from foreign shipbuilders with respect to vessels to be constructed for the U.S. coastwise trade. Many customers elect to have vessels constructed at U.S. shipyards, even if such vessels are intended for international use, in order to maintain flexibility to use such vessels in the U.S. coastwise trade in the future. In 1996 a legislative bill seeking to substantially modify the provisions of the Jones Act mandating the use of ships constructed in the United States for U.S. coastwise trade was introduced in Congress; however, it did not pass. Similar bills seeking to rescind or substantially modify the Jones Act and eliminate or adversely affect the competitive advantages it affords to U.S. shipbuilders have been introduced in Congress from time to time and are expected to be introduced in the future. Any recission or material modification of the Jones Act could adversely affect our future prospects because many foreign shipyards with which we compete are heavily subsidized by their governments.

   OPA '90. Demand for double-hull tankers and tank barges has been created by the Oil Pollution Act of 1990 ("OPA '90"), which generally requires U.S. and foreign vessels carrying oil and certain other hazardous cargoes and entering U.S. ports to have double hulls by 2015. OPA '90 established a phase-out schedule that began January 1, 1995 for all existing single hull vessels based on the vessel's age and gross tonnage. We estimate that there are still 20 crude carriers, 46 product carriers and 71 tank barges that must be replaced, 9, 15, and 47 of which, respectively, must be replaced by January 1, 2005. Because of the requirements of the Jones Act, any replacement vessels must be built in U.S. shipyards.

   Title XI Loan Guarantee Amendments and OECD Accord. In late 1993, Congress amended the loan guarantee program under Title XI of the Merchant Marine Act of 1936 ("MARAD"), to permit MARAD to guarantee loan obligations of foreign vessel owners who construct new vessels in the United States. As a result of these amendments, MARAD was authorized to guarantee loan obligations of foreign owners for foreign-flagged vessels that are built in U.S. shipyards on terms generally more advantageous than available under guarantee or subsidy programs of foreign countries. Under the OECD Accord, which was negotiated in December 1994, among the United States, the European Union, Finland, Japan, Korea, Norway and Sweden (which collectively control over 75% of the market share for worldwide vessel construction), the Title XI guarantee program will be required to be amended, once the OECD Accord is ratified by the United States, to eliminate the competitive advantages provided by the 1993 amendments to Title XI. In December 1995, a subcommittee of the Ways and Means Committee of the U.S. House of Representatives passed a bill providing for the implementation of the OECD Accord and elimination of the competitive advantages provided by the 1993 amendments to Title XI. To date, such bill has not been approved by either the U.S. House of Representatives or the U.S. Senate. If the OECD Accord is ratified by the U.S. (the only remaining party to the OECD Accord that has not yet ratified the OECD Accord), the OECD Accord would virtually eliminate all direct and indirect governmental shipbuilding subsidies by the party nations. Management does not expect that the U.S. will ratify the OECD Accord and that Title XI will continue, but there can be no assurance of this.

Insurance

   We maintain a property and casualty insurance program protecting us against damage caused by fire, flood, explosion and similar catastrophic events. We also maintain commercial general liability insurance including coverage for products and completed operations. We have in place both builder's risk and ship repairer's construction risk programs. We maintain a workers' compensation and employers' liability insurance program with respect to our operations that satisfies the Federal and State Workers' Compensation Acts and includes the U.S. Longshore and Harbor Workers Act and maritime and outer continental shelf endorsements. We currently maintain limits we deem are proper and necessary in the course of our business. Although management believes that our insurance is adequate with respect to all of our domestic and international operations there can be no assurance that we will be able to maintain adequate insurance at rates which management considers commercially reasonable, nor can there be any assurance such coverage will be adequate to cover all claims that may arise.

   In the past we have arranged to provide performance bonds or other performance related security when required under the terms of the contracts. However, there can be no assurance that we will be able to provide such bonds or other security in the form or amounts that will be acceptable to customers. Inability to provide such bonds or alternative forms of security could have a material effect on our ability to obtain new construction contracts.

   Prior to March 1, 2000, our wholly-owned subsidiary, Offshore Marine Indemnity Company ("OMIC") acted as a fronted re-insurance captive company for our worker's compensation program. Our worker's compensation program provides for both specific and aggregate insurance products which limit the exposure of OMIC. OMIC is not involved in any other business or any other lines of coverage.

Employees

   Our workforce varies based on the level of ongoing fabrication activity at any particular time. As of December 31, 2000, we had approximately 5,634 employees, including 5,174 in the United States, 84 in Canada, 361 in France and 15 in Scotland. Total workforce included contract labor of approximately 800 employees at December 31, 2000.

   None of the our United States employees is employed pursuant to a collective bargaining agreement. We entered into a five-year collective bargaining agreement with three Canadian unions in connection with the acquisition of the Marystown Facilities. We are currently subject to two collective bargaining agreements with respect to our French employees. We are a member of two employers' federations which are party to the respective collective bargaining agreements. The collective bargaining agreements have no expiration date and, under French law, remain in force unless canceled or modified. We believe that our relationship with our employees is good.

                                 RISK FACTORS

Our Present Financial Condition Could Significantly Limit Our Ability to Obtain New Customers and Make Timely Deliveries to Existing Customers

   As a result of losses sustained on the Ocean Rig and Petrodrill projects, we have incurred substantial losses during 2000 resulting in the violation of our credit agreements and a substantial working capital deficit. As a result, if we do not raise additional capital or find additional lending sources, there is substantial uncertainty regarding our ability to meet our obligations in the ordinary course of business. Our present financial condition could significantly limit our ability to attract new customers and deliver products and services under existing or new contracts. Failure to obtain additional working capital could materially affect our operating results.

   See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a more detailed discussion of our liquidity.

Our Lenders Have Notified Us That We Are in Default Under Our Credit Facility and We Recently Failed to Make An Interest Payment Due on Our Outstanding Convertible Notes.

   As of December 31, 2000 we were in violation of certain financial covenants in our credit facility. We are currently in negotiations with the lenders; however, if outstanding issues are not resolved, balances outstanding under this agreement would become payable upon demand. As of March 22, 2001, we had $87.0 million outstanding under our credit facility, including $32.9 million in letters of credit. We continue to negotiate with our creditors to extend our loan repayment terms and to secure additional available funds under the credit facility. As of the date of this report, an agreement has not been reached.

   We elected not to pay the $4.2 million interest payment due on March 15, 2001 on our $185.0 million outstanding principal amount of 4 1/2% convertible notes. Our present intention is to make this interest payment within the 30-day grace period provided for under the indenture relating to the convertible notes; however, our ability to do so is dependent upon reaching an appropriate agreement with our lenders under our credit facility. If payment is not made within the grace period, the entire balance of the convertible notes would become immediately callable.

   If we are unable to successfully negotiate an extension of our credit facility and make the interest payments due under our 4 1/2% convertible notes, our financial condition will be materially adversely affected and we may be forced to seek protection under applicable bankruptcy rules.

If the Surety Company for the Petrodrill Project Chooses Not to Continue to Advance Us Funds, We May Be Unable to Complete The Project. This Could Have A Material Adverse Effect on Our Financial Condition and Results of Operations.

   On February 28, 2001, we announced an agreement in principle with the surety company which wrote the performance bonds on the Petrodrill project, pursuant to which the surety company has agreed to provide certain funding for the completion of construction of the two rigs. The agreement provides that the surety company will contract with our subsidiary, FGOT, for it to complete the project on a "time and materials" basis, including payment of all direct labor and fringe benefit costs, materials, subcontractor and other costs and an allocation for overhead and general and administrative expenses. The terms of the final agreement have not been negotiated and inability to reach an agreement could result in the surety ceasing to provide funding. The objective of the agreement with the surety company is to provide us with sufficient funds to be able to complete the projects with a minimal amount of future delay and additional cost. The agreement with the surety company does not, however, transfer the risks associated with the additional cost overruns or delays from us as we will be ultimately liable to the surety company for all amounts advanced.

   If the surety company chooses not to make these advances, and we are unable to secure alternative sources of financing, we may be unable to continue construction or otherwise perform our obligations under the Petrodrill contracts. Further, if we are unable to negotiate repayment terms which are acceptable to both the surety company and the Company, the surety company may, within the authority of the general indemnity agreement, demand immediate repayment of all amounts advanced. A determination by the surety company at any point not to continue to provide such advances or a decision by the surety company to seek immediate repayment of advances, could have a material adverse effect on our operating results and financial condition.

   Based on current estimates, we believe that we will incur a total of approximately $121.7 million in costs in excess of the amended contract price for the two rigs we are constructing for Petrodrill. A provision for these excess costs has been provided in our purchase accounting treatment of the merger with HMG. At December 31, 2000, the remaining balance of these excess costs to be funded through the completion of the project is approximately $61.3 million and is included in the reserve for losses on uncompleted contracts in our balance sheet. We expect the surety company to fund approximately $50.0 million of this remaining cost and such costs will be substantially expended in 2001. As of March 31, 2001, the surety company had advanced us approximately $6.1 million.

   See "Item 7"--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

There is a Risk of Continued Litigation Between Friede Goldman Halter and Ocean Rig ASA

   On March 9, 2001, we entered into a remuneration agreement with Ocean Rig to amend certain of the provisions of the completion contracts, previous settlement agreements and to ensure the successful and timely completion of the construction of two rigs. In accordance with the remuneration agreement, Ocean Rig was granted control over the rig construction projects and will pay us a contractually established rate for equipment, personnel and labor provided by us to cover the costs of completing the projects. Accordingly, we will not have financial responsibility for the completion of the rigs. As a further result of the agreement, Ocean Rig has withdrawn the arbitration and other legal proceedings. In the event that Ocean Rig ASA fails to make any of the payments on the Bingo projects under its agreement with us, we could incur significant legal fees which could have a material adverse impact on our cash flow and financial condition. We also agreed to issue 2.0 million warrants to Ocean Rig ASA to purchase our common stock at a strike price of $5.00 per share.

   See "Item 7"--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Our Debt Level Requires Significant Cash to Pay Interest.

   Our debt level requires us to use a substantial portion of operating cash flow to pay interest on debt instead of for other corporate purposes. The inability to meet such cash flow requirements could have a material adverse effect on our liquidity.

   See "Item 7"--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Our Business and Operations Depend Principally Upon Conditions Prevailing in The Offshore Drilling Industry; Changes in that Industry Could Materially Adversely Affect Friede Goldman Halter's Operating Results.

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

   Over the past several years, oil and natural gas prices and the level of offshore drilling activity have fluctuated substantially. A significant or prolonged reduction in oil and natural gas prices or the expectation that prices will be lower in the future would likely depress offshore drilling and development activity which would reduce demand for our services and could result in a material adverse effect on our operating results. Higher than normal day rates available to drilling contractors for existing equipment may delay decisions by contractors to bring their equipment into the shipyard for conversion, retrofit or repair projects. Our business, including the types of projects it undertakes, will also be affected by other factors affecting offshore drilling contractors, including factors such as:

  . The condition and drilling capabilities of the existing offshore drilling rigs operated by offshore drilling contractors; and

  . the relative costs of building a new offshore drilling rig with advanced capabilities versus the costs of retrofitting or converting an existing offshore drilling rig to provide similar capabilities.

   See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our Business Involves Significant Operating Risks; Our Insurance Protection Could Be Insufficient or Ineffective.

   Our activities involve the fabrication, refurbishment and repair of large steel structures, including drilling rigs, vessels, cranes and production units. These activities have inherent risks associated with them that could result in significant injury and loss of life, severe damage and destruction of property and suspension of operations. These risks include:

  . operating hazards, including the operation of cranes and other heavy machinery;

  . the structural failure of a drilling rig, crane, vessel or other equipment;

  . liabilities associated with a defect in design or a failure or malfunction of a product developed or manufactured by us;

  .   marine accidents, including collisions with other vessels and sinkings;
      and

  .   physical damage of our facilities caused by hurricanes or flooding.

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

   Although we maintain such insurance protection as we consider economically prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not fully insured could have a material adverse effect on us. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates that it considers economical. In addition, we may be unsuccessful in collecting amounts due under our reinsurance agreements related to our worker's compensation.

We Have Incurred and Could Incur Additional Financial Losses in Connection With Contracts Structured on a Fixed-price Basis or Contracts Containing Liquidated Damages Provisions.

   A significant portion of our existing contracts is on a fixed-price basis. We could be liable for the full amount of any cost overruns under these fixed-price contracts. We generally attempt to cover anticipated cost increases through an estimation of these increases in the original price of the contract. However, revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of many factors, including changes in job conditions and variations in labor and equipment productivity over the term of the contract. The results of operations and financial condition of Friede Goldman Halter could be materially adversely affected if significant contracts are under priced or revenue and gross profits on large projects are different from those originally estimated.

   The construction of offshore drilling rigs vessels and other equipment frequently involves complex design and engineering and equipment and supply delivery coordination throughout construction periods that may extend from seven months to two years. It is not unusual in such circumstances to encounter design, engineering, equipment delivery schedule changes and other factors that impact the builder's ability to complete construction of the project in accordance with the original contractual delivery schedule. Our construction contracts generally require the customer to compensate us for additional work as well as reassessed delivery dates or expenses incurred due to customer requested change orders or failure of the customer to provide us with design or engineering information or equipment, if specified in the contract for the customer to provide these items. Under these circumstances, we generally negotiate with the customer with respect to the amount of compensation to be paid to us following the time at which the change order was requested or the customer failed to provide us with items required by the contract to be provided by the customer to us. We are subject to the risk that we are unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred by us due to customer requested change orders or failure by the customer to timely provide items required to be provided by the customer. A failure to obtain adequate compensation for these matters could require us to record an adjustment to amounts of revenue and gross profit recognized under the percentage of completion accounting method.

   Many of our existing contracts, and contracts that we expect to execute in the future, contain or will contain provisions requiring the payment by us of liquidated damages if we fail to meet specified performance deadlines. We cannot assure you that we will not be required to make payments under these liquidated damages provisions or that the requirement to make such payments will not have a material adverse effect on our operating results. In certain circumstances, including the Petrodrill contract, delivery delay beyond a specified period could entitle the customer to terminate the contract and to elect various remedies, including return of the purchase price.

   Management is currently in negotiations with a customer for the waiver of liquidated damages and establishment of revised delivery dates and terms on one significant contract for the construction of a derrick barge and crane originally scheduled to be delivered March 31, 2001. There can be no assurance that we will be able to obtain such concessions from the customer or that such payments if triggered, would be waived.

Use of Percentage-of-Completion Accounting by Friede Goldman Halter Could Result in Material Charges Against Our Earnings.

   For accounting purposes, we earn most of our revenue on a percentage-of-completion basis based generally on the ratio of costs incurred to the estimated costs at completion. Accordingly, we review contract price and cost estimates periodically as the work progresses, and reflect adjustments to income proportionate to the percentage of completion in the period when such estimates are revised. To the extent that these adjustments result in a reduction or elimination of previously reported profits, we would have to recognize a charge against current earnings, which could be significant depending on the size of the project or the adjustment.

Our Business Depends on a Few Significant Customers

   We expect a significant portion of our revenues in any year will be derived from a few customers due to the relatively large size of many of the projects we have historically undertaken and to the relatively small number of potential customers for projects related to the offshore oil and gas industry. The loss of a significant customer could result in a substantial loss of Friede Goldman Halter's revenue and could have a material adverse effect on our company. (See "Business--Customers and Marketing")

Incorrect Estimates of Expected Revenue Resulting From Friede Goldman Halter's Backlog of Projects May Have a Material Adverse Effect on Our Company.

   Our backlog is based on management's estimate of future revenue to be earned under projects as to which a customer has authorized us to begin work or purchase materials; and projects that have been awarded to us as to which we have not commenced work. Some of the projects in our backlog are subject to change or termination by the customer, which could substantially reduce the amount of backlog currently reported and could have a material adverse effect on our revenue, net income and cash flows.

   In the case of a termination, the customer is required to pay us for work performed and materials purchased through the date of termination; however, due to the large dollar amounts of backlog estimated for each of a small number of projects, amounts included in our backlog could decrease substantially if one or more of these projects were to be terminated by one or more of our customers. In particular, three projects with an estimated contract value in excess of $119.3 million constitute approximately 35.0% of our backlog as of February 28, 2001. Approximately 40.1% of our backlog as of December 31, 2000 was attributable to three projects with two different customers. A termination of one or more of these large projects or the loss of a significant customer could have a material adverse effect on our revenue, net income and cash flow for 2001.

Friede Goldman Halter Could Be Materially Adversely Affected By Government Regulations

   Our business and operations are subject to and affected by various types of governmental regulation, including numerous federal, state and local environmental protection laws and regulations. Compliance with these laws is increasingly complex and expensive. We could be held strictly liable for damages to natural resources or threats to public health and safety, without regard to our negligence or fault. We could also be held liable for the conduct of or conditions caused by others or for our actions that were in compliance with all applicable laws at the time the acts were performed. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative and civil penalties and criminal prosecution.

   Since we will depend on the demand for our services from the oil and gas industry, changing taxes, price controls and other laws and regulations which affect the oil and gas industry in general could impact the operations of the combined company. The adoption of laws and regulations curtailing exploration and development drilling would adversely affect our operations by limiting demand for our services. We cannot determine to what extent our operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

Loss of Key Personnel May Have A Material Adverse Impact on Our Operations

   Our operations are dependent on the continued efforts of our executive officers. Although certain of our executive officers have entered into an employment agreement with Friede Goldman Halter, we cannot assure you that any individual will continue in such capacity for any particular period of time. The loss of key personnel, or the inability to hire and retain qualified employees, could have an adverse effect on our business, financial condition and results of operations. Friede Goldman Halter does not carry key-person life insurance on any of its employees.

Competition and Excess Capacity Could Put Downward Pressure on Our Pricing and Profit Margins.

   The shipbuilding and offshore rig construction and conversion industries are highly competitive. For the past decade, the U.S. shipbuilding industry has been characterized by substantial excess capacity because of the significant decline in U.S. Navy shipbuilding spending, the difficulties experienced by U.S. shipbuilders in competing successfully for international commercial projects against foreign shipyards, many of which are heavily subsidized by their governments, and the decline in the construction of vessels utilized in the offshore energy industry. As a result of these factors, competition by U.S. shipbuilders for domestic commercial projects has increased significantly and has resulted in downward pressure on pricing and profit margins and may continue to do so in the future. Recently, there has been an increase in demand for vessel construction, conversion and repair services, and this increased demand has resulted in the redeployment of previously idle shipyard capacity or other shipyards shifting their focus to the types of products and services we currently provide. In addition, due to the increased demand for fabrication services involving the offshore oil and gas industry, it is possible that land or facilities with water access to the Gulf of Mexico not previously used in the fabrication business could be converted to use for this purpose. Any of these events could increase the amount of competition experienced by Friede Goldman Halter, which could have a material adverse effect on our revenue and profit.

   We face competitive pressures at every level of the offshore rig construction, conversion, retrofitting and repair markets. We compete in a global market for new rig construction projects against domestic, European and Asian new rig construction firms. This market is highly competitive because, among other things, some of our foreign competitors receive substantial subsidies from their governments and are able to take advantage of lower labor costs. Similarly, for larger rig conversion and retrofit projects, we face intense competition from both domestic and foreign firms. For smaller rig conversion, retrofit and repair projects, we compete against numerous companies based principally on the Gulf Coast. In addition, shipyards and other companies not previously engaged in the business can enter the market for these smaller conversion, retrofitting and repair projects quickly and at relatively low cost.

Friede Goldman Halter has in Place a Stockholder Rights Plan and Our Chairman Beneficially Owns Approximately 20.5% of the Outstanding Common Stock of the Company; this Could Discourage Other Companies from Attempting to Acquire Us.

   We adopted a stockholder rights plan in December 1998 and shortly thereafter distributed rights to each of its stockholders. While we believe the rights plan is designed to strengthen its ability to negotiate with potential acquirors and to protect stockholders from coercive or abusive takeover tactics, the overall effect of the rights plan may be to delay, defer or prevent a change in control or the removal of existing management.

   As of March 15, 2001 Our Chairman of the board of directors, J. L. Holloway, beneficially owns approximately 20.5% of the outstanding shares of Common Stock of Friede Goldman Halter. Mr. Holloway has entered into a stockholder's agreement which restricts his ability to dispose of these shares. The size of Mr. Holloway's holdings and the restrictions contained in the stockholder's agreement could also delay, defer or prevent a change in control or the removal of existing management.

Business and Geographic Segments

   Financial information about our business and geographic segments may be found in Item 14-- Note 19 of the Notes to Consolidated Financial Statements.

ITEM 2. Properties

 Corporate Headquarters

   Our corporate headquarters is located in Gulfport, Mississippi at the same site as our Gulfport shipyard in two buildings that, together, occupy approximately 54,600 square feet of office space.

 Offshore Segment

   Our Offshore segment is headquartered in Pascagoula, Mississippi. The Offshore segment operates eleven shipyards where it performs the conversion, retrofit, repair and modification of existing offshore drilling rigs and the construction of new offshore drilling rigs.

   The principal shipyards dedicated to new construction within the Offshore segment are summarized in the following table.

                                                      Covered
                                                    Fabrication
Offshore -- New Construction                           Area      Own
                                                      (Square    or   Expiration
Property Name and Location                           Footage)   Lease    Date
- ----------------------------                        ----------- ----- ----------
FGO East
 Pascagoula, Mississippi(2)........................   400,000   Lease    2017(1)
TDI-Halter Orange Facility
 Orange, Texas.....................................   600,000     Own      --

- --------
(1) We lease FGO East Yard from Jackson County, Mississippi pursuant to a long-term lease which expires in June 2017 with three additional extensions of ten years each.
(2) The North End Yard is used jointly by the Offshore and Vessels segments for new construction activities.

   The principal shipyards dedicated to conversion and repair within the Offshore segment are summarized in the table below.

                                                Drydock Features
                                ----------------------------------------------------------
                                                      Maximum  Maximum
Offshore-Conversion and Repair                        Lifting  Vessel   Own
                                              Number  Capacity  Width   or      Expiration
Property Name and Location      Acres        Drydocks  (Tons)  (Feet)  Lease       Date
- ------------------------------  ------       -------- -------- ------- -----    ----------
FGO West
 Pascagoula, Mississippi(1)...  13,000 sq ft    --         --     --   Lease       2005
FGOT-Halter North Yard
 Port Arthur, Texas(2)........      17          --         --     --   Own           --
FGOT-Halter Dock Yard
 Port Arthur, Texas--Ship Mode
 .............................     100           1     64,000    122
         --Rig Mode...........     100           1     64,000    363   Lease       2009
FGOT-Halter Central Yard
 Sabine Pass, Texas(2)........      32          --         --     --   Own           --
FGOT-Halter Sabine Yard
 Sabine Pass, Texas(2)........      34          --         --     --   Own           --
FGOT-Halter South Yard
 Sabine Pass, Texas(2)........      21          --         --     --   Own           --
Marystown Facilities
 Marystown, Newfoundland,
 Canada (3 properties)........  60,000                  3,000                        --
                                meters           1     tonnes     64     Own(2)

- --------

(1) We lease this facility from the Jackson County Port Authority pursuant to a long-term lease which expires in May 2005 with two additional ten-year options for renewal.

(2) Facility is temporarily closed until demand warrants reopening.

(3) We own the Marystown Facilities in fee simple. We also assumed five water lot leases with the Canadian government which run through 2015 covering the water area next to each of the Marystown Facilities.

 Vessels Segment

   Our Vessels segment is headquartered within the corporate headquarters in Gulfport, Mississippi. Our engineering headquarters for the Vessels segment is located one-half mile from the corporate headquarters and contains approximately 33,600 square feet of office space, including a separate secure space for classified work. Our Vessels segment operates six shipyards principally dedicated to the new construction of marine vessels, although several of these facilities also can perform work for our Offshore and Engineered Products segments.

   The principal shipyards dedicated to new construction within our Vessels segment are summarized in the table below.

                                                                 Covered
                                                               Fabrication
Vessels -- New Construction                                       Area      Own
                                                                 (Square    or
Property Name and Location                                      Footage)   Lease
- ---------------------------                                    ----------- -----
Halter Pascagoula Shipyard
 Pascagoula, Mississippi......................................   220,000    Own
Halter Moss Point Shipyard
 Moss Point, Mississippi......................................   121,665    Own
Lockport Shipyard
 Lockport, Louisiana..........................................    97,000    Own
Moss Point Marine Shipyard
 Escatawpa, Mississippi.......................................    75,000    Own
Gulfport Shipyards (2 facilities)
 Gulfport, Mississippi........................................   554,500    Own
Port Bienville Shipyard
 Pearlington, Mississippi.....................................    15,000    Own

 Engineered Products Segment

   Our Engineered Products segment headquarters is located in St. Paul, Minnesota in three buildings that, together, occupy 60,000 square feet. This segment also operates small satellite sales offices in Houston, Texas; Slidell, Louisiana; Covington, Louisiana; and Gulfport, Mississippi. The segment also leases a facility for its Norson Engineering operation in Glasgow, Scotland. Through the BLM Companies, we also lease office space in Carquefou, France; Pusan, South Korea; Shanghai, China and St. Petersburg, Russia.

   Our Engineered Products segment utilizes four plants to manufacture its products. These manufacturing plants are summarized in the table below.

                                                                 Covered
                                                               Fabrication
                                                                  Area      Own
                                                                 (Square    or
Property Name and Location                                      Footage)   Lease
- --------------------------                                     ----------- -----
Gulf Coast Manufacturing Division
 (2 locations)
 Slidell, Louisiana...........................................   155,000    Own
Covington Manufacturing Division
 Covington, Louisiana.........................................    46,000    Own
BLM Properties (2 properties)
 Carquefou and Lanveoc, France................................   100,000    Own
                                                                  meters

 Other Properties.

   We also lease office space in Jackson, Mississippi, New Orleans, Louisiana and Houston, Texas.

ITEM 3. Legal Proceedings

   We are involved in various claims and legal actions arising in the ordinary course of business. We have also been involved in ongoing disputes with Petrodrill and Ocean Rig regarding those construction projects, although all legal action relating to those disputes has been stayed under current agreements as of the date this report was filed. If either party violates the terms of these agreements, these legal actions may be reinstated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of these matters. See Item 14--Notes 15 and 16 to the Consolidated Financial Statements for more information on legal and contractual matters in which we are involved.

ITEM 4. Submission of Matters to a Vote of Security Holders

   None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   Our Executive Officers are elected annually to serve for the ensuing year or until their successors have been elected. The following table sets forth certain information with respect to the executive officers:

             Name           Age                       Position
             ----           ---                       --------
   John F. Alford..........  41 President and Chief Executive Officer
   Robert L. Champagne.....  50 Executive Vice President and Chief Financial Officer
   Anil Raj................  50 Executive Vice President and Chief Operating Officer
   Ronald W. Schnoor.......  47 Group President, Friede Goldman Offshore
   Richard T. McCreary.....  46 Group President, Halter Marine
   Richard J. Juelich......  50 Group President, Engineered Products Group

   Set forth below are descriptions of the backgrounds of the executive officers and directors of the Company and their principal occupations for the past five years:

   John F. Alford has served as President and Chief Executive Officer since August 7, 2000. Prior to this he served as President and Chief Operating Officer since March 23, 2000. He served as Executive Vice President of the Company from December 1997 to March 2000. He served as Senior Vice President and Chief Financial Officer of the Company from May 1997 to December 1997. Mr. Alford joined FGO in 1996. Mr. Alford began his career in banking and previously served as a member of the Board of Directors and as Chief Operating Officer of Baton Rouge Bank and Trust Company, and a related financial firm, for more than the past five years.

   Robert L. Champagne has served as Executive Vice President and Chief Financial Officer since November 13, 2000. Prior to joining the company, Mr. Champagne was a partner at the firm of KPMG since 1982. Mr. Champagne is a graduate of Louisiana State University and a certified public accountant.

   Anil Raj has served as Executive Vice President and Chief Operating Officer since his recent appointment on March 29, 2001. Mr. Raj was previously our Senior Vice President, Government Projects. He joined Halter Marine in 1987 as Director of Engineering, and had previously been employed by Brown & Root, Inc. and by Gulf Fleet Marine Corporation. He holds a BSE degree in naval architecture and marine engineering from the University of Michigan.

   Ronald W. Schnoor has served as Group President of Friede Goldman Offshore since November 1998. He served as President of FGO from April 1997 and as the Vice President, Manager of Operations of since 1992. Mr. Schnoor joined FGO in 1984 and previously served as both Senior Project Engineer and as a Project Manager.

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

                                    PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   Our Common Stock is listed for trading on the New York Stock Exchange under the symbol "FGH." The following table sets forth the high and low sales price per share of the Common Stock, as reported on the New York Stock Exchange composite tape from January 1, 1999 through December 31, 2000, for the periods indicated:

                                                                        2000
                                                                    ------------
      Quarter                                                        High   Low
      -------                                                       ------ -----
      First........................................................ $ 8.13 $4.88
      Second.......................................................   9.31  5.31
      Third........................................................   9.00  5.13
      Fourth.......................................................   7.38  3.56

                                                                        1999
                                                                    ------------
      Quarter                                                        High   Low
      -------                                                       ------ -----
      First........................................................ $17.44 $9.94
      Second.......................................................  19.19 12.63
      Third........................................................  14.00 10.13
      Fourth.......................................................  10.75  6.50

   We do not anticipate paying cash dividends for the foreseeable future. We expect to retain all available earnings generated by our operations for the development and growth of our business. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors and will depend on our operating results, financial condition, capital requirements, general business condition and other factors as the Board of Directors deems relevant.

ITEM 6. Selected Financial Data

   The following table sets forth selected historical financial data as of the dates and for the periods indicated. The historical financial data set forth below are derived from the audited consolidated financial statements of Friede Goldman Halter, Inc. ("FGH") and its predecessor companies, F&G Ltd. and HAM Marine (collectively, the "Predecessors"). The consolidated financial statements include the accounts of FGH and its wholly-owned subsidiaries, including, among others, Friede Goldman Offshore, Inc. ("FGO"), Friede & Goldman, Ltd. ("FGL"), Friede Goldman Newfoundland Limited ("FGN"), Friede Goldman France S.A.S. ("FGF"), and Halter Marine Group, Inc. ("Halter"). These consolidated statements include the accounts of FGN for all periods subsequent to January 1, 1998, FGF for all periods subsequent to February 5, 1998, Halter for all periods subsequent to November 3, 1999 and all other subsidiaries for all periods presented. All significant intercompany accounts and transactions have been eliminated. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and the related notes thereto.

                                         Years Ended December 31,
                               ------------------------------------------------
                                 2000       1999      1998      1997     1996
                               ---------  --------  --------  --------  -------
                                  (in thousands, except per share data)
Statement of operations data:
Contract revenue earned......  $ 705,090  $479,698  $382,913  $113,172  $21,759
Cost of revenue earned.......    730,672   474,391   293,712    75,236   15,769
                               ---------  --------  --------  --------  -------
 Gross profit (loss).........    (25,582)    5,307    89,201    37,936    5,990
Selling, general and
 administrative expenses.....     56,609    42,475    32,365    11,963    6,673
Goodwill amortization........      7,853     1,576       334       134       --
                               ---------  --------  --------  --------  -------
 Operating income (loss).....    (90,044)  (38,744)   56,502    25,839     (683)
Other income (expense):
Interest expense, net........    (32,980)   (9,172)     (201)      673     (448)
Gain (loss) on asset sales...         --        (8)     (374)    3,922      349
Other........................       (536)      (43)       38       776    3,570
                               ---------  --------  --------  --------  -------
 Income (loss) before income
  taxes and extraordinary
  item.......................   (123,560)  (47,967)   55,965    31,210    2,788
Income tax expense
 (benefit)...................    (21,042)  (17,141)   20,679     7,941       --
                               ---------  --------  --------  --------  -------
 Income (loss) before
  extraordinary item.........   (102,518)  (30,826)   35,286    23,269    2,788
Extraordinary loss...........      3,853        --        --        --       --
                               ---------  --------  --------  --------  -------
    Net income (loss)........  $(106,371) $(30,826) $ 35,286  $ 23,269  $ 2,788
                               =========  ========  ========  ========  =======
Net income (loss) per share,
 basic:
 Net income (loss) before
  extraordinary item.........  $   (2.30) $  (1.18) $   1.46  $   1.10  $  0.15
 Extraordinary loss..........       (.09)       --        --        --       --
                               ---------  --------  --------  --------  -------
    Net income (loss)........  $   (2.39) $  (1.18) $   1.46  $   1.10  $  0.15
                               =========  ========  ========  ========  =======
Net income (loss) per share,
 diluted:
 Net income (loss) before
  extraordinary item.........  $   (2.30) $  (1.18) $   1.43  $   1.09  $  0.15
 Extraordinary loss..........       (.09)       --        --        --       --
                               ---------  --------  --------  --------  -------
    Net income (loss)........  $   (2.39) $  (1.18) $   1.43  $   1.09  $  0.15
                               =========  ========  ========  ========  =======
Pro forma net income:
Net income as reported
 above.......................                                 $ 23,269  $ 2,788
Pro forma income taxes (1)...                                   (3,980)  (1,032)
                                                              --------  -------
    Pro forma net income.....                                 $ 19,289  $ 1,756
                                                              ========  =======
Pro forma net income per
 share:
 Basic.......................                                 $   0.92  $  0.10
 Diluted.....................                                     0.91     0.10
Weighted average shares
 outstanding
 Basic.......................     44,562    26,148    24,211    21,065   18,400
 Diluted.....................     44,562    26,148    24,599    21,297   18,400

                                     Years Ended December 31,
                          ---------------------------------------------------
                             2000        1999       1998      1997     1996
                          ----------  ----------  --------  --------  -------
                               (in thousands, except per share data)
Statement of Cash Flows
 Data:
Cash provided by (used
 in) operating
 activities.............. $  (53,767) $  (61,061) $ 21,088  $ 52,122  $ 4,875
Cash provided by (used)
 in investing
 activities..............     95,813      (4,747)  (77,299)  (26,541)  (3,866)
Cash provided by (used
 in) financing
 activities..............    (31,739)     39,558    41,156    29,947     (706)

Other Financial Data:
Depreciation and
 amortization............ $   39,578  $   13,217  $  5,875  $  1,608  $   696
Capital expenditures.....      5,578       7,502    60,738    26,595    2,357
EBITDA (2)...............    (62,085)    (25,439)   62,155    28,464    1,092

Balance Sheet Data:
Working capital
 (deficit)............... $(140,423)  $   83,819  $  5,859  $ 45,522  $ 1,104
Net property, plant and
 equipment...............    261,337     334,642   139,078    11,817    5,546
Total assets.............    822,014   1,010,491   314,560   142,555   27,582
Long-term debt, less
 current portion and
 amounts in default......    147,397     299,075    45,863    25,767    2,853
Stockholders' equity.....    209,793     248,121    85,290    63,805    6,219

- --------
(1) The pro forma provision for income taxes gives pro forma effect to the application of federal and state income taxes to Friede Goldman Halter as if it had been a C Corporation for tax purposes for all periods presented. Prior to June 1997, Friede Goldman Halter and its predecessors operated as S Corporations for federal and state income tax purposes. In June 1997, stockholders of the Friede Goldman Halter and its predecessors made elections terminating the S Corporation status. As a result, we became subject to corporate level income taxation following the termination of such elections.
(2) EBITDA represents operating income plus depreciation, amortization and non-cash compensation expense related to the issuance of stock and stock options to employees. EBITDA is not a measure of cash flow, operating results or liquidity as determined by generally accepted accounting principles. We have included information concerning EBITDA as supplemental disclosure because our management believes that EBITDA is commonly accepted as providing useful information regarding a company's historical ability to incur and service debt. We believe that factors which should be considered by investors in evaluating EBITDA include, but are not limited to trends in EBITDA as compared to: 1) cash flow from operations, 2) debt service requirements, and 3) capital expenditures. EBITDA as we define and measure it, may not be comparable to similarly titled measures of other companies. Further, EBITDA should not be considered in isolation or as an alternative to, or more meaningful than, net income or cash flow provided by operations as determined in accordance with generally accepted accounting principles as an indicator of our profitability or liquidity.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

 Overview

   Our results of operations are affected by a number of important external and internal factors, including conditions prevailing in the offshore energy industry, general economic conditions, and our performance on significant construction contracts, and our success in integrating the operations of our offshore, vessels and engineering products segments in the wake of the merger of Freide Goldman International, Inc. and Halter Marine Group, Inc. in November 1999.

   The level of demand for our services and products is affected by the level of demand for the services of offshore drilling contractors, including the demand for offshore supply vessels and specific types of offshore drilling rigs having required drilling capabilities or technical specifications. This, in turn, is dependent upon the condition of the oil and gas industry and, in particular, the level of capital expenditures of oil and gas companies with respect to offshore drilling activities and the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development and production activities. These capital expenditures are influenced by prevailing oil and natural gas prices, expectations about future prices, the level of activity in offshore oil and gas exploration, development and production, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United states and overseas, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions and the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration development and production activities.

   The outlook for the offshore energy sector has improved significantly during the past year as prices for crude oil and natural gas have reached historically high levels and U.S. crude oil inventories are reaching their lowest levels in ten years. Consequently, we believe that there will be increased levels of capital spending for offshore exploration and development projects and in particular, for deepwater drilling projects. We believe that increased offshore drilling activity by exploration and production companies will tighten the already limited supply of deepwater assets, which should increase demand for upgrade and conversion services and eventually increase demand for new build projects.

   In particular, we expect the following key factors to significantly affect our business:

  . The world's deepwater semi-submersible rig and drillship fleet is approaching full capacity. The global fleet of deepwater and ultra deepwater semi-submersible rigs and drillships (which have the capability to drill in water over 3,000 feet deep) is currently nearly fully utilized while rigs operating in shallower waters are underutilized. We believe that increased utilization and dayrates for deepwater rigs will initially increase demand for upgrade and conversion services and eventually lead to increased demand for new build projects.

  . A strong domestic natural gas market has increased the demand for jackup rigs. Approximately 135 jackup rigs are under contract in the Gulf of Mexico, the largest number since 1986. Deeper water jackup rigs are experiencing dayrate premiums as compared to dayrates for rigs with shallower water capabilities. We believe this will increase demand for the upgrade and conversion of these shallow water rigs as rig owners seek to capitalize on deepwater drilling opportunities.

  . An aging worldwide fleet will require upgrading and refurbishment. Approximately 36% of all offshore drilling rigs worldwide and approximately 55% of all U.S. flagged offshore service vessels are over 20 years old. We believe many of these aging assets will have to undergo major upgrade and refurbishment projects to increase their productive lives and to capitalize on the growing demand for deepwater assets.

   Our business, including the types of projects we undertake, will also be affected by other factors affecting offshore drilling contractors, including such factors as: (i) the condition and drilling capabilities of the existing offshore drilling rigs operated by offshore drilling contractors, (ii) the relative costs of building new offshore drilling rigs with advanced capabilities versus the costs of retrofitting or converting existing rigs to provide similar capabilities and (iii) new competition from offshore operator owned construction yards.

 Backlog

   At December 31, 2000 and February 28, 2001, the most recent date for which such information is available prior to issuance of this report, our backlog was approximately $342.7 million and $340.1 million, respectively. Our backlog is based on management's estimate of future revenue attributable to (i) the remaining amounts to be invoiced with respect to those projects, or portions of projects, as to which a customer has authorized us to begin work or purchase materials and (ii) projects, or portions of projects, that have been awarded to us as to which we have not commenced work. For further information regarding management's estimates of backlog, refer to Item 1--"Backlog" earlier in this document.

   The following is a summary of additional information about our backlog as of the dates indicated.

                                                                December 31,
                                               February 28, --------------------
As of: (in millions)                               2001      2000   1999   1998
- --------------------                           ------------ ------ ------ ------
Offshore:
 New build....................................   $  74.0    $ 97.9 $305.6 $214.2
 Conversion and repair........................       4.2       2.2   99.0  150.5
                                                 -------    ------ ------ ------
                                                    78.2     100.1  404.6  364.7
Vessels:
 Energy.......................................      52.3      19.8   34.9
 Government...................................      25.9      30.4   86.5
 Other commercial.............................     111.2     122.6   57.9     --
                                                 -------    ------ ------ ------
                                                   189.4     172.8  179.3
Engineered Products:
 Energy & construction........................      72.5      69.8  105.2     --
                                                 -------    ------ ------ ------
                                                 $ 340.1    $342.7 $689.1 $364.7
                                                 =======    ====== ====== ======

   Total backlog associated with the Petrodrill and Ocean Rig contracts as further discussed below was $63.7 million, $80.5 million, and $218.0 million as of February 28, 2001, December 31, 2000 and 1999, respectively. Our backlog at February 28, 2001 excludes approximately $514.5 million in contracts that have been awarded to us but for which financing or bonding has not yet been secured. Some new contracts included in backlog are subject to cancellation by the customers for various reasons. In some cases, financing may be conditional upon our ability to provide bonding. We also have bids outstanding on a significant number of additional projects which we believe have a high probability of being awarded. Management is aggressively pursuing opportunities to add significant contracts to our backlog.

   We had contract backlog at December 31, 1999 of approximately $689.1 million, of which $353.9 million was related to contracts acquired through the HMG merger. Over $403.6 million of the backlog at that date was related to deepwater projects, including contracts for the construction of the Petrodrill and Ocean Rig projects. At December 31, 1998, our backlog was approximately $364.7 million, including $214.2 million related to construction of the Ocean Rig projects.

 Contracts

   A significant portion of our existing contracts is on a fixed-price basis. We could be liable for the full amount of any cost overruns under these fixed-price contracts. We generally attempt to cover anticipated cost increases through an estimation of these increases in the original price of the contract. However, revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of many factors, including changes in job conditions and variations in labor and equipment productivity over the term of the contract. The results of operations and financial condition of Friede Goldman Halter could be materially adversely affected if significant contracts are under priced or revenue and gross profits on large projects are different from those originally estimated.

   Many of our existing contracts, and contracts that we expect to execute in the future, contain or will contain provisions requiring the payment by us of liquidated damages in the event that we fail to meet specified performance deadlines. We cannot assure you that we will not be required to make payments under these liquidated damages provisions or that the requirement to make such payments will not have a material adverse effect on our operating results. In certain circumstances, including the Petrodrill contract, delivery delay beyond a specified period could entitle the customer to terminate the contract and to elect various remedies, including return of the purchase price.

   The construction of offshore drilling rigs vessels and other equipment frequently involves complex design and engineering and equipment and supply delivery coordination throughout construction periods that may extend from seven months to two years. It is not unusual in such circumstances to encounter design, engineering, equipment delivery schedule changes and other factors that impact the builder's ability to complete construction of the project in accordance with the original contractual delivery schedule. Our construction contracts generally require the customer to compensate us for additional work as well as reassessed delivery dates or expenses incurred due to customer requested change orders or failure of the customer to provide us with design or engineering information or equipment, if specified in the contract for the customer to provide these items. Under these circumstances, we generally negotiate with the customer with respect to the amount of compensation to be paid to us following the time at which the change order was requested or the customer failed to provide us with items required by the contract to be provided by the customer to us. We are subject to the risk that we are unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred by us due to customer requested change orders or failure by the customer to timely provide items required to be provided by the customer. A failure to obtain adequate compensation for these matters could require us to record an adjustment to amounts of revenue and gross profit recognized under the percentage of completion accounting method.

   Management is currently in negotiations with a customer for the waiver of liquidated damages and establishment of revised delivery dates and terms on one significant contract for the construction of a derrick barge and crane originally scheduled to be delivered March 31, 2001. We cannot assure you that we will be able to obtain such concessions from the customer or that such payments if triggered, would be waived. If we are required to make this payment, it could have a material adverse effect on our operating results and financial condition.

   Additionally, many of our existing contracts contain provisions requiring the payment by us of liquidated damages in the event that it fails to meet specified performance deadlines. It cannot be assured that we will not be required to make payments under these liquidated damages provisions or that the requirement to make payments will not have a material adverse effect on operating results. In certain circumstances, delivery delay beyond a specified period would entitle a customer to terminate the contract and to elect various remedies, including return of the purchase price.

 Fluctuations in operating results

   Our results of operations are subject to significant variations from quarter to quarter and year to year. Fluctuations in the demand for our services, the limited number of projects in process, the timing of the awarding of new projects, the significant lead time between award date and start of significant construction activities, and the variability of estimates used in percentage of completion accounting for construction contracts, are among the factors that contribute to such variations. In addition, we schedule projects based on the timing of available capacity to perform the services requested and, the extent that there are delays in the arrival of a drilling rig or production unit into the shipyard, we generally are not able to utilize the excess capacity created by such delays. Although we may be able to partially offset the effect of such delays through adjustments to the size of our skilled labor force on a temporary basis, such delays may adversely affect the profitability of the project and affect our results of operations in any period in which such delays occur. Our ability to schedule projects efficiently is also impacted by the availability of raw materials and services, which is being adversely impacted by the liquidity problems we are currently experiencing.

 The Ocean Rig and Petrodrill Contracts

   Our results of operations for 2000 and 1999 and our current financial condition have been materially and adversely impacted by contracts entered into in 1998 for the construction of four semi-submersible drilling rigs.

 Ocean Rig

   Since January 2000, when we entered into a Confidential Settlement Agreement with Ocean Rig to resolve disputes with respect to contracts to construct two Bingo design semi-submersible offshore drilling rigs, we continued to experience significant continuing cost overruns and delays in the construction of these rigs. As a result, we recorded provisions for contract losses during the second, third and fourth quarters of 2000 of approximately $24.6 million, $7.0 million and $38.2 million, respectively, related to this project. Losses for the fourth quarter include a provision for all costs we incurred through the date of the March 9, 2001 amendment to the contract, at which time the contract was converted to a "time and materials" basis. The significant events which occurred during 2000 and 2001 to date related to this project are discussed below.

   Delays and cost increases related to additional design changes initiated by Ocean Rig and the late delivery by Ocean Rig of information and equipment we were required to provide continued after the Settlement Agreement. Ocean Rig denied responsibility for these delays and cost increases. This Post-Settlement Agreement dispute was resolved pursuant to a negotiated Co-operation Agreement dated November 30, 2000 (the "Co-operation Agreement") which provided for additional compensation to Friede Goldman Halter from Ocean Rig and revised delivery dates of March 2001 and June 2001 and imposition of liquidated damages thereafter at the rate and subject to the maximum amount stated in the Settlement Agreement.

   Despite our best efforts to progress the project consistent with the terms of the Co-operation Agreement, we continued to experience additional cost overruns and delays which have had a significant adverse impact on our financial results in the fourth quarter 2000 and our current financial condition. On March 1, 2001, we stopped work on the Ocean Rig project and Ocean Rig commenced an arbitration proceeding in London. Further, on March 2, 2001, Ocean Rig commenced proceedings before the United States District Court for the Southern District of Mississippi seeking possession of the rigs. On March 9, 2001, the parties entered into a further agreement (the "Remuneration Agreement") in order to resolve the disputes which had arisen between them since the date of the Co-operation Agreement, to amend certain of the provisions of the completion contracts, the Settlement Agreement and the Co-operation Agreement and to ensure the successful and timely completion of the rigs to the mutual benefit of both parties.

   In accordance with the Remuneration Agreement, Ocean Rig was granted control over the rig projects and will pay us a contractually established rate for equipment, personnel and labor provided by us to cover the costs of completing the projects. As a further result of the agreement, Ocean Rig has withdrawn the arbitration and other legal proceedings. We also agreed to issue
2.0 million warrants to Ocean Rig ASA to purchase our common stock at a strike price of $5.00 per share.

   We anticipate that shipyard construction of the first rig will be completed in April 2001 and that the rig will leave for sea trials. We anticipate that shipyard construction of the second rig will be completed approximately 90 days after the completion of shipyard construction on the first rig with sea trials to follow.

 Petrodrill

   In April 1998, one of our subsidiaries ("FGOT") entered into contracts to construct two semi-submersible drilling rigs for two newly formed entities, Petrodrill IV, Ltd. and Petrodrill V, Ltd. ("Petrodrill"). After the commencement of construction, FGOT began to experience delays in the production schedule and increased costs due, in whole or part, to delays caused by Petrodrill and by subcontractors nominated by Petrodrill. In addition, FGOT had to perform as the lead yard as opposed to a follow-on yard as initially anticipated by the contracting parties.

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

   In January 2000, FGOT notified Petrodrill that it was mitigating its and Petrodrill's damages by deferring certain fabrication efforts until engineering work could be completed so that the Company could determine the ultimate cost of the project and permit construction to go forward in an efficient manner. FGOT also notified Petrodrill that it believed it was entitled to additional monetary compensation from Petrodrill as a result of delay, disruption, inefficiencies and other direct and indirect costs caused by, among other things, delays by Petrodrill and its nominated subcontractors and by FGOT being required to perform as the lead yard. Consequently, Petrodrill and Friede Goldman Halter filed a series of actions against one another in the United States federal court and in the court of London, England. A more comprehensive discussion of these matters in included elsewhere in this Form 10-K.

   On Feburay 28, 2001, we announced an agreement in principle with the surety company which wrote the performance bonds on the Petrodrill project, pursuant to which the surety company has agreed to provide certain funding for the completion of construction of the two rigs. The Agreement provides that the surety company will contract with FGOT for FGOT's completion of the project on a "time and materials" basis, including payment of all direct labor and fringe benefit costs, materials, subcontractor and other costs and an allocation for overhead and general and administrative expenses. The terms of the final agreement have not been negotiated and inability to reach an agreement could result in the surety ceasing to provide funding. The objective of the agreement with the surety company is to provide us sufficient funds to be able to complete the projects with a minimal amount of future delay and additional cost. The agreement with the surety company does not, however, transfer the risks associated with the additional cost overruns or delays from us as we will be ultimately liable to the surety company for all amounts advanced.

   If the surety company chooses not to make such advances, and we are unable to secure alternative sources of financing, we may be unable to continue construction or otherwise perform our obligations under the Petrodrill contracts. Further, if we are unable to negotiate repayment terms which are acceptable to both the surety company and the Company, the surety company may, within the authority of the General Indemnity Agreement demand immediate repayment of all amounts advanced. A determination by the surety company at any point not to continue to provide such advances or a decision by the surety company to seek immediate repayment of advances, could have a material adverse effect on our operating results and financial condition.

   Based upon current estimates, we believe we will incur approximately $121.7 million in costs in excess of the amended contract price to complete the rigs. A provision for these excess costs has been provided in our purchase accounting treatment of assets and liabilities acquired through the merger with HMG. As of December 31, 2000, the remaining balance of such costs that will be funded through completion of the projects is approximately $61.3 million and is included in the reserve for losses on uncompleted contracts in the consolidated balance sheet. We expect the surety company to fund approximately $50.0 million of this remaining cost and such costs will be substantially expended in 2001.

Results of Operations

   Our consolidated financial statements include the accounts of FGH, Inc. and its wholly-owned subsidiaries, including, among others, Friede Goldman Offshore, Inc. ("FGO"), Friede & Goldman, Ltd. ("FGL"), Friede Goldman Newfoundland Limited ("FGN"), Friede Goldman France S.A.S. ("FGF"), and Halter Marine, Inc. ("Halter") (collectively referred to as the "Company"). These consolidated statements include the accounts of FGF for all periods subsequent to February 5, 1998, HMG for all periods subsequent to November 3, 1999. All significant intercompany accounts and transactions have been eliminated.

 Contract Revenue

   The table below summarize our revenue by segment for the periods noted:

                                          For the years ended December 31,
                                       ----------------------------------------
                                        2000      %   1999      %   1998      %
                                       ------ -----  ------ -----  ------ -----
                                                  ($ in millions)
Offshore:
 New build............................ $223.7  31.7% $189.8  39.6% $ 67.7  17.7%
 Conversion, repair and other.........  142.1  20.2   210.7  43.9   263.3  68.8
                                       ------ -----  ------ -----  ------ -----
                                        365.8  51.9   400.5  83.5   331.0  86.5
Vessels:
 Energy...............................   30.3   4.3     6.8   1.4      --    --
 Government...........................   65.8   9.3    13.2   2.7      --    --
 Repair...............................   49.7   7.0    11.9   2.5      --    --
 Other................................   69.4   9.9     7.0   1.5      --    --
                                       ------ -----  ------ -----  ------ -----
                                        215.2  30.5    38.9   8.1      --    --
Engineered Products:
 Energy & construction................  124.1  17.6    40.3   8.4    51.9  13.5
                                       ------ -----  ------ -----  ------ -----
                                       $705.1 100.0% $479.7 100.0% $382.9 100.0%
                                       ====== =====  ====== =====  ====== =====

   During the year ended December 31, 2000, we generated revenue of $705.1 million, an increase of 47.0%, compared to the $479.7 million generated for the year ended December 31, 1999. The overall increase was attributable to the following:

  . Vessels segment revenues increased $176.3 million in 2000 as 1999 included only two months of revenues.

  . Offshore segment revenue decreased by $34.7 million or 8.7% in 2000 primarily due to:

    - a decrease of approximately $49.0 million in revenues attributable to the ongoing construction of the two Ocean Rig semi-submersible drilling rigs which are nearing completion, and a $123.0 million decline related to the completion and outfitting of five conversions in 1999 and a portion of 2000 which were not replaced in 2000 due to a decrease in demand for conversion projects. The remainder of the decrease was due to the decreased demand for miscellaneous smaller projects. These decreases were offset by:

    - an increase in revenues of approximately $149.7 million generated by offshore entities acquired in the HMG merger; including an increase in revenues of approximately $89.8 million attributable to the ongoing construction of the Petrodrill two semi-submersible drilling rigs and a derrick barge.

  . Engineered Products segment revenue increased $83.8 million in 2000 primarily due to an increase of $82.8 million in revenues generated by the Engineered Products Group acquired in the HMG merger, as 1999 included only two months of operations.

     During the year ended December 31, 1999, we generated revenue of $479.7 million, an increase of 25.3%, compared to the $382.9 million generated for the year ended December 31, 1998. The overall increase was attributable to the following:

  . approximately $109.8 million was attributable to businesses acquired through the HMG merger.

  . Offshore segment revenue increased by $69.5 million or 21.0% in 1999. This increase was primarily caused by:

    - revenues of approximately $61.8 million generated by offshore entities acquired in the HMG merger, and

    - approximately $90.0 million attributable to the ongoing construction of two semi-submersible drilling rigs, offset by

    - an $83.2 million decline in revenue primarily related to the completion and outfitting of seven conversions in 1998 and a portion of 1999 which were not replaced in 1999 due to a decrease in demand for conversion projects.

  . The newly acquired Vessels segment revenue contributed $38.9 million to our overall growth in revenue in 1999; and

  . Engineered Products segment revenue decreased $11.6 million or 22.4% in 1999 as result of the completion of projects which were not replaced due to a decrease in demand. Revenues in this segment include $9.1 million generated by the Engineered Products Group acquired in the HMG merger.

 Gross Profit

   The following table summarizes our gross profit by segment for the periods noted:

                                      For the years ended December 31,
                                    -------------------------------------------
                                     2000     GP%     1999    GP%    1998  GP%
                                    -------  -----   ------  -----   ----- ----
                                               ($ in millions)
Offshore:
 New build......................... $ (66.3) (27.5)% $(36.2) (19.1)% $14.7 21.7%
 Conversion, repair and other......    (1.4)  (1.0)    28.0   13.3    62.6 23.8
                                    -------          ------          -----
                                     (67.7)  (18.5)    (8.2)  (2.0)   77.3 23.4
Vessels:
 Energy............................     3.1   10.2      0.6    8.8      --   --
 Government........................    14.1   21.4      2.3   17.4      --   --
 Repair............................     4.7    9.5      2.6   21.8      --   --
 Other.............................    (1.3)  (1.8)     0.5    5.7      --   --
                                    -------          ------          -----
                                       20.6    9.6      6.0   15.2      --   --
Engineered Products:
 Energy & Construction.............    21.5   17.3      7.5   18.6    11.9 22.9
                                    -------          ------          -----
                                    $(25.6)   (3.6)% $  5.3    1.1%  $89.2 23.3
                                    =======          ======          =====

   Cost of revenue was $730.7 million for the year ended December 31, 2000 compared to $474.4 million for the year ended December 31, 1999. Gross profit decreased from $5.3 million or 1.1% of revenue in 1999 to a loss of $25.6 million or a negative margin of 3.6% of revenue in 2000. The loss in 2000 is principally the result of several factors including a lower than expected level of revenues in all of our operating segments and significant losses in the Offshore segment mainly due to losses on the Ocean Rig projects. Significant factors are as follows:

  . Gross profit for the Vessels segment acquired in November 1999 was $20.6 million or 9.6% compared to $5.9 million with a margin of 15.2%. The increase in gross profit compared to 1999 is due to the inclusion of HMG for the full year of 2000 compared to two months in 1999. The gross profit percentage was adversely impacted by the sale of the repair division during the third fiscal quarter of 2000.

  . Gross loss for the Offshore segment increased from a loss of $8.2 million or a negative 2.0% in 1999 to a loss of $67.7 million or negative 18.5% in 2000. This decrease was primarily due to the loss recorded on the two Ocean Rig contracts in the amount of $69.6 million, including a provision for future losses of $21.1 million.

  . Gross profit for the Engineered Products segment increased from $7.5 million or 18.6% of revenue in 1999 to $21.5 million or 17.3% of revenue in 2000 primarily as result of increased revenues and margins recognized by operations acquired in the HMG merger.

     Cost of revenue was $474.4 million for the year ended December 31, 1999 compared to $293.7 million for the year ended December 31, 1998. Gross profit decreased from $89.2 million or 23.3% in 1998 to $5.3 million or 1.1% in 1999. The following factors contributed to the overall decrease in gross profit from 1998 to 1999:

  . Gross profit for the Offshore segment decreased from 23.4% in 1998 to a negative 2.0% in 1999. This decrease was primarily related to a shift in the mix of the segment's business to new build completion of semi-submersible drilling rigs, from the higher margin, business of repair, conversion and retrofitting of drilling rigs. We recorded a gross loss on two contracts in the amount of $37.4 million, including a provision for future losses of $16.5 million. In addition, a third contract for the completion of a semi-submersible rig experienced minimal gross profit. These decreases were offset by an $8.9 million increase in gross profit generated by offshore operations acquired in the HMG merger.

  . The newly acquired Vessels segment revenue contributed $5.9 million or 15.3% to our overall growth in revenue in 1999; and

  . Gross profit for the Engineered Products segment decreased from 23.0% in 1998 to 18.7% in 1999 primarily as result of the lower volume of revenue recognized by the segment in 1999 compared to 1998.

 Selling, general and administrative expenses

   Selling, general and administrative expenses ("SG&A expenses") were $56.6 million for the year ended December 31, 2000 or 8.0% of gross revenue compared to $42.5 million or 8.9% of gross revenue for the year ended December 31, 1999. The increase in SG&A expenses primarily reflects the increase in sales and administrative workforce and facilities due to overall growth of our business. SG&A expenses include HMG for the full year in 2000 versus two months in 1999. SG&A expenses for 2000 include non-recurring charges of $1.1 million related to a proposed debt offering undertaken during the third quarter which we expensed when the offering was withdrawn.

   Selling, general and administrative expenses ("SG&A expenses") were $42.5 million for the year ended December 31, 1999 compared to $32.4 million for the year ended December 31, 1998. The increase in SG&A expenses primarily reflects the inclusion of SG&A expenses of HMG for two months as well as an increase in sales and administrative workforce and facilities due to overall growth of our business. Legal fees also increased from 1998 to 1999.

 Amortization of Goodwill

   Amortization of goodwill increased $6.3 million for the year ended December 31, 2000 and $1.2 million for the year ended December 31, 1999 as a result of the HMG merger.

 Operating Loss

   Our operating loss increased by $51.3 million from a $38.7 million operating loss for the year ended December 31, 1999 to an operating loss of $90.0 million for the year ended December 31, 2000. Operating income decreased by $95.2 million from $56.5 million for the year ended December 31, 1998 to an operating loss of $38.7 million for the year ended December 31, 1999. The increased losses for these periods are a result of decreased gross profit and increased selling, general and administrative expenses as discussed in the preceding paragraphs.

 Net interest expense

   Net interest expense (interest expense less interest income) increased to $33.0 million for the year ended December 31, 2000 from $9.2 million for the year ended December 31, 1999, primarily as a result of:

  . interest expense in the amount of $19.1 million, including $10.8 million of discount accretion on the $185.0 million 4 1/2% Convertible Subordinated Notes assumed in connection with the HMG merger;

  . additional interest expense of $6.0 million as a result of additional debt and higher interest rates in 2000. An average balance on this debt of approximately $106.7 million at an average interest rate of 8.9% was outstanding for two months of 1999 compared to an average balance outstanding of approximately $70.1 million or 10.9% for 12 months of 2000.

     Net interest expense (interest expense less interest income) increased to $9.2 million for the year ended December 31, 1999 from $0.2 million for the year ended December 31, 1998, primarily as a result of:

  . interest and fees associated with increased borrowings by the Company prior to the merger;

  . interest expense in the amount of $1.6 million related to accretion of the $70.3 million discount recorded to reflect the fair market value of the $185.0 million 4 1/2% Convertible Subordinated Notes assumed in connection with the HMG merger;

  . additional interest expense as a result of the $210.9 in debt assumed by the Company in connection with the HMG merger; and increased usage and amortization of fees associated with the 1999 Credit Facility.

 Other income and expense

   The changes in other income (expense) from 1999 to 2000 and from 1998 to 1999 were primarily attributable to miscellaneous items, none of which were individually material.

 Income taxes

   We recognized an income tax benefit of $21.0 million in 2000, at an effective rate of 17.0% for the year. As a result of the losses recorded in the fourth quarter, principally due to losses recognized on our uncompleted contracts with Ocean Rig, the benefits available for financial reporting purposes were limited significantly. We have recorded a valuation allowance which offsets substantially all of the deferred tax assets arising from the contract reserves and net operating loss carryforwards generated in the current year. A comprehensive analysis of our effective tax rates and composition of our deferred tax assets and liabilities is included in the Notes to the Consolidated Financial Statements.

   We had an income tax benefit of $17.1 million in 1999 compared to income tax expense of $20.7 million in 1998 reflecting our pretax loss of $48.0 million in 1999 compared to pretax income of $56.0 million in 1998.

 Extraordinary Item

   During 2000, we recorded an extraordinary loss of $3.9 million related to the write-offs of deferred loan costs associated with the portion of deferred loan fees related to the previous credit facility which were written off when the agreement was re-negotiated and restated in October 2000.

Liquidity and Capital Resources

 Overview

   We have incurred substantial operating losses during 2000. As we are unable to make any additional borrowings under our credit facility, our only source of working capital is from payments under our existing contracts, including Ocean Rig and Petrodrill. We do not believe that these contracts will generate a sufficient amount of working capital to meet our obligations in the ordinary course of business. As a result, there is substantial uncertainty regarding our ability to meet our obligations in the ordinary course of business.

   We are not in compliance with certain covenants in our credit agreements with our lenders under our current credit agreement and with MARAD. Also, we have not made our scheduled interest payment on the 4 1/2% Convertible Notes which was due on March 15, 2001. We have a substantial working capital deficit and have significant extended terms with our key trade creditors.

   We have undertaken certain actions during the year to provide cash funds to mitigate these uncertainties including focusing on an agreement with our surety company to fund the Petrodrill projects subsequent to February 2001, an amended agreement with Ocean Rig ASA to complete its projects on a time and materials basis subsequent to February 2001, the sale of certain non-core assets including the operations related to the marine repair and yacht businesses, our ownership interest in an unconsolidated subsidiary and the issuance of 8,750,000 million shares of common stock in an equity offering. We continue to actively market excess real estate and non-strategic investments that could provide additional cash proceeds. Additionally, we are pursuing the possible sale of one or both of our Engineered Products subsidiaries and exploring opportunities with potential investors to raise additional capital. We are also pursuing alternative lending sources in an effort to replace our credit agreement. We continue to negotiate with our creditors to extend our loan repayment terms and to secure additional available funds under the agreement; although, as of the date of this report, an agreement had not been reached. We cannot assure you that any or all of these efforts will lead to successfully completed transactions or, even if we successfully complete transactions, that such transactions will eliminate our liquidity problem.

   If we are unsuccessful in renegotiating our credit agreement and raising additional capital, we may not be able to meet our obligations in the ordinary course of business and it may be necessary to seek protection under a petition for bankruptcy.

 Cash flow summary

   During the twelve months ended December 31, 2000, we financed our business activities through funds generated from cash balances, including those generated through collections of accounts receivable, income tax refunds, proceeds from the sale of certain fixed assets and our yacht and vessel repair divisions, proceeds from sale of our ownership interest in an unconsolidated subsidiary, Ilion LLC, as well as proceeds from the sale of common stock.

   Operating activities used cash in 2000 of approximately $53.8 million including a net loss of $106.4 million for the twelve months ended December 31, 2000. Funds generated through operating activities included a $56.6 million decrease in contract and other receivables and $42.3 million from cash refunds of income taxes paid in prior years. Funds used by operating activities included a $101.1 million decrease in accounts payable and accrued liabilities and a $95.5 million decrease in the reserve for uncompleted contracts.

   Net cash provided by investing activities during 2000 was $95.8 million which included $93.8 million in net proceeds from the sale of certain assets and business units including $77.8 million from the sale of the vessel repair units, $13.0 million from the sale of the ownership interest in the Illion LLC and $3.0 million from the sale of the yacht division. Also, $7.6 million was generated from the sale of other fixed assets as a result of our efforts to reduce excess production capacity. During the year 2000, we incurred approximately $5.6 million in capital expenditures.

   Net cash used in financing activities during 2000 was $31.7 million. Sources of cash included $69.5 million in net proceeds generated through the sale of 8.8 million shares of our common stock and $11.2 million in borrowings under debt facilities. We had net repayments under our line of credit of $62.0 million and we repaid $50.3 million in borrowings under other debt facilities, including $30.0 of our Mississippi Business Finance Corporation Taxable Revenue Bonds, Series 1998 and $20.3 million in miscellaneous other debt.

   During 1999, net cash used in operations was $61.1 million which included non-cash depreciation and amortization expense of $13.1 million. We incurred $7.5 million in capital expenditures. Net cash provided by financing activities was $39.6 million and was primarily associated with borrowings under our line of credit.

 Restated Credit Agreement

   Effective October 24, 2000, we entered into a $110.0 million amended and restated credit agreement, comprised of a $70.0 million line of credit and a $40.0 million term loan (collectively, the "Restated Credit Agreement"). The Restated Credit Agreement has a three-year term. The line of credit is secured by substantially all of our otherwise unencumbered assets, including accounts receivable, inventory, equipment, real property and all of the stock of our domestic subsidiaries and 67% of the stock of our Canadian subsidiary. The term loan is secured by a subordinated security interest in the line of credit collateral.

   Under the original terms of the Restated Credit Agreement, we may borrow up to $70.0 million under a senior secured revolving line of credit facility. Availability under the line of credit is based on specified percentages of our receivables, inventories, equipment and real property. The interest rate on the line of credit is based on LIBOR or the base rate (as defined), with a floor of 7.5%. During the first year of the line of credit the spread is fixed at 3.75% over LIBOR and 1.75% over the base rate; thereafter the LIBOR option ranges from 3.25% to 4.25% over LIBOR and the base rate option ranges from 1.25% to 2.25% over the base rate, (as defined). We are also obligated to pay certain fees, including a commitment fee equal to (i) during year one of the facility, 0.50% of the unused portion of the line of credit and (ii) thereafter, a range of 0.25% to 0.50% of the unused portion of the line of credit.

   The term loan is a $40.0 million interest-only three-year facility with a stated maturity of October 2003. The term loan bears interest at the base rate (as defined) plus 5.5% with a floor of 13%. At our option, we have the ability to capitalize 1.5% of the current interest charge through maturity. Interest is payable monthly. Proceeds from the term loan were used to repay the 1999 Credit Facility in its entirety. The balance of the Credit Facility at the time of the pay-off was $40.0 million, including accrued interest and fees.

   In connection with the payoff of the 1999 Credit Facility, we recognized an extraordinary loss of $3.9 million as a result of the write-off of the deferred financing costs associated with the Credit Facility.

   The Restated Credit Agreement requires that we comply with certain financial and operating covenants, including limitations on additional borrowings and capital expenditures, utilization of cash management accounts, maintenance of certain minimum debt coverage ratios, minimum EBITDA, net worth and other requirements. Substantially as a result of the losses we incurred during the fourth quarter and difficulties encountered in resolving other requirements related to collateral, subsequent to year end, we determined that we are not in compliance with all of the requirements included in the covenants. Our failure to comply with the covenants in the Agreement constitutes an Event of Default, as defined, and provides the lenders with various remedies, which include declaring all obligations immediately due and payable, ceasing advancing money or extending additional credit, holding balances received in our Cash Management Accounts, among others. We have not obtained waivers of the violations and accordingly, have reclassified the amounts outstanding under the Restated Credit Agreement as a current liability in the consolidated financial statements. Due to the covenant violations and limitations in the calculation of the borrowing base under the agreement, we do not presently have additional borrowing capacity available to use under the line of credit. If our lenders were to declare the amounts outstanding under the Restated Credit Agreement to be payable in full, we do not anticipate that we would have sufficient funds available to make such payments when due.

   Total balances outstanding under the Restated Credit Agreement at December 31, 2000 were $73.1 million including $28.4 million in letters of credit.

 4 1/2% Convertible Notes

   We elected not pay the $4.2 million interest payment due on March 15, 2001 related to the 4 1/2% Convertible Notes. Our ability is to make this interest payment within the 30-day grace period provided for under the indenture agreement related to the Notes; however, our ability to do so may be impacted by a number of the factors discussed throughout this report. If payment is not made within the grace period, the entire balance of the Notes would become immediately callable.

 Ocean Rig and Petrodrill

   As stated earlier in the report, our results of operations for 2000 and 1999 and our current financial condition have been materially and adversely impacted by contracts entered into in 1998 for the construction of four semi-submersible drilling rigs (the "Ocean Rig" and "Petrodrill" projects). We have taken several actions in an effort to ensure, to the best of our ability, that these projects are funded and completed. A full discussion of steps we have take is included in the preceding "Management's Discussion & Analysis" and in the "Notes to the Audited Financial Statements."

   However, if Ocean Rig ASA fails to make any of the payments on the Bingo projects under its agreement with us, we could incur significant legal fees which could have a material adverse impact on our cash flow and financial condition.

   With regard to the Petrodrill projects, if the surety company chooses not to make advances under our agreement with them, and we are unable to secure alternative sources of financing, we may be unable to continue construction or otherwise perform our obligations under the Petrodrill contracts. Further, if we are unable to negotiate repayment terms which are acceptable to both the surety company and us, the security company may, within the authority of the General Indemnity Agreement demand immediate repayment of all amounts advanced. A determination by the surety company at any point not to continue to provide such advances or a decision by the surety company to seek immediate repayment of advances, could have a material adverse effect on our operating results and financial condition.

 Trade Creditors

   We are currently paying trade creditors on an untimely basis. As of March 26, 2001, we have approximately $52.0 million in indebtedness outstanding greater than 60 days to these trade creditors. Our inability to pay these trade creditors on a timely basis could make them unwilling to continue to supply us with materials necessary for us to conduct our business. Such a result would have a material adverse effect on our financial condition and results of operations.

Recently Issued Accounting Pronouncements

   In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Given our historically minimal use of these types of instruments, we do not expect a material impact on our statements from adoption of SFAS 133.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

   We are exposed to interest rate risk due to changes in interest rates, primarily in the United States. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. We currently do not use any derivative financial instruments to manage our exposure to interest rate risk.

   The table below provides information about future maturities of principal for our outstanding debt instruments and fair value at December 31, 2000. All instruments described are non-trading instruments ($ in thousands).

                                                                    There-    Fair
                          2001     2002    2003     2004     2005   after    Value
                         -------  ------  ------  --------  ------  ------  --------
Long-term debt:
 Fixed rate............. $30,157  $4,594  $2,758  $187,433  $3,001  $7,467  $118,447
 Average interest rate..    5.07%   4.86%   4.79%     4.74%   8.29%   7.95%
Short-term debt
 Variable rate:......... $44,720                                            $ 44,720
 Average interest rate.. LIBOR
                         plus

Foreign Currency Risks

   Although the majority of our transactions are in U.S. dollars, two of our subsidiaries conduct some of their operations in various foreign currencies. We currently do not use any off balance sheet hedging instruments to manage risks associated with our operating activities conducted in foreign currencies unless that particular operation enters into a contract in a foreign currency which is different that the local currency of the particular operation. In limited circumstances and when considered appropriate, we will utilize forward exchange contracts to hedge the anticipated purchases and/or sales. We have historically used these instruments primarily in the manufacturing and selling of certain marine deck equipment. We attempt to minimize our exposure to foreign currency fluctuations by matching its revenues and expenses in the same currency for its contracts. As of December 31, 2000, we do not have any outstanding forward exchange contracts.

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

   The report of AA on the financial statements of FGI for fiscal 1998 contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

   In connection with its audit for 1998 and through December 13, 1999 there were no disagreements with AA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of AA would have caused them to make reference thereto in their reports on the financial statements for such years. During 1998 and through December 13, 1999 there were no reportable events with regard to changes in or disagreements with accountants (as defined in Regulation S-K, Item 304(a)(1)(v)) other than the information reported above.

                                   PART III

ITEM 10. Director and Executive Officers of the Registrant

   The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year covered by this report. See also "Executive Officers of the Registrant" included in Part I hereof.

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

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)(1) Financial Statements

   The Consolidated Financial Statements listed by the Registrant on the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report. (See page 48).

   (a)(2) Financial Statement Schedules

   The required information is included in the Consolidated Financial Statements or Notes thereto.

   (a)(3) Exhibits

Exhibits

 Exhibit
   No.                                 Description
 -------                               -----------
  *10.2  --Amendment No. 2, dated March 28, 2000 to Credit Agreement, among
          Friede Goldman Halter, Inc. and Wells Fargo Bank (Texas) National
          Association, as administrative agent and co-arranger, Banc One
          Capital Markets, Inc., as co-arranger and syndication agent, and the lenders party thereto.
  *10.3  --Amendment No. 3, dated June 9, 2000, to Credit Agreement, among
          Friede Goldman Halter, Inc. and Wells Fargo Bank (Texas) National
          Association, as administrative agent and co-arranger, Bank One
          Capital Markets, Inc. as co-arranger and syndication agent, and the lenders party thereto.
  *10.4  --Amendment No. 4, dated July 31, 2000 to Credit Agreement, among
          Friede Goldman Halter, Inc. and Wells Fargo Bank (Texas) National
          Association, as administrative agent and co-arranger, Banc One
          Capital Markets, Inc. as co-arranger and syndication agent, and the lenders party thereto.
  *10.5  --Amended and Restated Loan and Security Agreement, dated October 24,
          2000 by and among Friede Goldman Halter, Inc. and each of its subsidiaries as signatories thereto and Foothill Capital Corporation, as arranger and administrative agent.
 **10.6  --Amendment No. 4 to Title XI Reserve Fund and Financial Agreement,
          dated October 27, 2000, between Friede Goldman Offshore, Inc. and the
          United States of America, represented by the Secretary of
          Transportation acting by and through the Maritime Administrator pursuant to the provisions of Title XI of the Merchant Marine Act,
          1936, as amended.
 **10.7  --Amendment No. 4 to Security Agreement, dated October 27, 2000, between Friede Goldman Offshore, Inc. and the United States of
          America, represented by the Secretary of Transportation acting by and through the Maritime Administrator pursuant to the provisions of
          Title XI of the Merchant Marine Act, 1936, as amended.
 **10.8  --Employment Agreement, dated November 13, 2000, between Friede
          Goldman Halter, Inc. and Robert L. Champagne.
 **21.1  --Subsidiaries of Friede Goldman Halter, Inc.
 **23.1  --Consent of Ernst & Young LLP
 **23.2  --Consent of Arthur Andersen LLP

- --------
 *  Previously filed.
**  Filed herewith.

    (b) Reports on 8-K

   The Company filed Current Reports on Form 8-K on the following date:

   December 1, 2000

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Friede Goldman Halter, Inc.

   We have audited the accompanying consolidated balance sheets of Friede Goldman Halter, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Friede Goldman Halter, Inc. and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

   The accompanying financial statements have been prepared assuming that Friede Goldman Halter, Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 3, the Company has incurred substantial losses relating to certain construction projects and has not complied with certain covenants of loan agreements. As a result, the Company has a working capital deficit at December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          ERNST & YOUNG LLP

New Orleans, Louisiana
February 23, 2001, except for Notes 11 and 16, as to which the date is March 15, 2001

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Friede Goldman Halter, Inc.

   We have audited the accompanying consolidated statement of operations, stockholders' equity, and cash flows for the year ended December 31, 1998 of Friede Goldman Halter, Inc. (formerly Friede Goldman International, Inc.), a Mississippi corporation, and its subsidiaries, (the "Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Friede Goldman Halter, Inc. and its subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

New Orleans, Louisiana
February 9, 1999

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             December 31,
                                                          --------------------
                                                            2000       1999
                                                          --------  ----------
                         ASSETS
Current assets:
 Cash and cash equivalents............................... $ 25,244  $   15,124
 Receivables, net:
  Contract receivables...................................   46,270     124,140
  Other receivables......................................   10,225      18,897
 Income tax receivable...................................      591      38,657
 Inventories, net........................................   41,234      45,261
 Costs and estimated earnings in excess of billings on
  uncompleted contracts..................................   73,224     143,769
 Prepaid expenses and other..............................   12,827      17,048
 Deferred income tax asset...............................   30,997      45,403
                                                          --------  ----------
    Total current assets.................................  240,612     448,299
Reinsurance receivables..................................   14,975       9,599
Investment in unconsolidated subsidiary..................       --      13,035
Property, plant and equipment, net of accumulated
 depreciation............................................  261,337     334,642
Goodwill, net of accumulated amortization................  285,641     195,137
Other assets.............................................   19,449       9,779
                                                          --------  ----------
    Total assets......................................... $822,014  $1,010,491
                                                          ========  ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable........................................ $ 93,885  $  115,918
 Accrued liabilities.....................................   77,879     117,966
 Reserve for losses on uncompleted contracts.............  101,997      66,226
 Billings in excess of costs and estimated earnings on
  uncompleted contracts..................................   32,397      50,725
 Current portion of long-term debt, including debt in
  default................................................   74,877      13,645
                                                          --------  ----------
    Total current liabilities............................  381,035     364,480
Long-term debt, less current portion and debt in
 default.................................................  147,397     299,075
Non-current liabilities..................................   29,498       9,599
Deferred income tax liability............................   24,405      56,190
Deferred government subsidy, net of accumulated
 amortization............................................   29,886      33,026
Stockholders' equity:
 Preferred stock; $0.01 par value; 5,000,000 shares
  authorized; no shares issued and outstanding...........       --          --
 Common stock, $0.01 par value; 125,000,000 shares
  authorized; 48,708,979 and 39,972,844 shares issued and
  outstanding at December 31, 2000 and December 31, 1999,
  respectively...........................................      487         400
 Additional paid-in capital..............................  299,350     230,166
 Retained earnings (deficit).............................  (87,851)     18,520
 Accumulated other comprehensive loss....................   (2,193)       (965)
                                                          --------  ----------
    Total stockholders' equity...........................  209,793     248,121
                                                          --------  ----------
    Total liabilities and stockholders' equity........... $822,014  $1,010,491
                                                          ========  ==========

   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                     For the Years Ended
                                                        December 31,
                                                 -----------------------------
                                                   2000       1999      1998
                                                 ---------  --------  --------
Contract revenue earned......................... $ 705,090  $479,698  $382,913
Cost of revenue earned..........................   730,672   474,391   293,712
                                                 ---------  --------  --------
    Gross profit (loss).........................   (25,582)    5,307    89,201
Selling, general and administrative expenses....    56,609    42,475    32,365
Goodwill amortization...........................     7,853     1,576       334
                                                 ---------  --------  --------
    Operating income (loss).....................   (90,044)  (38,744)   56,502
                                                 ---------  --------  --------
Other income (expense):
 Interest expense, net..........................   (32,980)   (9,172)     (201)
 Loss on sale of assets.........................        --        (8)     (374)
 Other..........................................     ( 536)      (43)       38
                                                 ---------  --------  --------
    Total other income (expense)................   (33,516)   (9,223)     (537)
                                                 ---------  --------  --------
 Income (loss) before income taxes and
  extraordinary item............................  (123,560)  (47,967)   55,965
Income tax expense (benefit)....................   (21,042)  (17,141)   20,679
                                                 ---------  --------  --------
 Net income (loss) before extraordinary item....  (102,518)  (30,826)   35,286
Extraordinary loss..............................    (3,853)       --        --
                                                 ---------  --------  --------
Net income (loss)............................... $(106,371) $(30,826) $ 35,286
                                                 =========  ========  ========
Net income (loss) per share, basic:
 Net income (loss) before extraordinary item.... $   (2.30) $  (1.18) $   1.46
 Extraordinary loss.............................     (0.09)       --        --
                                                 ---------  --------  --------
 Net income (loss).............................. $   (2.39) $  (1.18) $   1.46
                                                 =========  ========  ========
Net income (loss) per share, diluted:
 Net income (loss) before extraordinary item.... $   (2.30) $  (1.18) $   1.43
 Extraordinary loss.............................     (0.09)       --        --
                                                 ---------  --------  --------
 Net income (loss).............................. $   (2.39) $  (1.18) $   1.43
                                                 =========  ========  ========
Weighted average shares outstanding:
 Basic..........................................    44,562    26,148    24,211
 Diluted........................................    44,562    26,148    24,599


   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                          Accumulated
                          Common Stock   Additional Retained                 Other
                          --------------  Paid-In   Earnings   Treasury  Comprehensive
                          Number  Amount  Capital   (Deficit)   Stock    Income (Loss)   Total
                          ------  ------ ---------- ---------  --------  ------------- ---------
Balance, December 31,
 1997...................  24,405   $244   $ 49,501  $ 14,060   $     -      $     -    $  63,805
Comprehensive income:
 Net income.............      --     --         --    35,286        --           --       35,286
 Other comprehensive
  income:
 Net change in foreign
  currency translation
  adjustment............      --     --         --        --        --          598          598
                                                                                       ---------
Total comprehensive
 income.................                                                                  35,884
Stock options granted to
 employees as
 compensation...........      --     --        316        --        --           --          316
Stock options
 exercised..............     119      1        772        --        --           --          773
Sale of stock...........      11     --        339        --        --           --          339
Purchase of treasury
 stock..................      --    --          --        --   (15,827)          --      (15,827)
                          ------   ----   --------  --------   -------      -------    ---------
Balance, December 31,
 1998...................  24,535    245     50,928    49,346   (15,827)         598       85,290
Comprehensive loss:
 Net loss...............      --     --         --   (30,826)       --           --      (30,826)
 Other comprehensive
  loss:
 Net change in foreign
  currency translation
  adjustment............      --     --         --        --        --       (1,563)      (1,563)
                                                                                       ---------
Total comprehensive
 loss...................                                                                 (32,389)
Stock options granted...      --     --        178        --        --           --          178
Stock options
 exercised..............      86      1        901        --        --           --          902
Stock issuances.........      90      1        848        --        --           --          849
Stock issuance--HMG
 Merger.................  16,450    164    193,127        --        --           --      193,291
Retirement of treasury
 stock..................  (1,188)   (11)   (15,816)       --    15,827           --           --
                          ------   ----   --------  --------   -------      -------    ---------
Balance, December 31,
 1999...................  39,973    400    230,166    18,520        --        ( 965)     248,121
Comprehensive loss:
 Net loss...............      --     --         --  (106,371)       --           --     (106,371)
 Other comprehensive
  loss :
 Net change in foreign
  currency translation
  adjustment............      --     --         --        --        --       (1,228)      (1,228)
                                                                                       ---------
Total comprehensive
 loss...................                                                                (107,599)
Stock options
 exercised..............       3     --          5        --        --           --            5
Stock issuance..........   8,750     87     69,378        --        --           --       69,465
Purchase of treasury
 stock..................      --     --         --        --      (199)          --         (199)
Retirement of treasury
 stock..................     (17)    --       (199)       --       199           --           --
                          ------   ----   --------  --------   -------      -------    ---------
Balance, December 31,
 2000...................  48,709   $487   $299,350  $(87,851)  $    --      $(2,193)   $ 209,793
                          ======   ====   ========  ========   =======      =======    =========


   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      For the Years Ended
                                                         December 31,
                                                  -----------------------------
                                                    2000       1999      1998
                                                  ---------  --------  --------
Cash flows from operating activities:
 Net income (loss)............................... $(106,371) $(30,826) $ 35,286
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
 Depreciation and amortization...................    39,578    13,127     5,875
 Extraordinary loss..............................     3,853        --        --
 Provision for losses............................    74,364    17,371        --
 Other non-cash changes..........................       221       186       690
 Deferred income taxes...........................   (17,962)    6,536       704
 Changes in operating assets and liabilities:
  (Increase) decrease in contract and other
   receivables...................................    56,584    35,823   (19,153)
  (Increase) decrease in income tax receivable...    38,066   (38,657)       --
  (Increase) decrease in inventories.............    (3,357)    3,121   (23,210)
  Net increase (decrease) in billings related to
   costs and estimated earnings on uncompleted
   contracts.....................................    50,184   (13,119)  (21,610)
  (Increase) decrease in other assets............    (6,322)   (7,822)    2,384
  Increase in reinsurance receivables............    (5,376)       --        --
  Increase in non-current liabilities............    19,376        --        --
  Increase (decrease) in accounts payable and
   accrued liabilities...........................  (101,103)  (46,801)   40,122
  Decrease in reserve for losses on uncompleted
   contracts.....................................   (95,502)       --        --
                                                  ---------  --------  --------
   Net cash provided by (used in) operating
    activities...................................   (53,767)  (61,061)   21,088
                                                  ---------  --------  --------
Investing activities:
 Capital expenditures for plant and equipment....    (5,578)   (7,502)  (60,738)
 Acquisition of French subsidiary, net of cash
  acquired.......................................        --        --    (4,704)
 Cash acquired in Halter Marine merger...........        --     2,501        --
 Proceeds from sale of business units............    80,755        --        --
 Proceeds from sale of unconsolidated
  subsidiary.....................................    13,035        --        --
 Proceeds from sale of property, plant and
  equipment......................................     7,601       463        59
 Investment in unconsolidated subsidiary.........        --      (209)  (11,916)
                                                  ---------  --------  --------
   Net cash provided by (used in) investing
    activities...................................    95,813    (4,747)  (77,299)
                                                  ---------  --------  --------
Financing activities:
 Proceeds from sale and issuance of stock........    69,470     1,751     1,112
 Repayments on borrowings under debt facilities..   (50,267)  (11,985)  (18,101)
 Net borrowings (repayments) under line of
  credit.........................................   (61,987)   36,615     9,328
 Proceeds from borrowings under debt facilities..    11,244    13,177    39,828
 Release of restricted escrowed funds............        --        --    24,817
 Purchase of treasury stock......................      (199)       --   (15,828)
                                                  ---------  --------  --------
   Net cash provided by (used in) financing
    activities...................................   (31,739)   39,558    41,156
                                                  ---------  --------  --------
 Effect of exchange rate changes on cash.........      (187)   (1,422)      813
                                                  ---------  --------  --------
 Net increase (decrease) in cash and cash
  equivalents....................................    10,120   (27,672)  (14,242)
 Cash and cash equivalents at beginning of year..    15,124    42,796    57,038
                                                  ---------  --------  --------
 Cash and cash equivalents at end of year........ $  25,244  $ 15,124  $ 42,796
                                                  =========  ========  ========
Supplemental disclosures:
 Cash paid for interest.......................... $  23,511  $  4,667  $  1,105
 Cash refunds received for income taxes.......... $  42,344  $     --  $     --
 Cash paid for income taxes...................... $   1,446  $ 13,059  $ 19,072
Non-cash investing activities:
 Acquisitions:
 Fair value of assets acquired and subsequent
  adjustments.................................... $  (4,139) $495,868  $102,728
 Fair value of liabilities assumed and
  subsequent adjustments......................... $  93,930  $490,322  $ 48,699

   The accompanying notes are an integral part of these financial statements.

                          FRIEDE GOLDMAN HALTER, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

 General

   On November 3, 1999, Friede Goldman International, Inc. ("FGI") merged with Halter Marine Group, Inc. ("HMG") with FGI continuing as the surviving corporation. Effective with the merger, the corporate name was changed to Friede Goldman Halter, Inc. ("FGH"). FGH is incorporated under the laws of the State of Mississippi. The consolidated financial statements include the accounts of FGH, Inc. and its wholly-owned subsidiaries, including, among others, Friede Goldman Offshore, Inc. ("FGO"), Friede & Goldman, Ltd. ("FGL"), Friede Goldman Newfoundland Limited ("FGN"), Friede Goldman France S.A.S. ("FGF"), and Halter Marine, Inc.("Halter")(collectively referred to as the "Company"). These consolidated financial statements include the accounts of FGF for all periods subsequent to February 5, 1998, and HMG for all periods subsequent to November 3, 1999. All significant intercompany accounts and transactions have been eliminated.

2. Summary of Significant Accounting Policies

 Construction Contracts

   The Company's revenue is earned on the percentage-of-completion method. Under the percentage of completion method used in its Offshore and Engineered Products segments, substantially all of the revenues from construction contracts are measured based upon the percentage that incurred costs to date, excluding the costs of any purchased but uninstalled materials, bear to total estimated costs. Under the percentage-of-completion method used in its Vessels segment, revenues from construction contracts are measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract. Contract price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the accounting period in which the facts that require such adjustments become known.

   Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are identified. Other changes, including those arising from contract penalty provisions and final contract settlements, are recognized in the period in which the revisions are determined. To the extent that these adjustments result in a reduction or elimination of previously reported profits, the Company would report such a change by recognizing a charge against current earnings, which might be significant. Cost of revenue earned includes costs associated with the fabrication process and can be further broken down between direct costs allocated to specific projects (such as direct labor costs and raw materials) and indirect costs (such as supervisory labor, utilities, supplies, equipment costs, and depreciation) that are associated with production but are not directly related to a specific project. Selling, general and administrative costs are charged to expense as incurred.

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

                          FRIEDE GOLDMAN HALTER, INC.

 Accounts Receivable

   The Company provides for allowances for customer accounts which are deemed to be uncollectible. Provision for such losses is made in the period in which the loss is probable and subject to reasonable estimation. The Company had allowances for doubtful accounts of $3.3 million and $1.5 million as of December 31, 2000 and 1999, respectively.

 Inventories

   Inventories are valued at the lower of cost or market. Inventory cost is determined principally on the specific identification method. Market is net realizable value.

 Investment In Unconsolidated Subsidiary

   At December 31, 1999 the Company had invested approximately $13.0 million in an unconsolidated subsidiary ("Ilion LLC") in which the Company owned a 50% equity interest. In November 2000, the Company sold its ownership interest in Ilion LLC for $13.0 million in cash. No gain or loss was recognized. The Company's investment in Ilion LLC was accounted for using the equity method.

 Property, Plant and Equipment

   Property, plant and equipment is stated at cost less accumulated depreciation. Ordinary maintenance and repairs that do not extend the physical or economic lives of the assets are charged to expense as incurred. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets.

   Useful lives utilized in the depreciation of fixed assets for each class of property, plant and equipment are as follows:

         Class                                          Life
         -----                                      ------------
         Buildings and improvements................ 15--40 years
         Leasehold improvements.................... 10--40 years
         Machinery and equipment...................  3--20 years
         Other.....................................   3--7 years

 Goodwill

   Goodwill is recognized for the excess of the purchase price over the fair value of identifiable net assets acquired. Goodwill is being amortized over a 25 year period. Accumulated amortization of goodwill was $9.4 million and $1.6 million as of December 31, 2000 and 1999, respectively.

 Long-Lived Assets

   The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations, including goodwill, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair

                          FRIEDE GOLDMAN HALTER, INC.

market value of the long-lived asset. Losses on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

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

 Segment Information

   Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) establishes standards for public companies relating to the reporting of financial and descriptive information about operating segments in financial statements. SFAS 131 requires that financial information be reported on the same basis that is reported internally for evaluating segment performance and allocating revenue to segments. The Company classifies its business into three segments: Vessels, Offshore and Engineered Products.

 Income Taxes

   The Company follows the asset and liability method of accounting for deferred income taxes prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes (SFAS 109)." Under this method, deferred tax assets and liabilities are recorded for temporary differences that occur between the financial reporting and tax bases of assets and liabilities based on enacted tax rates and laws that will be in effect when the differences are expected to reverse.

 Use of Estimates

   These financial statements have been prepared in conformity with generally accepted accounting principles. Such preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenues and expenses for the years presented. Actual results could differ materially from those estimates. Areas requiring significant estimates to be made by management include the application of the percentage-of-completion accounting method; allowance for doubtful accounts; recoverability of inventories, property, equipment and goodwill; depreciation and amortization; income taxes; and accruals for certain estimated liabilities, including loss contingencies.

 Fair Value of Financial Instruments

   The carrying amounts of the Company's cash, cash equivalents and investment in unconsolidated subsidiary approximate fair value. The fair values of the Company's debt are based on quoted market prices, if available, or discounted cash flows.

 Environmental Liability

   The Company provides for liabilities for environmental exposure pursuant to the requirements of SOP 96-1, "Environmental Remediation Liabilities". At December 31, 2000, the Company had accrued $6.6 million related to remediation of certain contaminated sites which it estimates will be

                          FRIEDE GOLDMAN HALTER, INC.

paid over approximately 20 years. This liability is included in non-current liabilities at December 31, 2000 in the accompanying balance sheet.

 Net Income (Loss) Per Share

   Basic net income (loss) per share is calculated based on the weighted average number of shares of common stock outstanding for the periods presented. Diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding for the periods, including potential dilutive common shares which reflect the dilutive effect of the Company's stock options and Convertible Subordinated Notes.

 Foreign Currency Translation

   The financial statements of foreign subsidiaries, FGN and FGF, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet dates. The resulting translation adjustments are included as a separate component of stockholders' equity. Income and expense items are translated at average monthly rates of exchange during the period.

 Reclassifications

   Certain reclassifications have been made in the prior period financial statements to conform to the classifications used in the current year.

 Recently Issued Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is required to be adopted in fiscal years beginning after June 15, 2000. Given the Company's historically minimal use of these types of instruments, the Company does not expect a material impact on its financial statements from adoption of SFAS 133.

3. Liquidity Matters

   Principally as a result of losses incurred on the Ocean Rig and Petrodrill projects discussed in Note 16 and violations of certain covenants of long-term debt agreements discussed in Note 11, the Company has a working capital deficit of approximately $140.4 million, including long-term debt in default of $66.2 million at December 31, 2000. Further, the Company did not pay the $4.2 million interest payment due for its Convertible Subordinated Notes. If payment is not made within the 30-day grace period, the entire balance would become callable. As a result, there is substantial uncertainty regarding the Company's ability to meet its obligations in the ordinary course of business.

                          FRIEDE GOLDMAN HALTER, INC.

   The Company has taken certain actions to mitigate this uncertainty including an amended agreement with Ocean Rig ASA to complete its projects on a time and materials basis subsequent to February 2001. The Company has also taken steps to reduce its operating expenses through payroll reductions and other cost-cutting measures, to increase cash flows through additions to the Company's contract backlog and to actively market non-core assets. Additionally, the Company is pursuing a definitive agreement with the surety company that wrote the bonds on the Petrodrill project to provide funding of future contract costs and the Company is pursuing the possible sale of one or both of its Engineered Products subsidiaries. The Company is also negotiating with its creditors to extend its loan repayment terms to secure additional available funds under these agreements and to waive the covenant violation; however, as of the date of this annual report, no agreement has been reached. Further, the Company is actively engaged in discussions with other possible financing sources.

   If the Company is unsuccessful in its efforts to renegotiate its credit agreements, raise additional capital and to return to profitability, it may not be able to meet its obligations in the ordinary course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

4. Mergers and Acquisitions

 Merger with Halter Marine Group, Inc.

   On November 3, 1999, a merger was consummated between FGI and HMG. With stockholders of HMG receiving 0.57 of a share of the Company's common stock in exchange for each share of HMG common stock, a total of 16,450,292 shares was issued for a total value of approximately $193.3 million. The merger has been accounted for as a purchase business combination and the operating activities of HMG have been included in the accompanying financial statements for periods subsequent to November 3, 1999. The net assets acquired have been recorded at their fair values and, at the acquisition date, included adjustments to increase fixed assets by $37.6 million, to record reserves and a deferred credit reflecting the fair value of the construction contracts that were in progress at the date of acquisition in the amount of $36.2 million, and to decrease long-term debt by $70.3 million. Goodwill was recorded for the excess of the purchase price over the fair value of identifiable net assets required. In 2000, goodwill increased primarily as a result of revisions in the Company's estimate of losses on acquired contracts in progress at the date of the HMG merger.

                          FRIEDE GOLDMAN HALTER, INC.

 Acquisition of Friede Goldman France S.A.S.

   Effective February 5, 1998, the Company, through its wholly-owned subsidiary, FGF, a French entity, acquired all of the issued and outstanding shares of a French holding company and its French subsidiaries, for a cash payment of approximately $25.0 million. The purchase price has been allocated to land, building and machinery in the amount of $11.8 million, goodwill of $10.1 million, and other assets, net of liabilities, in the amount of $1.7 million.

 Acquisition of Friede Goldman Newfoundland

   On January 1, 1998, the Company purchased, through its wholly owned subsidiary, FGN, the assets of Newfoundland Ocean Enterprises Ltd. of Marystown, Newfoundland ("Marystown"), a steel fabrication and marine construction concern with operations similar to those of the Company. The acquisition was effected pursuant to a Share Purchase Agreement, dated January 1, 1998 (the "Share Purchase Agreement"). Under the terms of the Share Purchase Agreement, the Company paid a purchase price of C$1 (one dollar). The net assets acquired have been recorded at their fair market values and, at the acquisition date, included $47.7 million in fixed assets, $1.8 million in net working capital, a deferred credit recorded to reflect the fair value of the construction contracts that were in progress at the date of the acquisition in the amount of $10.7 million, along with $1.6 million in deferred taxes related to these items at the acquisition date. The difference between the fair value of the acquired net assets and the C$1 consideration was recorded as a deferred government subsidy and is being amortized over the lives of the assets acquired, which is approximately 17 years. Accumulated amortization of the deferred subsidy was $6.6 million and $4.6 million as of December 31, 2000 and 1999, respectively. Amortization of the subsidy is recorded in the statement of operations as a reduction to cost of revenue earned and represents a reduction in depreciation and amortization in the statement of cash flows for the years ended December 31, 2000, 1999 and 1998. In addition, the Share Purchase Agreement required that, among other things, the Company maintain a minimum of 1.2 million man-hours (management, labor, salaried and hourly) for each of the 1998, 1999 and 2000 calendar years, undertake certain capital improvements at the acquired shipyards and pay to the sellers fifty percent (50%) of net after tax profit of Marystown for the twelve-month period ending March 31, 1998. The Share Purchase Agreement provides that the Company will pay to the Seller additional consideration of C$5 million (approximately $3 million) for 1999 and 2000 in any of such years in which the minimum number of man-hours described above is not attained. The Company was not in compliance with the man-hour requirement for 2000 and 1999. Pursuant to the provisions of the Share Purchase Agreement, the Company has expended approximately $6.0 million for capital improvements of the shipyard facilities. The Sellers' share of net income for the twelve months ended March 31, 1998, was not material.

                          FRIEDE GOLDMAN HALTER, INC.

 Pro Forma Financial Information

   The following summarized income statement data reflects the impact that the acquisition of FGF and the merger with HMG would have had on the Company's results of operations had the transactions taken place as of the beginning of the periods presented:

                                                              Years Ended
                                                             December 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
      Revenue........................................... $1,216,571  $1,335,676
      Operating income (loss)........................... $  (24,352) $   74,841
      Net income (loss)................................. $  (26,088) $   47,755
      Net income (loss) per share--basic................ $    (0.66) $     1.17
      Net income (loss) per share--diluted.............. $    (0.66) $     1.16

5. Significant Customers

   The nature of the construction projects undertaken by the Company can result in an individual contract comprising a large percentage of a fiscal year's contract revenue. The schedule below reflects the portions of revenue attributable to significant customers for the years ended December 31, 2000, 1999 and 1998.

                                                                   Years Ended
                                                                   December 31,
                                                                  ----------------
      Customer                                                    2000  1999  1998
      --------                                                    ----  ----  ----
      A..........................................................  15%   30%   32%
      B..........................................................  12    22    19
      C..........................................................  --    10    15
                                                                  ---   ---   ---
      Total......................................................  27%   62%   66%
                                                                  ===   ===   ===

6. Inventories

   At December 31, 2000 and 1999, inventories consisted of the following:

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands)
      Jack-up rig components................................... $19,727 $18,886
      Steel and other raw materials............................  15,362  15,623
      Other....................................................  14,397  15,944
                                                                ------- -------
                                                                 49,486  50,453
      Less reserve for obsolete inventories....................   8,252   5,192
                                                                ------- -------
                                                                $41,234 $45,261
                                                                ======= =======

                          FRIEDE GOLDMAN HALTER, INC.

7. Costs and Estimated Earnings on Uncompleted Contracts

   The Company's contracts in progress at December 31, 2000 and 1999, consist of the following components:

                                                             December 31,
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
                                                            (in thousands)
Costs incurred on uncompleted contracts................. $1,388,776  $1,758,484
Estimated earnings (losses).............................   (224,836)     35,095
                                                         ----------  ----------
                                                          1,163,940   1,793,579
Less billings to date...................................  1,225,110   1,766,761
                                                         ----------  ----------
                                                         $  (61,170) $   26,818
                                                         ==========  ==========
Included in the following balance sheet captions:
 Costs and estimated earnings in excess of billings on
  uncompleted contracts................................. $   73,224  $  143,769
 Billings in excess of costs and estimated earnings on
  uncompleted contracts.................................     32,397      50,725
 Reserve for losses on uncompleted contracts............    101,997      66,226
                                                         ----------  ----------
                                                         $  (61,170) $   26,818
                                                         ==========  ==========

8. Property, Plant and Equipment

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                               (in thousands)
   Land...................................................... $ 30,857 $ 32,447
   Buildings and improvements................................  135,472  155,260
   Machinery and equipment...................................  132,791  165,619
   Construction in progress..................................    3,298    4,985
                                                              -------- --------
       Total property, plant and equipment...................  302,418  358,311
   Less accumulated depreciation.............................   41,081   23,669
                                                              -------- --------
       Total property, plant and equipment, net.............. $261,337 $334,642
                                                              ======== ========

   Depreciation expense was $20.1 million, $11.6 million, and $7.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

   Substantially all of the assets of the Company have been pledged as collateral under various debt arrangements entered into by the Company.

   During 1998, the Company capitalized interest of approximately $1.3 million related to construction of the FGO East Facility. There was no interest capitalized during 2000 and 1999.

                          FRIEDE GOLDMAN HALTER, INC.

9. Sale of Business Units

 Sale of Vessel Repair Operation

   During August 2000, the Company sold certain of its shipyards engaged primarily in the repair of marine vessels to Bollinger Shipyards, Inc. ("BSI") for approximately $80.0 million subject to adjustment for the working capital of the shipyards at the transaction date. The Company deposited a portion of the proceeds into an escrow account pending BSI's review of the working capital calculation on the transaction date. BSI has made certain objections to the calculation of working capital and the matter was submitted to arbitration. The preliminary results of the arbitration proceedings will result in the payment of $8.2 million, including the balance in escrow to BSI. This liability is included in accrued liabilities in the accompanying balance sheet at December 31, 2000. There was no gain or loss recognized on this sale.

 Sale of Yacht Operation

   During April 2000, the Company completed the sale of its Trinity Yachts division to a group led by John Dane III, the Company's former chief operating officer and former board member. The division was sold for $5.7 million in an all-cash transaction. There was no gain or loss recognized on this sale.

10. Other Assets

   At December 31, 2000, other assets includes restricted cash of $7.3 million that has been pledged to secure a bond related to a construction contract.

                          FRIEDE GOLDMAN HALTER, INC.

11. Debt

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                               (in thousands)
   Borrowings under the Credit Facility.....................  $     -- $106,708
   Borrowings under the Restated Credit Agreement:
    Line of credit..........................................     4,662       --
    Term loan...............................................    40,058       --
   Convertible Subordinated Notes bearing interest at 4.5%,
    principal of $185.0 million due at maturity in September
    2004, unsecured (less discount of $57.9 million and
    $68.7 million as of December 31, 2000 and 1999,
    respectively)...........................................   127,146  116,342
   Taxable revenue bonds bearing interest at 6.39%,
    principal due at maturity in December 2013, secured by
    letter of credit........................................        --   30,000
   Notes payable to financial institutions and others
    bearing interest at rates ranging from 6.25% to 12.00%,
    payable in monthly installments, maturing at dates
    ranging from February 2001 to March 2013 and secured by
    equipment, a lease and real property....................     7,837   11,090
   Bonds payable to MARAD bearing interest at 6.35% maturing
    June 2013 payable in semi-annual installments commencing
    July 1, 1999, secured by equipment......................    21,509   23,163
   Bonds payable, bearing interest at 7.99% payable in
    monthly installments commencing January 1999, maturing
    December 2008, secured by equipment.....................    15,447   16,880
   Capital lease obligations bearing interest at rates
    ranging from 6.86% to 16.84% maturing at dates ranging
    from March 2001 through September 2004..................     3,115    4,037
   Note payable, bearing interest at 7.05%, payable in
    quarterly installments commencing April 1998, maturing
    March 2002, secured by equipment........................     2,500    4,500
                                                              -------- --------
                                                               222,274  312,720
   Less: Current portion of long-term debt including debt in
    default of $66.2 million................................    74,877   13,645
                                                              -------- --------
   Long-term debt less current portion......................  $147,397 $299,075
                                                              ======== ========

 Credit Facility

   In connection with the merger with HMG, on November 3, 1999, the Company entered into a secured bank revolving and letter of credit facility ("the Credit Facility") that replaced the existing credit facility. Under the terms of the Credit Facility, the Company was allowed to borrow up to $120.0 million under a senior secured revolving credit facility. In addition, the Credit Facility provided a $44.2 million senior secured letter of credit facility. The Credit Facility had a three-year term and was secured by substantially all of the Company's otherwise unencumbered assets, all of the stock of the Company's domestic subsidiaries and 67% of the stock of the Company's foreign subsidiaries. The interest rate ranged from 1.375% to 2.75% over the London Inter Bank Offered Rate ("LIBOR"), or the base rate (as defined), at the Company's choice. Under the Credit Facility, the Company was obligated to pay certain fees, including an annual commitment fee in an amount of .50% of the unused portion of the commitment. At December 31, 1999, the balance outstanding under the Credit Facility was $106.7 million.

                          FRIEDE GOLDMAN HALTER, INC.

 Restated Credit Agreement

   Effective October 24, 2000, the Company entered into a $110.0 million amended and restated credit agreement, comprised of a $70.0 million line of credit and a $40.0 million term loan (collectively, the "Restated Credit Agreement"). The Restated Credit Agreement has a three-year term. The line of credit is secured by substantially all of the Company's otherwise unencumbered assets, including accounts receivable, inventory, equipment, real property and all of the stock of its domestic subsidiaries and 67% of the stock of its Canadian subsidiary. The term loan is secured by a subordinated security interest in the line of credit collateral.

   Under the original terms of the Restated Credit Agreement, the Company may borrow up to $70.0 million under a senior secured revolving line of credit facility. Availability under the line of credit is based on specified percentages of the Company's receivables, inventories, equipment and real property. The interest rate on the line of credit is based on LIBOR or the base rate (as defined) with a floor of 7.5%. During the first year of the line of credit the spread is fixed at 3.75% over LIBOR and 1.75% over the base rate; thereafter the LIBOR option ranges from 3.25% to 4.25% over LIBOR and the base rate option ranges from 1.25% to 2.25% over the base rate, (as defined). The Company is also obligated to pay certain fees, including a commitment fee equal to (i) during year one of the facility, 0.50% of the unused portion of the line of credit and (ii) thereafter, a range of 0.25% to 0.50% of the unused portion of the line of credit.

   The term loan is a $40.0 million interest-only three-year facility with a stated maturity of October 2003. The term loan bears interest at the base rate (as defined) plus 5.5% with a floor of 13%. The Company, at its option, has the ability to capitalize 1.5% of the current interest charge through maturity. Interest is payable monthly. Proceeds from the term loan were used to repay the 1999 Credit Facility in its entirety. The outstanding balance of the Credit Facility at the time of the pay-off was $40.0 million, including interest and fees.

   In connection with the payoff of the Credit Facility, the Company recognized an extraordinary loss of $3.9 million as a result of the write-off of the deferred financing costs associated with the Credit Facility.

   Utilization under the Restated Credit Agreement at December 31, 2000 is summarized as follows:

         Advances....................................... $44,720
         Letters of credit issued.......................  28,360
                                                         -------
             Total utilized............................. $73,080
                                                         =======

   The Restated Credit Agreement requires that the Company comply with certain financial and operating covenants, including limitations on additional borrowings and capital expenditures, utilization of cash management accounts, maintenance of certain minimum debt coverage ratios, minimum EBITDA, net worth and other requirements. Substantially as a result of the losses incurred by the Company during the fourth quarter and difficulties encountered in resolving other requirements related to collateral, subsequent to year end, the Company has determined that it is not in compliance with all of the requirements included in the covenants. Failure by the Company to comply with the covenants in the Agreement constitutes an Event of Default, as defined, and provides the lenders with various remedies, which include declaring all obligations immediately due and payable, ceasing advancing money or extending additional credit, holding balances received in the Company's Cash

                          FRIEDE GOLDMAN HALTER, INC.

Management Accounts, among others. The Company has not obtained waivers of the violations and accordingly, has reclassified the amounts outstanding under the Restated Credit Agreement as a current liability in the consolidated financial statements. Due to the covenant violations and limitations in the calculation of the borrowing base under the agreement, the Company does not presently have additional borrowing capacity available to it under the line of credit.

 Convertible Subordinated Notes

   The 4 1/2% Convertible Subordinated Notes (the "Notes") were issued by HMG on September 15, 1997 and mature on September 15, 2004. The Notes were issued under an Indenture Agreement (the "Indenture") that provides that the Notes are convertible at the option of the holder into shares of common stock of the Company at a conversion rate of $55.26 per share, subject to adjustment for certain events (as defined in the Indenture). As a result of purchase accounting adjustments related to the merger, the recorded book value of the Notes was adjusted to reflect the fair market value on the date of the merger. Accordingly, a discount of $70.3 million was recorded. For the years ended December 31, 2000 and 1999, accretion of this discount amounted to $10.8 million and $1.6 million, respectively, which resulted in effective interest rates on the Notes of 15.79% for both years, and is included in interest expense.

   Interest on the Notes is payable semiannually, in arrears, on March 15 and September 15 of each year, with principal due at maturity. The Company did not pay the $4.2 million interest payment due on March 15, 2001. If payment is not made within the 30-day grace period, the entire balance of the Notes would become callable.

   The Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after September 15, 2000, at the redemption prices (expressed as percentages of the principal amount) set forth below, plus accrued and unpaid interest and liquidated damages, if any, to, but excluding, the redemption date.

         Year                                         Percentage
         ----                                         ----------
         2001........................................   101.93
         2002........................................   101.28
         2003........................................   100.64
         2004........................................   100.00

   Holders of the Notes may, at their option, require that the Company repurchase all or a portion of the Notes upon the occurrence of a "change of control" (as defined in the Indenture) at a cash price equal to 100% of the principal amount, together with accrued and unpaid interest and liquidated damages, if any, to the date of purchase.

 Taxable Revenue Bonds, Series 1998

   In conjunction with the HMG merger, the Company assumed an aggregate principal amount of $30.0 million of Mississippi Business Finance Corporation Taxable Revenue Bonds, Series 1998 (the "Bonds"). On September 26, 2000, the Company paid off these Bonds in the aggregate principal amount of $30.0 million. The Bonds, originally issued on January 1, 1998, were scheduled to mature on December 31, 2013. Interest on the bonds was payable semiannually, in arrears, on June 30 and December 31 of each year, at an annual interest rate of 6.39%.

                          FRIEDE GOLDMAN HALTER, INC.

 Other Debt

   In December 1997, the Company issued bonds under Title XI that are guaranteed by MARAD to partially finance construction of the Company's FGO East Facility. The bonds bear interest at a rate of 6.35% and are payable over 15 years in semi-annual installments. As a result of the matters discussed in conjunction with the Restated Credit Agreement and due in part to cross default provisions included in the financing agreement, the Company is not in compliance with certain covenants in the financing agreement related to the bonds. The Company has not obtained waivers of the violations and accordingly, has reclassified the amounts outstanding as a current liability in the consolidated financial statements.

 Debt Issuance Costs

   Other assets include net debt issuance costs of $8.2 million and $6.9 million at December 31, 2000 and 1999, respectively. Accumulated amortization of debt issuance costs was $3.3 million and $0.5 million at December 31, 2000 and 1999, respectively.

 Summary of Debt Maturities

   A summary of contractual debt maturities, including the discount on the Convertible Subordinated Notes, over the next five years follows:

         Years ending December 31,                    Amount
         -------------------------                --------------
                                                  (in thousands)
         2001....................................    $74,877
         2002....................................      4,594
         2003....................................      2,758
         2004....................................    187,433
         2005....................................      3,001

   Debt maturities for 2001 include $66.2 million in long-term debt that was in default as of December 31, 2000.

 Fair Value of Debt

   The fair value of the Company's 4 1/2% Convertible Subordinated Notes as of December 31, 2000 was $97.1 million. The fair value of the Company's remaining long-term debt, including the debt under the Restated Credit Facility, was approximately $66.1 million as of December 31, 2000. This amount was estimated based upon a discounted cash flow analysis using the Company's incremental borrowing rate and the contractual payment terms of the respective debt agreements including the agreements for the long-term debt in default.

12. Employee Benefit Plans

 Pension Plan

   In conjunction with the HMG merger, the Company assumed responsibility for HMG's pension plan. The plan was frozen effective March 31, 1998. The plan provides income and death benefits for eligible employees who were members of the plan at the time of curtailment. The Company's policy is to fund retirement costs accrued but only to the extent such amounts are deductible for income tax purposes. Plan assets include cash, short-term debt securities, and other investments. Benefits are based on years of credited service and compensation.

                          FRIEDE GOLDMAN HALTER, INC.

   The Company has adopted Statement of Financial Accounting Standard No. 132, "Employer's Disclosures about Pension and Other Postretirement Benefits," which requires the following disclosures about pension and other postretirement benefit plans.

                                                                 December 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
   Change in benefit obligation:
    Benefit obligation at beginning of period................... $8,306  $9,274
    Interest cost...............................................    648     476
    Actuarial losses (gains)....................................    337  (1,412)
    Benefits paid...............................................   (234)    (32)
                                                                 ------  ------
    Benefit obligation at end of year...........................  9,057   8,306
                                                                 ------  ------
   Change in plan assets:
    Fair value of plan assets at beginning of period............  9,793   9,625
    Actuarial return on plan assets.............................   (224)    200
    Benefits paid...............................................   (234)    (32)
                                                                 ------  ------
    Fair value of plan assets at end of year....................  9,335   9,793
                                                                 ------  ------
    Funded status of the plan...................................    278   1,487
    Unrecognized net actuarial losses (gains)...................  1,305    (133)
                                                                 ------  ------
    Prepaid benefit cost........................................ $1,583  $1,354
                                                                 ======  ======
   Weighted-average assumptions as of December 31:
    Discount rate...............................................   7.50%   7.75%
    Expected return on plan assets..............................   9.00%   9.00%
    Rate of compensation increase...............................   4.75%   4.75%

 Deferred Compensation Plan

   The Company sponsored a deferred compensation plan for the benefit of certain management personnel which is primarily funded by life insurance policies. The cash surrender value of these policies and the related liabilities are included in current assets and liabilities in the accompanying balance sheet. The cost of this plan is not material. The plan was terminated subsequent to the end of the year.

 401(k) Plan

   The Company has a contributory 401(k) plan in which employees of the Company may participate. Under the plan, eligible employees are allowed to make voluntary pretax contributions which are matched, up to certain limits, by the Company. Employer contributions to the plan are subject to approval by the Board of Directors and were $2.7 million, $1.5 million, and $0.7 million during the years ended December 31, 2000, 1999 and 1998, respectively.

 Incentive Compensation Plan

   The Company has an Incentive Compensation Plan (the Plan) under which both qualified and non-qualified options, and restricted stock and other forms of incentive compensation may be granted. As of December 31, 2000, 7,599,611 shares of common stock were reserved for issuance under the Plan. The Plan is administered by a committee of the Board, which selects persons eligible

                          FRIEDE GOLDMAN HALTER, INC.

to receive options and determines the number of shares subject to each option, the vesting schedule, the exercise price and the duration of the option. The exercise price of any option granted under the Plan cannot be less than 100% of the fair market value of the Company's common stock on the date of grant and its duration cannot exceed 10 years.

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

   If the compensation cost for the Company's 2000, 1999, and 1998 grants for stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income (loss) per common share for the years ended December 31, 2000, 1999 and 1998 would have approximated the pro forma amounts in the following table.

                                2000                 1999                1998
                         --------------------  ------------------  -----------------
                            As                    As                  As
                         Reported   Proforma   Reported  Proforma  Reported Proforma
                         ---------  ---------  --------  --------  -------- --------
                                  (in thousands, except per share data)
Net income (loss)....... $(106,371) $(110,837) $(30,826) $(34,558) $35,286  $29,974
Net income (loss) per
 share:
 Basic.................. $   (2.39) $   (2.49) $  (1.18) $  (1.32) $  1.46  $  1.23
 Diluted................ $   (2.39) $   (2.49) $  (1.18) $  (1.32) $  1.43  $  1.22

   The weighted average grant date fair value of options granted during the year ended December 31, 2000 was $5.95. The fair value of options was estimated using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0%; (b) expected volatility of 1.04% (c) risk-free interest rate ranging from 5.00% to 5.27%; and (d) average expected life of 7 years.

   The weighted average grant date fair value of options granted during the year ended December 31, 1999 was $7.90. The fair value of options was estimated using the Black-Scholes option-pricing model with the following assumptions: (a) dividend yield of 0%; (b) expected volatility of 90.7%; (c) risk-free interest rate ranging from 6.6% to 6.71%; and (d) average expected life of 7 years.

   Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

                          FRIEDE GOLDMAN HALTER, INC.

   A summary of the Company's stock options as of December 31, 2000, 1999 and 1998 and changes during the years then ended is presented below:

                                  2000                   1999                  1998
                          ---------------------- --------------------- ---------------------
                                         Wgt.                  Wgt.                  Wgt.
                          Number Of   Avg. Exer. Number Of  Avg. Exer. Number Of  Avg. Exer.
                           Options      Price     Options     Price     Options     Price
                          ----------  ---------- ---------  ---------- ---------  ----------
Outstanding at beginning
 of year................   4,880,893    $10.45   1,054,110    $13.44     937,950    $ 7.08
Granted.................     782,650      6.44   3,914,500      9.65     355,053     25.02
Forfeited...............  (1,541,584)    11.48      (5,333)    10.66    (119,698)    10.31
Exercised...............      (3,000)     0.50     (82,384)     7.35    (119,195)     3.60
                          ----------             ---------             ---------
Outstanding at end of
 year...................   4,118,959    $ 9.12   4,880,893    $10.45   1,054,110    $13.44
                          ==========    ======   =========    ======   =========    ======
Options exercisable at
 year end...............   2,192,350    $ 9.65   1,552,478    $10.36     195,225    $ 8.14
Options vesting in
 future years...........   1,926,609      8.51   3,328,415     10.49     858,885     14.65
                          ----------             ---------             ---------
Options outstanding at
 year end...............   4,118,959    $ 9.12   4,880,893    $10.45   1,054,110    $13.44
                          ==========    ======   =========    ======   =========    ======

   The following table summarizes information about stock options outstanding at December 31, 2000:

                                 Options Outstanding        Options Exercisable
                           -------------------------------- --------------------
                                        Weighted
                                         Average
                                        Remaining  Weighted             Weighted
                                       Contractual Average              Average
Range of                     Number       Life     Exercise   Number    Exercise
Exercise Prices            Outstanding   (Years)    Price   Exercisable  Price
- ---------------            ----------- ----------- -------- ----------- --------
$ 0.500-3.560.............     89,200      7.0     $ 0.840      47,520  $ 0.500
  5.563-6.313.............    349,650     10.0       5.820      30,000    5.940
  6.500-7.875.............    415,000     10.0       7.040          --       --
  8.500...................    430,407      7.0       8.500     428,807    8.500
  8.750...................    327,050      9.0       8.750     107,927    8.750
  9.625...................  2,134,000      9.0       9.625   1,407,720    9.625
 11.375...................    232,000      9.0      11.375      76,560   11.375
 13.688-19.750............    113,000      9.0      15.180      72,310   15.250
 36.625-46.500............     28,652      7.8      38.651      21,507   39.260

                          FRIEDE GOLDMAN HALTER, INC.

13. Leases

   The Company leases certain land, office space, drydocks, and machinery and equipment under noncancelable operating leases which expire at various dates through the year 2037.

   Future minimum lease payments for long-term lease arrangements are as follows:

         Years Ending December 31,                    Amount
         -------------------------                --------------
                                                  (In thousands)
         2001....................................     $6,444
         2002....................................      6,343
         2003....................................      5,900
         2004....................................      4,046
         2005....................................      3,103
         Thereafter..............................      8,829

   Lease expense on long-term lease arrangements was $6.8 million, $1.8 million and $1.3 million for the years ended December 31, 2000, 1999, and 1998, respectively. The Company enters into short-term lease arrangements for equipment needed to fulfill the requirements of specific jobs. Any payments owed or committed under these lease arrangements as of December 31, 2000 are not included as part of total minimum lease payments. Rent expense for these arrangements was $5.4 million, $5.2 million and $5.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

14. Related Party Transactions

 Transactions with Stockholders

   During 2000 and 1999, the Company maintained cash deposits in a financial institution on whose board of directors the Company's Chairman is a member. Deposits in this bank totaled $13.1 million and $0.1 million as of December 31, 2000 and 1999, respectively.

   The Company has a cancelable lease arrangement on an aircraft with Equipment Management Systems, a company primarily owned by the Company's Chairman. Pursuant to the lease agreement, the Company paid $0.7 million, $0.9 million and $0.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

15. Contingencies

 Economic Incentive Program

   In connection with the construction of the FGO East Facility, the County of Jackson, Mississippi, agreed to dredge the ship channel and build roads and other infrastructure under an economic incentive program. The terms of the economic incentive program require that the Company maintain a minimum employment level of 400 jobs through the FGO East Facility during the primary term of the FGO East Facility's 20-year lease. If the Company fails to maintain the minimum employment level, the Company could be required to pay the remaining balance of the $6.0 million loan incurred by the county to finance such improvements. The Company was in compliance with this provision at December 31, 2000.

                          FRIEDE GOLDMAN HALTER, INC.

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

 Insurance

   The Company has a worker's compensation insurance program. Prior to March 1, 2000, Offshore Marine Indemnity Company ("OMIC"), a wholly-owned subsidiary of the Company, acted as a fronting reinsurance captive company in this program. At December 31, 2000 and 1999, the Company provided reserves for estimated losses from the program totaling $30.8 million and $22.1 million, respectively, of which $23.0 million and $9.6 million are included in non-current liabilities. Related receivables from OMIC's reinsurance carriers totaled $15.0 million and $9.6 million at December 31, 2000 and 1999, respectively. One of these reinsurance carriers is under the supervision of insurance regulators. The receivable due from the Company was approximately $11.0 million at December 31, 2000. Management believes that the amounts due are recoverable.

 Other

   The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

16. Contractual Matters

   The Company has construction contracts on fixed priced terms which it accounts for under the percentage of completion method as described in Note 2. Adjustments to such contracts could have a material impact on the Company's results of operations. At December 31, 2000, the Company had two outstanding contracts for which significant losses were incurred as described below.

 Ocean Rig

   Since January 2000, when the Company entered into a Confidential Settlement Agreement ("Settlement Agreement") with Ocean Rig to resolve disputes with respect to contracts to construct two Bingo design semi-submersible offshore drilling rigs, the Company continued to experience significant continuing cost overruns and delays in the construction of the project. As a result, the Company recorded provisions for contract losses during the second, third and fourth quarters of 2000 of approximately $24.6 million, $7.0 million and $38.2 million, respectively, related to this project. Losses for the fourth quarter include a provision for all losses the Company incurred through the date of the March 9, 2001 amendment to the contract, at which time the contract was converted to a "time and materials" basis. The significant events which occurred during 2000 and 2001 to date related to this project are discussed below. At December 31, 2000 approximately $21.1 million was included in the reserve for losses on uncompleted contracts on the consolidated balance sheet for the Ocean Rig contract.

                          FRIEDE GOLDMAN HALTER, INC.

   Delays and cost increases related to additional design changes initiated by Ocean Rig and the late delivery by Ocean Rig of information and equipment the Company was required to provide continued after the Settlement Agreement. Ocean Rig denied responsibility for these delays and cost increases. This post Settlement Agreement dispute was resolved pursuant to a negotiated Co-operation Agreement dated November 30, 2000 (the "Co-operation Agreement") which provided for additional compensation to Friede Goldman Halter from Ocean Rig and revised delivery dates of March 2001 and June 2001 and imposition of liquidated damages thereafter at the rate and subject to the maximum amount stated in the Settlement Agreement.

   Despite the Company's best efforts to progress the project consistent with the terms of the Co-operation Agreement, it continued to experience additional cost overruns and delays which have had a significant adverse impact on the Company's financial results in the fourth quarter 2000 and its current financial condition. On March 1, 2001, the Company stopped work on the Ocean Rig project and Ocean Rig commenced an arbitration proceeding in London. Further, on March 2, 2001, Ocean Rig commenced proceedings before the United States District Court for the Southern District of Mississippi seeking possession of the rigs. On March 9, 2001, the parties entered into a further agreement (the "Remuneration Agreement") in order to resolve the disputes which had arisen between them since the date of the Co-operation Agreement, to amend certain of the provisions of the completion contracts, the Settlement Agreement and the Co-operation Agreement and to ensure the successful and timely completion of the rigs to the mutual benefit of both parties.

   In accordance with the Remuneration Agreement, Ocean Rig was granted control over the rig projects and will pay the Company a contractually established rate for equipment, personnel and labor provided by us to cover the costs of completing the projects. As a further result of the agreement, Ocean Rig has withdrawn the arbitration and other legal proceedings. The Company also agreed to issue 2.0 million warrants to Ocean Rig ASA to purchase the Company's common stock at a strike price of $5.00 per share.

   The Company anticipates that shipyard construction of the first rig will be completed in April 2001 and that the rig will then leave for sea trials. The Company anticipates that shipyard construction of the second rig will be completed approximately 90 days after the first rig is completed with sea trials to follow.

 Petrodrill

   In April 1998, one of the Company's subsidiaries ("FGOT") entered into contracts to construct two semi-submersible drilling rigs for two newly formed entities, Petrodrill IV, Ltd. and Petrodrill V, Ltd. ("Petrodrill"). After the commencement of construction, FGOT began to experience delays in the production schedule and increased costs due, in whole or part, to delays caused by Petrodrill and by subcontractors nominated by Petrodrill. In addition, FGOT had to perform as the lead yard as opposed to a follow-on yard as initially anticipated by the contracting parties.

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

                          FRIEDE GOLDMAN HALTER, INC.

delivery dates. Petrodrill was also advised that the rigs could not be completed by their respective existing delivery dates.

   In January 2000, FGOT notified Petrodrill that it was mitigating its and Petrodrill's damages by deferring certain fabrication efforts until engineering work could be completed so that the Company could determine the ultimate construction to go forward in an efficient manner. FGOT also notified Petrodrill that it believed it was entitled to additional monetary compensation from Petrodrill as a result of delay, disruption, inefficiencies and other direct and indirect costs caused by, among other things, delays by Petrodrill and its nominated subcontractors and by FGOT being required to perform as the lead yard.

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

   On May 26, 2000, FGOT entered into amended contractual arrangements with Petrodrill which provided for an increase in the contract price of $3.0 million for each rig and an additional payment of $6.4 million per rig subject to daily reduction for late delivery at a rate of approximately $139,000 per day from 15 to 60 days until exhausted and revised delivery dates of September 2001 and December 2001 and settled all of the related litigation. There can be no assurance that these delivery dates will not be changed. The parties also agreed to increased liquidated damages for late delivery of $20,000 per day commencing on the 61st day after the revised delivery date, increasing to $40,000 per day commencing on the 91st day after the revised delivery date, of up to a maximum of $4.2 million per rig. In the fourth quarter 2000, the Company revised its estimate of the costs to complete the rigs. The Company estimates it will incur approximately $121.7 million in costs in excess of the amended contract price to complete the rigs.

   On February 28, 2001, the Company announced an agreement in principle with the surety company which wrote the performance bonds on the Petrodrill project, pursuant to which the surety company has agreed to provide certain funding for the completion of construction of the two rigs. The Agreement provides that the surety company will contract with FGOT for FGOT's completion of the project on a "time and materials" basis, including payment of all direct labor and fringe benefit costs, materials, subcontractor and other costs and an allocation for overhead and general and administrative expenses. The terms of the final agreement have not been negotiated and inability to reach an agreement could result in the surety ceasing to provide funding. The objective of the agreement with the surety company is to provide the Company sufficient funds to be able to complete the projects with a minimal amount of future delay and additional cost. The agreement with the surety company does not, however, transfer the risks associated with the additional cost overruns or delays from the Company as the Company will be ultimately liable to the surety company for all amounts advanced.

                          FRIEDE GOLDMAN HALTER, INC.

   If the surety company chooses not to make such advances, and the Company is unable to secure alternative sources of financing, the Company may be unable to continue construction or otherwise perform its obligations under the Petrodrill contracts. Further, if the Company is unable to negotiate repayment terms which are acceptable to both the surety company and the Company, the surety company may, within the authority of the General Indemnity Agreement demand immediate repayment of all amounts advanced. A determination by the surety company at any point not to continue to provide such advances or a decision by the surety company to seek immediate repayment of advances, could have a material adverse effect on our operating results and financial condition.

   At December 31, 2000 approximately $80.9 million was included in the reserve for losses on uncompleted contracts on the consolidated balance sheet for the Petrodrill contract.

17. Stockholders' Equity

 Stockholder Rights Plan

   The Company adopted a stockholder rights plan on December 4, 1998, designed to assure that its stockholders receive free and equal treatment in the event of a takeover of the Company and to guard against partial tender offers, squeeze-outs, open market accumulations, and other abusive tactics to gain control without paying all stockholders a fair price. The rights plan was not adopted in response to any specific takeover proposal. Under the rights plan, the Company's shareholders were issued a Preferred Stock Purchase Right on each share of the Company's common stock. Each right entitles its holder to purchase one one-thousandth of a share of a new series of Junior Preferred Stock, par value, $0.01 per share, for $75 per share. The Purchase Right grant was made on December 21, 1998, to stockholders of record at that date. The rights will expire on February 26, 2006.

18. Research and Development

   FGL performs new design work on rigs for subsequent licensing. The costs of developing designs that are not performed pursuant to a customer's contract are charged to cost of revenue earned as incurred. Such charges amounted to $0.4 million, $0.8 million and $1.2 million for the years ended December 31, 2000, 1999 and 1998.

19. Business Segments

   The Company classifies its business into three segments: Vessels, Offshore, and Engineered Products. Operations within the Vessels segment include the new construction of a wide variety of vessels for the government, offshore energy and commercial markets. Products in this segment include offshore support vessels and offshore double hull tank barges for energy markets; offshore and inland tug boats, ocean-going barges and oil spill recovery vessels for commercial markets; and, oceanographic survey and research ships, high-speed patrol boats and ferries for government markets. Operations within the Offshore segment include the new construction, conversion and repair of mobile offshore drilling rigs and production platforms. Operations within the Engineered Products segment include the design, manufacture and marketing of cranes, mooring systems, derricks, and other marine deck equipment. The Company evaluates the performance of its segments based upon income before interest and income taxes as these expenses are not allocated to the segments.

                          FRIEDE GOLDMAN HALTER, INC.

   Selected information as to the operations of the Company by segment is set forth below.

                                         Year ended December 31, 2000
                         --------------------------------------------------------------
                                            Engineered
                         Vessels  Offshore   Products  Corporate  Eliminations  Total
                         -------- --------  ---------- ---------  ------------ --------
                                                (in thousands)
Revenues................ $215,239 $365,746   $124,105  $     --    $      --   $705,090
Cost of revenues........  194,637  433,476    102,559        --           --    730,672
Operating income
 (loss).................   14,548  (83,198)    10,695   (32,089)          --    (90,044)
Capital expenditures....    1,101    2,955      1,333       189           --      5,578
Total assets............  128,953  281,733     99,835   682,293     (370,800)   822,014

                                          Year ended December 31, 1999
                         ----------------------------------------------------------------
                                            Engineered
                         Vessels  Offshore   Products  Corporate  Eliminations   Total
                         -------- --------  ---------- ---------  ------------ ----------
                                                 (in thousands)
Revenues................ $ 38,920 $400,520   $40,258   $     --    $      --   $  479,698
Cost of revenues........   32,971  408,684    32,736         --           --      474,391
Operating income
 (loss).................    4,225  (24,634)       10    (18,345)          --      (38,744)
Capital expenditures....      401    6,527       310        264           --        7,502
Total assets............  256,803  318,561    82,626    492,789     (140,288)   1,010,491

                                    Year ended December 31, 1998
                         ----------------------------------------------------
                                  Engineered
                         Offshore  Products  Corporate  Eliminations  Total
                         -------- ---------- ---------  ------------ --------
                                             (in thousands)
Revenues................ $331,753  $51,906   $     --     $   (746)  $382,913
Cost of revenues........  254,226   39,986         --         (500)   293,712
Operating income
 (loss).................   64,316    3,899    (11,464)        (249)    56,502
Capital expenditures....   58,675    1,005      1,058           --     60,738
Total assets............  256,315   69,126     81,473      (92,354)   314,560

   The Company's revenues attributable to the country of domicile and to foreign countries based on the location of the customer are as follows:

                                                       Years Ended December 31,
                                                      --------------------------
                                                        2000     1999     1998
                                                      -------- -------- --------
                                                            (in thousands)
      United States.................................. $436,054 $245,341 $233,389
      China..........................................   92,470      650   13,283
      Norway.........................................  106,113  151,775   62,254
      Netherlands....................................   20,602      624       --
      Canada.........................................   11,507   17,547   35,363
      France.........................................   11,046   12,679   12,262
      Bahamas........................................      621   23,695       --
      Other..........................................   26,677   27,387   26,362
                                                      -------- -------- --------
                                                      $705,090 $479,698 $382,913
                                                      ======== ======== ========

   At December 31, 2000, the Company had $57.1 million in long-lived assets which were held in foreign countries with amounts of $41.5 million and $15.6 million in Canada and France, respectively. Included in the long-lived assets held in France at December 31, 2000 were $7.4 million in net

                          FRIEDE GOLDMAN HALTER, INC.

intangible assets. At December 31, 1999, the Company had $64.2 million in long lived assets which were held in foreign countries with amounts of $46.2 million and $18.0 million in Canada and France, respectively. Included in the long-lived assets held in France at December 31 1999 were $8.3 million in net intangible assets.

20. Income Taxes

   Income (loss) before income taxes for the years ended December 31, 2000, 1999 and 1998 was comprised of the following:

                                                     Years Ended December 31,
                                                    ----------------------------
                                                      2000       1999     1998
                                                    ---------  --------  -------
                                                          (in thousands)
      Domestic..................................... $(131,368) $(51,573) $46,903
      Foreign......................................     3,955     3,606    9,062
                                                    ---------  --------  -------
      Total........................................ $(127,413) $(47,967) $55,965
                                                    =========  ========  =======

   Income tax expense (benefit) included in the statement of operations for the years ended December 31, 2000, 1999 and 1998 was as follows:

                                                    Years Ended December 31,
                                                    ---------------------------
                                                      2000      1999     1998
                                                    --------  --------  -------
                                                         (in thousands)
      Current:
       Domestic.................................... $ (3,080) $(24,360) $17,448
       Foreign.....................................       --       683    2,526
                                                    --------  --------  -------
                                                      (3,080)  (23,677)  19,974
                                                    --------  --------  -------
      Deferred:
       Domestic....................................  (48,203)    5,716      922
       Foreign.....................................    1,730       820     (217)
       Change in valuation allowance...............   28,511        --       --
                                                    --------  --------  -------
                                                     (17,962)    6,536      705
                                                    --------  --------  -------
      Total........................................ $(21,042) $(17,141) $20,679
                                                    ========  ========  =======

                          FRIEDE GOLDMAN HALTER, INC.

   Income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as a result of the following:

                                             December 31,
                            -----------------------------------------------------
                                 2000               1999               1998
                            ----------------   ----------------   ---------------
                                       % of               % of
                                      Pretax             Pretax             % of
                                      Income             Income            Pretax
                              Tax     (Loss)     Tax     (Loss)     Tax    Income
                            --------  ------   --------  ------   -------  ------
                                            (in thousands)
Federal income tax expense
 (benefit) computed on
 income (loss) before
 taxes..................... $(44,595) (35.0)%  $(16,788) (35.0)%  $19,587   35.0%
 Amortization of goodwill..    1,910    1.5         612    1.3        117    0.2
 Taxes on foreign source
  income...................       --     --          --     --        127    0.2
 Domestic tax credits......   (2,231)  (1.8)         --     --       (350)  (0.6)
 State income tax..........   (4,205)  (3.3)     (1,678)  (3.5)     1,551    2.8
 Change in valuation
  allowance................   28,511   22.4          --     --         --     --
 Other.....................     (432)  (0.3)        713    1.4       (353)  (0.7)
                            --------  -----    --------  -----    -------   ----
 Income tax expense
  (benefit)................ $(21,042) (16.5)%  $(17,141) (35.8)%  $20,679   36.9%
                            ========  =====    ========  =====    =======   ====

   Temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities gave rise to the following deferred income taxes at December 31, 2000 and 1999:

                                                December 31,
                               -----------------------------------------------
                                        2000                    1999
                               ----------------------- -----------------------
                                              Non-                    Non-
                                 Current     Current     Current     Current
                                  Asset       Asset       Asset       Asset
                               (Liability) (Liability) (Liability) (Liability)
                               ----------- ----------- ----------- -----------
                                               (in thousands)
Fixed assets..................   $    --    $(42,135)    $    --    $(49,192)
Deferred government subsidy...        --      11,130          --      11,871
Foreign tax credit............        --       2,276          --       2,490
Accounts receivable
 valuation....................     1,254          --          --          --
Inventories valuation.........     3,136          --          --          --
Accrued liabilities...........     9,957       3,688       7,242       2,985
Contact reserves..............    38,759          --      26,939          --
Fair value adjustment for
 contracts in progress at
 acquisition..................     4,370          --      11,222          --
Long-term contracts...........   (24,754)         --          --          --
Other.........................    (1,725)        (36)         --         128
Debt discount.................        --     (18,087)         --     (26,925)
AMT carryforward..............        --       2,231          --          --
NOL carryforward..............        --      83,932          --       4,758
Valuation allowance...........        --     (67,404)         --      (2,305)
                                 -------    --------     -------    --------
Deferred income tax asset
 (liability)..................   $30,997    $(24,405)    $45,403    $(56,190)
                                 =======    ========     =======    ========

                          FRIEDE GOLDMAN HALTER, INC.

   At December 31, 2000, the Company had net operating loss carryforwards
(NOLs) of $217.2 million and $2.7 million available to offset future U.S. and Canadian taxable income, respectively. The U.S. NOLs expire in 2014 and 2015 and the Canadian NOLs expire in 2007.

   Management assesses the realizability of the net deferred tax asset based on future reversals of existing temporary differences, recoverable taxes previously paid and tax planning strategies. A deferred tax valuation allowance is established, if needed, to limit the net deferred tax asset to its realizable value. The valuation allowance at December 31, 2000 was primarily established for the deferred tax assets related to the Company's U.S. NOLs and the tax effects of differences between the financial reporting values and tax bases of certain assets acquired and liabilities assumed in the HMG merger. The total valuation allowance of $67.4 million includes a valuation allowance of $36.8 million related to the deferred tax assets recorded in the HMG merger. If management's assessment of the deferred tax asset related to the HMG merger indicates these amounts will be realizable in the future, the tax benefit related to the change in the valuation allowance will be applied to reduce goodwill recorded in the HMG merger.

21. Reconciliation of Net Income (Loss) Per Share

   The following table sets forth the computation of basic and diluted net income (loss) per share:

                                               Years Ended December 31,
                                        -----------------------------------------
                                            2000           1999         1998
                                        -------------  ------------  ------------
                                        (in thousands, except per share data)
   Numerator:
    Net income (loss).................  $    (106,371) $    (30,826) $    35,286
                                        =============  ============  ===========
    Numerator for net income (loss)
     per share, diluted...............  $    (106,371) $    (30,826) $    35,286
                                        =============  ============  ===========
   Denominator:
    Denominator for net income (loss)
     per share-weighted average shares
     outstanding......................         44,562        26,148       24,211
    Effect of dilutive securities:
     Stock options....................             --            --          388
                                        -------------  ------------  -----------
    Denominator for net income (loss)
     per share, diluted...............         44,562        26,148       24,599
                                        =============  ============  ===========
   Net Income (loss) per share........  $       (2.39) $      (1.18) $      1.46
                                        =============  ============  ===========
   Net Income (loss) per share,
    diluted...........................  $       (2.39) $      (1.18) $      1.43
                                        =============  ============  ===========

                          FRIEDE GOLDMAN HALTER, INC.

   The effect on net income per share, diluted, would be anti-dilutive if the stock options and the conversion of the 4 1/2% Convertible Subordinated Notes had been assumed in the computation for 2000 and 1999.

22. Unaudited Quarterly Financial Data

                                                Quarter Ended
                                  --------------------------------------------
2000                              March 31  June 30   September 30 December 31
- ----                              --------  --------  ------------ -----------
                                                (in thousands)
Contract revenue................. $211,853  $194,006    $162,180    $137,051
Gross profit (loss)..............   20,569    (7,341)      8,629     (47,439)
Operating income (loss)..........    4,737   (23,903)     (7,628)    (63,250)
Income (loss) before taxes and
 extraordinary loss..............   (3,954)  (33,524)    (14,909)    (71,173)
Extraordinary loss...............       --        --          --      (3,853)
Net income (loss)................   (3,128)  (18,091)     (9,402)    (75,750)
Net income (loss) per share,
 basic:
 Net income (loss) before
  extraordinary loss.............    (0.08)    (0.44)      (0.19)      (1.48)
 Extraordinary loss..............       --        --          --       (0.08)
                                  --------  --------    --------    --------
  Net income (loss)..............    (0.08)    (0.44)      (0.19)      (1.56)
                                  ========  ========    ========    ========

   Results of operations for the second and fourth quarter include downward negative adjustments in revenues and gross profit as a result of a change in estimate to complete the Ocean Rig projects. In addition, the Company did not provide a tax benefit in the fourth quarter.

                                                   Quarter Ended
                                     ------------------------------------------
1999                                 March 31 June 30  September 30 December 31
- ----                                 -------- -------- ------------ -----------
                                                   (in thousands)
Contract revenue.................... $145,156 $133,488   $51,699     $149,355
Gross profit (loss).................   25,923   20,092    (4,433)     (36,275)
Operating income (loss).............   16,009   12,253   (11,533)     (55,473)
Income (loss) before taxes..........   15,211   11,300   (12,953)     (61,525)
Net income (loss)...................   10,007    8,028    (8,528)     (40,333)
Net income (loss) per share.........
 Basic..............................     0.43     0.34     (0.36)       (1.39)
 Diluted............................     0.43     0.34     (0.36)       (1.39)

   Results of operations for the third and fourth quarters of 1999 include a downward adjustment in revenues and gross profits as a result of a change in estimate to complete the Ocean Rig projects.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2001.

                                          FRIEDE GOLDMAN HALTER, INC.

                                                   /s/ John F. Alford
                                          By: _________________________________
                                                       John F. Alford
                                               President and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf of the registrant and in the capacities indicated on April 2, 2001.

              Signature                                   Title
              ---------                                   -----

        /s/ John F. Alford             President and Chief Executive Officer
______________________________________
            John F. Alford

     /s/ Robert L. Champagne           Executive Vice President and Chief
______________________________________  Financial Officer
         Robert L. Champagne

      /s/ John J. Siben, II            Vice President and Chief Accounting Officer
______________________________________
          John J. Siben, II

        /s/ J.L. Holloway              Chairman of the Board
______________________________________
            J.L. Holloway

        /s/ Alan A. Baker              Director
______________________________________
            Alan A. Baker

        /s/ T. Jay Collins             Director
______________________________________
            T. Jay Collins

      /s/ Angus R. Cooper II           Director
______________________________________
          Angus R. Cooper II

        /s/ Barry J. Galt              Director
______________________________________
            Barry J. Galt

      /s/ Jerome L. Goldman            Director
______________________________________
          Jerome L. Goldman

         /s/ Gary L. Kott              Director
______________________________________
             Gary L. Kott

       /s/ Raymond E. Mabus            Director
______________________________________
           Raymond E. Mabus