Form 10-K405/A
period 2000-12-31
FRIEDE GOLDMAN HALTER INC
filed 2001-05-15
CIK 1039780

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                               TABLE OF CONTENTS


Explanatory Statement                                                         3

                                   PART III
Item 10. Directors and Executive Officers of the Registrant                   3
Item 11. Executive Compensation                                               5
Item 12. Security Ownership of Certain Beneficial Owners and Management      10
Item 13. Certain Relationships and Related Transactions                      11

Exhibit Index                                                                14

                                   PART III

Explanatory Statement

   Friede Goldman Halter, Inc. (the "Company") previously timely filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and indicated on the cover page thereof that portions of the Company's proxy to be filed within 120 days of the Company's fiscal year end were incorporated into to
Part III thereof. However, as a result of the Company's filing on April 19, 2001 of a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, the Company has cancelled its annual meeting until such future time as may be appropriate and does not plan to distribute a proxy statement to shareholders at this time. In addition, the Company filed a Notification of Late Filing on Form 12b-25 on May 1, 2001 in order to complete the preparation and filing of this Form 10-K/A without unreasonable effort and expense. Accordingly, pursuant to General Instruction G(3) of Form 10-K, the Company is filing in this Form 10-K/A the information required by Part III of Form 10-K.


ITEM 10.   DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following individuals were elected at the annual meeting of shareholders held on May 16, 2000 to serve as directors of the Company until the annual meeting of stockholders in the year 2001 and until their respective successors are duly elected and qualified. As a result of the cancellation of such annual meeting until such future time as may be appropriate, no election of directors of the Company will occur at this time.


INFORMATION ABOUT THE DIRECTORS

  ALAN A. BAKER, age 69. Director since 1997. Mr. Baker is the retired Chairman of Halliburton Energy Services, a position he held from 1992 to 1995. He also served as the Chief Executive Officer of Halliburton Energy Services Group from 1992 to 1993. Mr. Baker has served as a consultant to Halliburton Company, a director of Noble Affiliates, Inc., a worldwide oil and gas exploration and production company, Crestar Energy, an oil and gas exploration and production company and Nova Technology, a deepwater oil and gas service company.

  T. JAY COLLINS, age 54. Director since 1997. He is currently the President of Oceaneering International, Inc., a position he has held since November 1998. From May 1995 to November 1998, he served as Executive Vice President of Oilfield Marine Service at Oceaneering International, Inc. From 1993 to 1996, Mr. Collins served as Senior Vice President and Chief Financial Officer of Oceaneering International, Inc. Prior to joining Oceaneering International, Inc., Mr. Collins spent six years at Teleco Oilfield Services, Inc., most recently as Executive Vice President, Finance and Administration. Mr. Collins received a B.A. and M.E. from Rice University and an M.B.A. from Harvard University.

  ANGUS R. COOPER, II, age 58. Director since November 3, 1999. Mr. Cooper served as a Director of Halter Marine Group, Inc. from April 1997 through the time of the merger. Mr. Cooper is Chairman of the Board and Chief Executive Officer of Cooper/T. Smith Corporation, a shipping service company headquartered in Mobile, Alabama which operates in 30 ports on the East, Gulf and West Coasts of the United States, plus operations in Brazil, Colombia, Mexico and Venezuela. He currently serves on the Board of Directors of the Coast Guard Foundation, World Business Council and Executive Hall of Fame.

  BARRY J. GALT, age 67. Director since November 3, 1999. Mr. Galt was a director of Halter Marine Group, Inc. since November 1997. Mr. Galt is a director, and prior to his retirement on March 30, 1999, served since 1983 as Chairman and Chief Executive Officer of Ocean Energy,

Inc., formerly named Seagull Energy Corporation, a diversified energy company engaged in oil and gas exploration and development. He is also a director of Trinity Industries, Inc., a director of StanCorp Financial Corp., Inc., an insurance company, and a Houston area advisory director of Chase Bank of Texas.

  JEROME L. GOLDMAN age 76. Director since 1997. Mr. Goldman is currently the Chairman and sole owner of J. L. Goldman Associates, Inc., naval architects and marine engineers. Mr. Goldman previously served as Chairman of Friede & Goldman, Ltd. since co-founding the Company in 1949.

  J.L. HOLLOWAY, age 56. Chairman of the Board of Directors since April 1997. Mr. Holloway served as the Chief Executive Officer and President of Friede Goldman Offshore, Inc. (formerly HAM Marine, Inc.) from its formation in 1982 until April 1997. Mr. Holloway serves as a director of the Delta Health Group, a company that operates and manages health care facilities in the South and as President of State Street Properties, Inc., a commercial real estate development firm headquartered in Mississippi.

  GARY L. KOTT, age 59. Director since March 1999. Mr. Kott has served has a consultant in the private sector since July 1998. From April 1997 through June 1998, Mr. Kott served as Senior Vice President and Chief Financial Officer of Global Marine, Inc. From October 1979 through April 1997, Mr. Kott served as President and Chief Operating Officer of Global Marine Drilling Company, the principal operating subsidiary of Global Marine, Inc. Mr. Kott also is a director of Tesco Corporation, a drilling technology company based in Calgary, Canada, NS Group, Inc., a manufacturer of oilfield tubulars, and is an advisory director of Moncrief Willingham Energy Advisors, a partnership which manages investments in the energy sector.

  RAYMOND E. MABUS, age 52. Director since 1997. Mr. Mabus has served as President of Frontline Global Resources since October 1998 and as Of Counsel to the law firm of Baker, Donelson, Bearman & Caldwell since October 1996. From July 1994 through May 1996, Mr. Mabus served as Ambassador to the Kingdom of Saudi Arabia. From February 1992 through June 1994, Mr. Mabus served as Chairman of the Committee on the Future of the South and as a consultant in the private sector. From January 1988 through January 1992, Mr. Mabus served as Governor of the State of Mississippi. Mr. Mabus also serves as a director of the Kroll-O'Gara Company, a publicly-traded risk mitigation company and Foamex, Inc, a publicly traded maker of foam.

  See also "Executive Officers of the Registrant" included in form 10-K filed on April 2, 2000.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent (10%) of the Company's Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). These reports are also filed with the New York Stock Exchange and a copy of each report is required to be furnished to the Company.

  Additionally, SEC regulations require that the Company identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year. To the Company's knowledge, based solely on review of reports furnished to it and written representations that no other reports were required during and with respect to the year ended December 31, 2000, each individual who was required to file such reports during the year complied with the applicable filing requirements, except a certain untimely filing by Mr. Baker (one form 4 involving one transaction).

ITEM 11.   EXECUTIVE COMPENSATION

 Cash Compensation

  The following table sets forth certain summary information for the prior three years concerning the compensation earned by the Company's President and Chief Executive Officer (Mr. Alford), and the four other most highly compensated executive officers who earned in excess of $100,000 in 2000 (Messrs. Holloway, Schnoor, Juelich, McCreary and Rees). No information is included for one executive officer who joined the Company on November 13, 2000 and resigned on May 1, 2001 because he did not earn in excess of $100,000 from that date through the end of the year.

                          SUMMARY COMPENSATION TABLE

                                                                                           Long -
                                                                                           Term
                                                                                          Compen-
                                                                                           sation
                                                                                          _______
                                                           Annual Compensation             Stock            All
                                                                                           Option          Other
Name and                                                                                   Awards          Compen-
Principal Position                         Year           Salary           Bonus(1)       (Shares)         sation(2)
John F. Alford--President and              2000           $399,449              --           250,000        $48,770
 Chief Executive Officer                   1999           $258,031              --           515,000        $   534
                                           1998           $147,916        $120,000            70,000        $2 ,728

J.L. Holloway-Chairman and Former          2000(3)        $343,785              --                --        $37,701
 Chief Executive Officer                   1999           $496,567              --         1,090,000             --
                                           1998           $350,000        $500,000                --        $ 2,728

Ronald W. Schnoor--Group                   2000           $255,626              --                --        $ 7,665
 President - Offshore                      1999           $255,002              --            25,000        $   534
                                           1998           $162,500        $160,000                --             --

Richard J.  Juelich - Group                2000           $252,915              --                --        $20,667
 President - Engineered Products           1999           $ 42,152              --            50,000        $ 3,749
 Group                                     1998                 --              --                --             --

                                                                                           Long -
                                                                                           Term
                                                                                          Compen-
                                                                                           sation
                                                                                          _______
                                                         Annual Compensation               Stock            All
                                                         -------------------               Option          Other
Name and                                                                                   Awards          Compen-
Principal Position                        Year         Salary           Bonus(1)         (Shares)         sation(2)
------------------                        ----         ------           --------         --------         ---------
Richard T. McCreary - Group                2000        $190,000              --            10,000       $ 15,750
 President - Vessels                       1999        $ 31,667        $ 20,000            50,000       $  2,307
                                           1998              --              --                --             --

(1)  Includes bonuses of $500,000, $120,000, and $160,000 earned in 1998 but paid to Messrs. Holloway, Alford, and Schnoor, respectively, in 1999. Also includes bonus of $134,925 earned in 1999 but paid to Mr. Rees in 2000.
(2) All Other Compensation consists principally of the Company's matching contributions to 401(k) Retirement Plan accounts, term life insurance premiums paid by the Company and automobile allowances.
(3) Mr. Holloway resigned as Chief Executive Officer effective August 7, 2000 but remains as Chairman of the Board of Directors. Prior to his resignation as Chief Executive Officer Mr. Holloway's annual compensation was $500,000. Effective with his resignation as Chief Executive Officer, Mr. Holloway's annual compensation was reduced to $250,000.


INCENTIVE AND OTHER EMPLOYEE BENEFIT PLANS

 Stock Options

  The following table contains information concerning the grant of stock options with respect to fiscal 2000 for each of the executives named in the Summary Compensation Table.


                                                 OPTION GRANTS IN LAST FISCAL YEAR





                                                                                        Potential Realizable
                                                                                              Value
                           Individual Grants                                              at Assumed Annual
                       -----------------------------                                    Rates of  Stock Price
                                            Percent                                        Appreciation For
                                              Of                                              Option Term
                                             Total                                    ----------------------------
                                            Options
                                            Granted
                                        To Employees       Exercise or     Expir-       At 5%              At 10%
                         Options            During          Base Price     ation        Annual             Annual
     Name                Granted             Year             ($/Sh)       Date         Growth             Growth
     ----                -------         -----------       -----------     ------       ------             ------
John F. Alford                250,000        32.5%            $6.50       8/07/10        $1,021,954        $2,589,831
Richard T. McCreary            10,000         1.3%            $6.31       3/28/10        $   39,702        $  100,613

  The following table sets forth information concerning each exercise of stock options by each of the named executive officers during the most recently completed fiscal year and the number of exercisable and unexercisable stock options held by them and the fiscal year-end value of the exercisable and unexercisable options.


                        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR -END OPTION VALUES

                                                                                              Value of
                                                                    Number of                Unexercised
                                                                   Unexercised              in-the-Money
                                                                   Options at                Options at
                                                                     Fiscal                    Fiscal
                                    Shares                          Year-End                 Year-End (2)
                                   Acquired                      -------------              ---------------
                                      On          Value           Exercisable/              Exercisable/
   Name                            Exercise      Realized         Unexercisable             Unexercisable
   ----                            --------      --------         -------------             ---------------
John F. Alford                         -                -         435,000                         $0
                                                                  400,000                         $0

J.L. Holloway                          -                -         596,667                         $0
                                                                  493,333                         $0

Ronald W. Schnoor                      -                -           8,333                         $0
                                                                   16,667                         $0

Richard  J. Juelich                    -                -          16,667                         $0
                                                                   33,333                         $0
Richard T. McCreary                    -                -          16,667                         $0
                                                                   43,333                         $0

 Employment Agreements

  J. L. Holloway. Mr. Holloway's employment agreement, as amended on August 7, 2000, has a two year term ending August 7, 2002. The employment agreement provides for an annual base salary of at least $250,000, subject to increases at the discretion of the board of directors. The employment agreement provides that Mr. Holloway will participate in Friede Goldman Halter's annual bonus plan and will be eligible to earn an annual bonus in an amount up to twice his annual base salary (as determined by the compensation committee of the board of directors of Friede Goldman Halter). The agreement also provides that during the term of the employment agreement, Friede Goldman Halter will contribute an amount equal to 10% of his base salary and his annual bonus to a deferred compensation plan. Mr. Holloway also received options to purchase 325,000 shares of the Company's common stock which options shall vest ratably over the next four years. In addition, Mr. Holloway will be eligible to receive incentive compensation awards on a year-to-year basis.

  Mr. Holloway's employment agreement may be terminated at any time by resignation or by termination by Friede Goldman Halter. Whether voluntary or involuntary termination or resignation, Mr. Holloway would be entitled to the following severance benefits: (i) his base salary that was earned but unpaid as of the date of termination; (ii) his annual bonus for the fiscal years ended prior to the year of termination or resignation that was earned but unpaid as of the date of termination; (iii) accelerated vesting or the lapse of all restrictions on any compensation previously deferred on the behalf of Mr. Holloway and the payment of a lump sum amount equal to the value of the deferred compensation; (iv) continued participation in Friede Goldman Halter's health and welfare benefit plans for a period commencing on the date of his termination and ending on the third anniversary of the date of his termination; provided that any benefits received under the Friede Goldman Halter health and welfare plans will be reduced to the extent comparable benefits are received by him from other sources; and (v) accelerated vesting of outstanding stock options granted under the employment agreement which are not yet vested on the date of termination.

  Under his employment agreement, Mr. Holloway has non-solicitation and non-competition obligations toward Friede Goldman Halter for a period of one year following any termination of his employment.

  The employment agreement also provides that in the event any payments received by Mr. Holloway under the employment agreement or under any other plan of Friede Goldman Halter should be subject to any excise tax imposed under Section 4999 of the Internal Revenue Code of 1986 or any other similar tax or assessment, Friede Goldman Halter will pay Mr. Holloway the amount necessary to fully reimburse him for these excise taxes or assessments.

  John F. Alford. Mr. Alford's employment agreement, as amended on August 7, 2000, has a three-year term ending August 7, 2003 and is subject to automatic annual renewal beginning on the second anniversary of the effective date of the agreement; provided that either Friede Goldman Halter or Mr. Alford, as the case may be, may elect to terminate the agreement by providing the other party with at least 90 days' written notice prior to any year, beginning with the second anniversary of the effective date of the agreement.

  Mr. Alford will receive an annual base salary of at least $500,000 and will be eligible to participate in the annual bonus plan and earn an annual bonus in an amount up to 150% of his annual base salary (as determined by the compensation committee of the board of directors of Friede Goldman Halter). Mr. Alford also received options to purchase 250,000 shares of the Company's common stock, 100,000 of which vested immediately with the remaining 150,000 options vesting ratably over the next three years. In addition, Mr. Alford will be eligible to receive incentive compensation awards on a year-to-year basis.

  The failure of Friede Goldman Halter to extend the term of Mr. Alford's employment agreement will result in a severance payment. If Mr. Alford's employment is terminated by Friede Goldman Halter without "cause" or Mr. Alford resigns for "good reason," Mr. Alford will be entitled to the same severance benefits as provided to Mr. Holloway; provided, however, that Mr. Alford will be entitled to a lump sum cash payment of $750,000 and an additional lump sum payment of up to $750,000 based on the fair market value of his options at the date his employment terminates.

  For purposes of determining "good reason" in Mr. Alford's employment agreement, "good reason" generally consists of: (i) a material breach by Friede Goldman Halter of the employment agreement; (ii) a diminution of his responsibilities or title; (iii) a reduction in his base salary, annual bonus opportunity, welfare plan benefits, fringe benefits or incentive plan benefits;
(iv) the failure of Friede Goldman Halter to pay any compensation to him when due; (v) a substantial increase in his travel obligations; (vi) a relocation of his workplace without accommodation by Friede Goldman Halter; (vi) failure by Friede Goldman Halter to obtain a satisfactory agreement from a successor company to assume the obligations under his employment agreements; and (vii) termination of his employment without providing a notice of non-renewal of the employment agreement.

  Under his employment agreement, Mr. Alford has non-solicitation and non-competition obligations toward Friede Goldman Halter for a period of two years following the effective date of the merger.

  The employment agreement for Mr. Alford also provides that in the event any payments received by him under his employment agreement or under any other plan of Friede Goldman Halter should be subject to any excise tax imposed under
Section 4999 of the Internal Revenue Code of 1986 or any other similar tax or assessment, Friede Goldman Halter will pay Mr. Alford the amount necessary to fully reimburse him for these excise taxes or assessments.

  Ronald W. Schnoor. Mr. Schnoor's employment agreement has a term of three years provided that on the second anniversary of the completion of the merger and on each anniversary of this date, the term of the agreement will be automatically extended for one year. Either Friede Goldman Halter or Mr. Schnoor may elect to terminate the agreement by providing the other party with at least six months' written notice prior to each anniversary of the completion of the merger.

  The employment agreement provides for an annual base salary of $256,000, subject to increases in the discretion of the compensation committee. Mr. Schnoor's employment agreement may be terminated at any time by Friede Goldman Halter for "cause" ten days after written notice is provided to Mr. Schnoor. Upon termination, Mr. Schnoor will not be entitled to severance compensation. "Cause" is defined to include a material and irreparable breach of the agreement, gross negligence or a willful failure by Mr. Schnoor in performing his material duties under the employment agreement, acts of dishonesty or misconduct which have an adverse effect on Friede Goldman Halter, a conviction of or plea of nolo contendere to a felony crime involving moral turpitude, or chronic alcohol abuse or illegal drug abuse.

  If Mr. Schnoor's employment is terminated by Friede Goldman Halter without "cause" or he resigns for "good reason" (as defined below), he will be entitled to receive a lump-sum payment equal to one year's base salary at the rate in effect at that time. If Mr. Schnoor resigns his employment without "good reason," he will receive no severance compensation. Upon termination for any reason, Mr. Schnoor will be entitled to receive all compensation earned and all vested benefits and reimbursements through the effective date of his termination.

  "Good Reason" is defined in Mr. Schnoor's employment agreement to consist of a material breach by Friede Goldman Halter of the employment agreement occurring during the 30-day period preceding the date written notice of termination for good reason is provided to Friede

Goldman Halter which is not remedied by Friede Goldman Halter within 30 days after receipt of the notice.

  Under his employment agreement, Mr. Schnoor has non-solicitation and non-competition obligations toward Friede Goldman Halter for a period of one year following any termination of his employment.

 Change in Control Agreements

  Prior to its merger with and into the Company, Halter Marine Group, Inc. (HMG) entered into two Executive Severance Agreements (the "Change in Control Agreements") with certain of its officers ("the former HMG officers"), who are now officers of the Company, which provides certain severance benefits in the event of a change in control (as defined in the Change in Control Agreements) of HMG. As a result of the merger, the Company absolutely and unconditionally assumed, and is obligated under, each of the Change in Control Agreements. In connection with the merger, a change in control of HMG (as defined in the Change in Control Agreements) occurred. In the event of termination of employment of an affected former HMG officer by the Company, other than as a result of the officer's death, disability, or retirement, or for cause (as defined in the Change in Control Agreements), or if the officer terminates his employment for good reason (as defined in the Change in Control Agreements), the Company is obligated to pay the officer a lump sum equal to 2.99 times the amount of the officer's base salary and bonus paid to the officer during the twelve (12) months prior to the termination or, if higher, prior to the change in control. The severance benefits provided by the Change in Control Agreements also include the obligation to provide certain fringe benefits that the officer would have been entitled to if the officer had remained employed by the Company and certain other supplemental benefits. The Change in Control Agreements further provide that, if any payment to which an officer is entitled would be subject to excise tax imposed by Section 4999 of the Internal Revenue Code, then the Company will pay to the officer an additional amount so that the net amount retained by the officer is equal to the amount that otherwise would have been payable to the officer if no such excise tax had been imposed.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table shows the number of shares of Common Stock beneficially owned by each director; by the Company's Chief Executive Officer; by each executive officer of the Company named in the "Summary Compensation Table" set forth below under "Executive Compensation and Other Matters"; by all directors and executive officers (13 persons) as a group; and by such persons known to the Company to own beneficially more than five (5%) of the outstanding Common Stock of the Company.

  The information set forth in the following table, except where indicated, is as of the Record Date and, is based upon information supplied or confirmed by the named individuals:

                                                                          NUMBER OF SHARES          PERCENT
                                                                            BENEFICIALLY              OF
                               NAME                                          OWNED  (1)              CLASS
                               ----                                       ----------------          --------
J.L. Holloway.....................................................          8,852,805    (3)         18.2%
Alan A. Baker.....................................................             12,667    (3)         *
T. J. Collins.....................................................             13,667    (3)         *
Angus R. Cooper II................................................             48,363    (3)         *
Barry J. Galt.....................................................              8,667    (3)         *
Jerome L. Goldman.................................................            110,669    (3)         *
Gary L. Kott......................................................              6,000    (3)         *
Raymond E. Mabus..................................................             10,667    (3)         *
John F. Alford....................................................            532,050    (3)          1.1%
Richard J. Juelich................................................            103,068    (3)         *
Richard T. McCreary...............................................             20,361    (2)(3)      *
Ronald W. Schnoor.................................................            601,929    (3)          1.2%
Directors and Executive Officers as a Group.......................         10,320,913    (2)(3)      21.2%

*  Less than one percent (1%).

(1) Unless otherwise noted, all shares are owned directly and the owner has the right to vote the shares.
(2) Includes shares held beneficially under the Company's 401(k) plan as of February 2, 2001 by Mr. McCreary (361) shares and Directors and Executive Officers as a Group (361 shares).
(3)  Includes shares which the individual has the right to acquire within sixty
     (60) days of April 9, 2001 pursuant to exercise of options granted under the Stock Option Plan for Mr. Holloway (626,667 shares), Mr. Baker (9,667 shares), Mr. Collins (9,667 shares), Mr. Cooper (3,333 shares), Mr. Galt (3,333 shares), Mr. Goldman (10,667 shares), Mr. Kott (4,000 shares), Mr. Mabus (10,667 shares), Mr. Alford (440,000 shares), Mr. Schnoor (16,667 shares), Mr. McCreary (20,000 shares), Mr. Juelich (16,667 shares) and Directors and Executive Officers as a Group (1,171,335 shares).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 With T. Jay Collins

  Mr. Collins, a director of the Company, serves as President of Oceaneering International, Inc. (OII), a company which, from time to time, contracts with the Company in the ordinary course of each company's business. In November 1999, the Company acquired a jack-up barge, the Zeus, from OII in consideration of 90,000 shares of the common stock of the Company. During 1999, OII contracted with a subsidiary of the Company for the refurbishment and upgrade of a mobile offshore drilling unit (MODU), the Marine 7. Payments to the subsidiary of the Company under the contract will exceed $30.2 million.

 With J.L. Holloway

  In December 1998, the Company entered into an agreement with a company owned by Mr. Holloway pursuant to which the Company agreed to lease a British Aerospace corporate jet from such company for a monthly payment of $85,000. In June 2000, the Company terminated its lease of the corporate jet and began leasing a King Air airplane from Mr. Holloway's company, thereby decreasing the monthly payments to $38,000. Under the terms of the agreements, the Company agreed to maintain the aircraft in good working condition, to pay all operating expenses related to the aircraft and to maintain insurance on the aircraft. The Company believes that the terms of such agreements are no less favorable than the Company could have received from an unrelated party. This lease was cancelled in March 2001.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2001.


                                  FRIEDE GOLDMAN HALTER, INC.


                                  By:  /s/         JOHN F. ALFORD
                                      ----------------------------------------
                                                   John F. Alford
                                        President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf of the registrant and in the capacities indicated on May 15, 2001.


    SIGNATURE                                  TITLE
    ---------                                  -----

/s/  JOHN F. ALFORD
________________________          President and Chief Executive Officer
John F. Alford

/s/  JOHN J. SIBEN, II
_________________________         Vice President and Chief Accounting Officer
John J. Siben, II

/s/  J.L. HOLLOWAY
________________________          Chairman of the Board
J.L. Holloway

/s/  ALAN A. BAKER
________________________          Director
Alan A. Baker

/s/  T. JAY COLLINS
________________________          Director
T. Jay Collins

/s/  ANGUS R. COOPER II
________________________          Director
Angus R. Cooper II

/s/  BARRY J. GALT
________________________          Director
Barry J. Galt

/s/  JEROME L. GOLDMAN
________________________          Director
Jerome L. Goldman

/s/  GARY L. KOTT
________________________          Director
Gary L. Kott

/s/  RAYMOND E. MABUS
________________________          Director
Raymond E. Mabus

                                 EXHIBIT INDEX
                                 -------------

None.