Form 10-Q
period 2001-03-31
FRIEDE GOLDMAN HALTER INC
filed 2001-05-21
CIK 1039780

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
     ACT OF 1934

                For the quarterly period ended: March 31, 2001

                                      OR

     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
----
      EXCHANGE ACT OF 1934

For the transition period from ________ to ___________


                        Commission file number: 0-22595

                          Friede Goldman Halter, Inc.
                           (as Debtor in Possession)
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                       -

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,708,979 shares as of May 2, 2001.

                           FRIEDE GOLDMAN HALTER, INC.

                                Table of Contents

                                                                                                                    Page No.
Part I.  Financial Information
         Item 1. Financial Statements
                 Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000                                3
                 Consolidated Statements of Operations for the three months ended
                   March 31, 2001 and 2000 (unaudited)                                                                 4
                 Consolidated Statements of Cash Flows for the three months ended
                   March 31, 2001 and 2000 (unaudited)                                                                 5
                 Notes to Consolidated Financial Statements  (unaudited)                                               7
         Item 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                                              13
         Item 3.  Quantitative and Qualitative Disclosures of Market Risk                                             18

Part II. Other Information
         Item 1.  Legal Proceedings                                                                                   18
         Item 2.  Changes in Securities and Use of Proceeds.                                              Not applicable
         Item 3.  Defaults upon Senior Securities                                                         Not applicable
         Item 4.  Submission of Matters to a Vote of Security Holders                                     Not applicable
         Item 5.  Other Information                                                                       Not applicable
         Item 6.  Exhibits

Signatures

                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                 FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                    March 31,   December 31,
                                                                                      2001         2000
                                                                                   -----------  ------------
                                                   ASSETS                          (Unaudited)
                                                   ------
Current assets:
   Cash and cash equivalents                                                        $  18,970    $  25,244
   Receivables, net:
     Contract receivables                                                              32,826       46,270
     Other receivables                                                                  8,955       10,225
   Income tax receivable                                                                  304          591
   Inventories, net                                                                    41,531       41,234
   Costs and estimated earnings in excess of billings on uncompleted contracts         78,131       73,224
   Prepaid expenses and other                                                          11,641       12,827
   Deferred income tax asset                                                           30,208       30,997
                                                                                    ---------    ---------
     Total current assets                                                             222,566      240,612
Reinsurance receivables                                                                14,975       14,975
Property, plant and equipment, net of accumulated depreciation                        257,083      261,337
Goodwill, net of accumulated amortization                                             282,285      285,641
Other assets                                                                           26,455       19,449
                                                                                    ---------    ---------
                                                                                    $ 803,364    $ 822,014
                                                                                    =========    =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------
Current liabilities:
   Accounts payable                                                                 $ 116,031    $  93,885
   Accrued liabilities                                                                 73,315       77,879
   Reserve for losses on uncompleted contracts                                         70,256      101,997
   Billings in excess of costs and estimated earnings on uncompleted contracts         39,128       32,397
   Current portion of long-term debt, including debt in default                       267,774       74,877
                                                                                    ---------    ---------
      Total current liabilities                                                       566,504      381,035
Long-term debt, less current portion                                                   18,930      147,397
Non-current liabilities                                                                29,704       29,498
Deferred income tax liability                                                          24,180       24,405
Deferred government subsidy, net of accumulated amortization                           28,707       29,886

Stockholders' equity:
   Preferred stock                                                                         --           --
   Common stock                                                                           487          487
   Additional paid-in capital                                                         299,319      299,350
   Retained earnings (deficit)                                                       (161,065)     (87,861)
   Accumulated other comprehensive loss                                                (3,402)      (2,183)
                                                                                    ---------    ---------
     Total stockholders' equity                                                       135,339      209,793
                                                                                    ---------    ---------
                                                                                    $ 803,364    $ 822,014
                                                                                    =========    =========

  The accompanying notes are an integral part of these financial statements.

                 FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (in thousands, except per share amounts)



                                                 Three months ended
                                                     March 31,
                                               ----------------------
                                                  2001        2000
                                               ---------    ---------

Contract revenue earned                        $ 116,847    $ 211,853
Cost of revenue earned                           110,324      191,284
                                               ---------    ---------
   Gross profit                                    6,523       20,569
Selling, general and administrative expenses      11,805       13,864
Amortization of goodwill                           2,870        1,968
                                               ---------    ---------
   Operating income (loss)                        (8,152)       4,737
                                               ---------    ---------
Other expense:
   Interest expense, net                           8,399        8,393
   Accretion of remaining discount on
    convertible subordinated notes--Note 7        55,883           --
   Other                                             332          298
                                               ---------    ---------
     Total other expense                          64,614        8,691
                                               ---------    ---------
   Loss before income taxes                      (72,766)      (3,954)
Provision for income tax expense (benefit)           438         (826)
                                               ---------    ---------
   Net loss                                    $ (73,204)   $  (3,128)
                                               =========    =========

Net loss per share:
    Basic                                      $   (1.50)   $   (0.08)
                                               =========    =========
    Diluted                                    $   (1.50)   $   (0.08)
                                               =========    =========

Weighted average shares outstanding:

    Basic                                         48,709       39,956
    Diluted                                       48,709       39,956


  The accompanying notes are an integral part of these financial statements.

                 FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                          Three months ended
                                                                               March 31,
                                                                      --------------------------
                                                                          2001           2000
                                                                      ----------      ----------
Cash flows from operating activities:
  Net loss                                                            $  (73,204)     $   (3,128)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                         9,834           9,777
     Provision for losses                                                     25          (1,447)
     Accretion of remaining discount on convertible
      subordinated notes                                                  55,883              --
     Loss on sale of assets                                                   10              --
     Deferred income taxes                                                   136          10,542
     Changes in operating assets and liabilities:
        Decrease in contract and other receivables                        14,347          11,274
        Decrease in income tax receivable                                    287             909
        (Increase) decrease in inventories                                  (841)          4,891
        (Increase) decrease in other assets                               (6,613)          2,547
        Non-current liabilities                                              220              --
        Decrease in accounts payable and accrued liabilities              19,915         (48,854)
     Increase in billings in excess of costs and
        estimated earnings on uncompleted contracts                        7,258           7,301
     (Increase) decrease in costs and estimated
        earnings in excess of billings on uncompleted contracts           (5,624)          3,018
      Decrease in reserve for losses on uncompleted contracts            (31,741)             --
                                                                      ----------      ----------
        Net cash used in operating activities                            (10,108)         (3,170)
                                                                      ----------      ----------

Investing activities:
  Capital expenditures for property, plant and equipment                  (2,379)           (646)
  Proceeds from sale of property, plant and equipment                          8             184
                                                                      ----------      ----------
        Net cash used in investing activities                             (2,371)           (462)
                                                                      ----------      ----------

  The accompanying notes are an integral part of these financial statements.

                 FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                  (Unaudited)
                                (in thousands)

                                                                           Three months ended
                                                                                March 31,
                                                                        -------------------------
Financing activities:                                                        2001          2000
                                                                        -----------    ----------
     Net borrowings under line of credit                                $     8,873    $      671
     Proceeds from borrowings under debt facilities                           1,401         1,191
     Repayments on borrowings under debt facilities                          (3,631)       (5,955)
     Purchase of treasury stock                                                  --          (157)
                                                                        -----------    ----------
           Net cash provided by (used in) financing activities                6,643        (4,250)
                                                                        -----------    ----------
     Effect of exchange rate changes on cash                                   (438          (341)
                                                                        -----------    ----------
     Net decrease in cash and cash equivalents                               (6,274)       (8,223)
     Cash and cash equivalents at beginning of period                        25,244        15,124
                                                                        -----------    ----------
     Cash and cash equivalents at end of period                         $    18,970    $    6,901
                                                                        ===========    ==========


Supplemental disclosures:
     Cash paid for interest                                             $     6,709    $    8,647
     Cash paid for income taxes                                         $       175    $       --
     Cash refunds received for income taxes                             $       112    $   12,406

  The accompanying notes are an integral part of these financial statements.

                          FRIEDE GOLDMAN HALTER, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                March 31, 2001

1.       Basis of Presentation

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-
X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. The consolidated financial information has not been audited but, in the opinion of management, includes all adjustments required (consisting of normal recurring adjustments) for a fair presentation of the consolidated balance sheets, statements of operations, and statements of cash flows at the dates and for the periods indicated. Results of operations for the interim periods are not necessarily indicative of results of operations for the respective full years. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements of Friede Goldman Halter, Inc. (the "Company") should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.       Voluntary Filing under Chapter 11 of the United States Bankruptcy Code

         The Company incurred substantial operating losses during 2000 and the first quarter of 2001 and had a working capital deficit of $140.4 million and $343.9 million at December 31, 2000 and March 31, 2001, respectively. On April 13, 2001, the Company received a Notice of Continuing Events of Default and Demand for Payment (the "Notice") from Foothill Capital Corporation, as agent for itself and other lenders under the Restated Credit Agreement, which demanded the immediate payment of $85.7 million plus interest and various other costs, within five days of the Notice. Further, the Company did not pay the $4.2 million interest payment due on March 15, 2001, on the Company's outstanding 4 1/2% convertible subordinated notes due in 2004 (the "Subordinated Notes") in the principal amount of $185.0 million which resulted in the entire principal amount becoming immediately callable. The Company's inability to meet the obligations under the Credit Agreement and the Subordinated Notes, the working capital deficit, and the expectation of continued operating losses in the short term have generated substantial uncertainty regarding the Company`s ability to meet its obligations in the ordinary course of business. As a result, on April 19 and 20, 2001, the Company, including 31 of its subsidiaries, elected to file separate petitions for relief under Chapter 11 of the United States Bankruptcy Code which allows for the reorganization of the Company's debts. The petitions were filed in the U.S. Bankruptcy Court for the Southern District of Mississippi and are being jointly administered under Case No. 01-52173 SEG. Since the date of the petition, the Company has maintained possession of its property, and has continued to remain in control of its ongoing business affairs as a Debtor in Possession. The Company is continuing operations in Chapter 11 and is currently in negotiations with the parties under its existing credit facility and other parties to procure a debtor in possession credit facility ("DIP Credit Facility"). The financial statements do not include any adjustments that might result from uncertainties arising as a result of the Company's filing of a petition for bankruptcy.

         The Company, as Debtor in Possession, received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including the authority to pay employee wages and to maintain employee benefit programs. The Company is in the preliminary stages of developing a plan of reorganization. As this plan is developed, the Company is focusing its efforts on, among other things: evaluation all of its executory contracts for the purpose of determining whether or not such contracts should be assumed going forward; meeting with creditors, vendors, and customers to negotiate terms and conditions of future and past commitments; evaluation of assets for possible liquidation; implementation of cost-saving measures to achieve reductions in overhead and selling, general and administrative expenses; and updating of its cash flow projections.

                          FRIEDE GOLDMAN HALTER, INC.

                                  (Unaudited)
                                March 31, 2001

         The Company continues to evaluate for impairment of the carrying value of its long-lived assets, including goodwill, and has prepared preliminary revised estimates of future operating results and cash flows which are subject to change as it develops its plan of reorganization. Based on these preliminary estimates, management believes the Company will be able to recover the cost of these assets through future cash flows. However, there is the possibility that reductions in the carrying value of these assets could be required in future periods as the projections relative to the plan of reorganization are finalized.

3.       BLM Sale

         On April 26, 2001, the Company announced it had entered into an agreement to sell its French subsidiaries, Brissoneau et Lotz Marine, S.A., in Nantes, France, and BOPP S.A., in Brest, France to Hydralift A.S.A. of Kristiansand, Norway for cash consideration of $33.5 million, before expenses. The agreement received approval of the bankruptcy court on May 11, 2001. The sale is expected to close prior to the end of May 2001. In a preliminary agreement with the bankruptcy court, the Company has agreed to escrow funds from the sale and the disbursement of such funds would be subject to the review and approval of legal counsel representing the unsecured credit committee.

4.       Business Segments

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

                                       Three months ended March 31, 2001
                   -------------------------------------------------------------------------
                                            Engineered
                    Vessels      Offshore    Products   Corporate   Eliminations    Total
                   ---------    ----------  ---------   ---------   ------------    -----
                                          (in thousands)
Revenues           $  34,573    $  51,147   $  31,127   $      --    $      --    $ 116,847
Operating income
  (loss)           $  (3,529)   $     929   $   1,889   $  (7,441)   $      --    $  (8,152)
Total assets       $ 121,565    $ 274,783   $ 103,147   $ 691,334    $(387,465)   $ 803,364

                                       Three months ended March 31, 2001
                   ------------------------------------------------------------------------
                                            Engineered
                    Vessels      Offshore    Products   Corporate   Eliminations    Total
                   ---------    ----------  ---------   ---------   ------------    -----
                                          (in thousands)

Revenues           $  84,285   $ 101,157   $  26,411   $      --    $      --    $ 211,853
Operating income
  (loss)           $   7,554   $   2,185   $   2,215   $  (7,217)   $      --    $   4,737
Total assets       $ 260,264   $ 321,248   $  83,603   $ 440,968    $(153,887)   $ 952,196

                          FRIEDE GOLDMAN HALTER, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                March 31, 2001


5.       Reconciliation of Net Income Per Share

         The following table sets forth the computation of basic and diluted net loss per share:


                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
                                                                                           2001               2000
                                                                                           ----               ----
                                                                                   (in thousands, except per share data)
Numerator
     Net loss                                                                          $    (73,204)       $    (3,128)
                                                                                       ============        ===========
     Numerator for net loss per share, diluted                                         $    (73,204)       $    (3,128)
                                                                                       ============        ===========

Denominator:
     Denominator for net loss per share-weighted
         average shares outstanding                                                          48,709             39,956
                                                                                       ============        ===========
     Denominator for net loss per share, diluted                                             48,709             39,956
                                                                                       ============        ===========

Net loss per share                                                                     $      (1.50)       $     (0.08)
                                                                                       ============        ===========
Net loss per share, diluted                                                            $      (1.50)       $     (0.08)
                                                                                       ============        ===========

         For the three months ended March 31, 2001 and 2000, the effect on net loss per share, diluted, would be anti-dilutive if the stock options and the conversion of the 4 1/2% Convertible Subordinated Notes had been assumed in the computation.

6.       Comprehensive loss

         Other comprehensive loss includes foreign currency translation adjustments. Total comprehensive loss was as follows:

                                              Three months ended
                                                   March 31,
                                           -----------------------
                                             2001           2000
                                           --------       --------
                                              (in thousands)
Net loss                                   $(17,321)      $ (3,128)

Other comprehensive loss:
   Foreign currency translation              (1,219)          (773)
                                           --------       --------
Comprehensive loss                         $(18,540)      $ (3,901)
                                           ========       ========


7.       Debt in default

         As of March 31, 2001, the Company had $267.8 million in current portion of long-term debt outstanding. Principally included in this amount is debt in default of $259.3 comprised of $53.6 million outstanding under the Restated Credit Agreement, $185.0 million of 4 1/2% convertible notes, and $20.7 million in bonds guaranteed by MARAD. The remaining balance of $8.5 million relates to current maturities of other long- and short-term debt. The following pertains to debt in default.

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

                         FRIEDE GOLDMAN HALTER, INC.

                                 (Unaudited)
                                March 31, 2001


     As disclosed in note 2, on April 13, 2001, the Company received a Notice of Continuing Events of Default and Demand for Payment (the "Notice") from Foothill Capital Corporation, as agent for itself and other lenders under the Restated Credit Agreement, which demanded the immediate payment of $85.7 million plus interest and various other costs, within five days of the Notice. As a result, the Company was unable to make any further borrowings under this facility.

     Under the original terms of the Restated Credit Agreement, the Company was allowed to borrow up to $70.0 million under a senior secured revolving line of credit facility. Availability under the line of credit was based on specified percentages of the Company's receivables, inventories, equipment and real property. The interest rate on the line of credit is based on LIBOR or the base rate (as defined), with a floor of 7.5%. During the first year of the line of credit the spread is fixed at 3.75% over LIBOR and 1.75% over the base rate; thereafter the LIBOR option ranges from 3.25% to 4.25% over LIBOR and the base rate option ranges from 1.25% to 2.25% over the base rate, (as defined). The default interest rate is prime plus 3.0%. The Company is also obligated to pay certain fees, including a commitment fee equal to (i) during year one of the facility, 0.50% of the unused portion of the line of credit and (ii) thereafter, a range of 0.25% to 0.50% of the unused portion of the line of credit.

     The term loan is a $40.0 million interest-only three-year facility with a stated maturity of October 2003. The term loan bears interest at the base rate (as defined) plus 5.5% with a floor of 13%. At the Company's option, it has the ability to capitalize 1.5% of the current interest charge through maturity. Interest is payable monthly. The default interest rate is prime plus 2.0%.

     The Restated Credit Agreement requires that the Company comply with certain financial and operating covenants, including limitations on additional borrowings and capital expenditures, utilization of cash management accounts, maintenance of certain minimum debt coverage ratios, minimum EBITDA, net worth and other requirements. Substantially as a result of the losses the Company incurred during the fourth quarter of 2000 continuing into the first quarter of 2001 and difficulties encountered in resolving other requirements related to collateral, it became non-compliant with all of the requirements included in the covenants. The Company's failure to comply with the covenants in the Agreement constituted an Event of Default, as defined, and provided the lenders with various remedies, including declaring all obligations immediately due and payable, which they did in the Notice dated April 13, 2001. The Company is currently in negotiations with the lenders regarding repayment of the debt.

     Total balances outstanding under the Restated Credit Agreement at March 31, 2001 were $85.7 million including $32.1 million in letters of credit.

4 1/2 % Convertible Subordinated  Notes

        The Company failed to pay the $4.2 million interest payment due March 15, 2001 on the Company's outstanding Subordinated Notes due in 2004 resulting in the entire $185.0 million principal amount becoming immediately callable. As a result, the Company reclassified the debt as a current liability at March 31, 2001. Further, it recognized interest expense during the first quarter of 2001 for the unaccreted discount totaling $55.9 million on the notes.

  MARAD Financing Agreement

     The Company is currently not in compliance with several restrictive financial and non-financial covenants under the financing agreement relating to its bonds guaranteed by the U.S. Maritime Administration ("MARAD"). At March 31, 2001, the Company had $20.7 million in principal amount of these MARAD bonds outstanding. As a result of this noncompliance under the terms of the financing agreement, the Company may be required to pay monetary penalties and or repay the outstanding balance under the MARAD bonds. If required to make this repayment, the Company does not anticipate having sufficient funds to do so.

                          FRIEDE GOLDMAN HALTER, INC.

                                  (Unaudited)
                                March 31, 2001


8.   Contingencies

     Marystown Facilities

     In connection with its acquisition of two shipyards in Newfoundland, Canada (the "Marystown Facilities") from the Province of Newfoundland (the "Province"), the Company agreed to maintain minimum employment levels at each shipyard and is subject to financial penalties if it fails to do so. The Company was not in compliance with this man-hour requirement in 1999 and 2000 and on April 16, 2001, the Company received notice that the resulting liquidated damages payment of C$10.0 (approximately $6.4 million) was currently due and payable. The Province's notice indicates that it will defer the payment temporarily, but reserves the right to demand and receive payment in full at a later date. [The Company is currently in discussions with the Province regarding the waiver of such penalties].

9. Contractual Matters

Ocean Rig

     On March 9, 2001, the Company entered into a Remuneration Agreement with Ocean Rig ASA in order to resolve the disputes which had arisen between them; to amend certain of the provisions of the completion contracts to construct two Bingo design semi-submersible offshore drilling rigs and previous settlement agreements; and to ensure the successful and timely completion of the rigs to the mutual benefit of both parties. In accordance with the Remuneration Agreement, Ocean Rig ASA was granted control over the rig projects and is paying the Company a contractually established rate for equipment, personnel and labor provided by the Company to cover the costs of completing the projects. As a further result of the agreement, Ocean Rig has withdrawn the arbitration and other legal proceedings. The Company also agreed to issue 2.0 million warrants to Ocean Rig ASA to purchase the Company's common stock at a strike price of $5.00 per share. Shipyard construction of the first rig was completed in May 2001 and that rig left the Company's facility to undergo final outfitting, including the installation of the dynamic positioning thruster system, after which it will depart for sea trials. The Company anticipates that shipyard construction of the second rig will be completed during the fourth quarter of 2001 with sea trials to follow.

Petrodrill

     On February 28, 2001, the Company announced an agreement in principle with the surety company which wrote the performance bonds on the Petrodrill project, pursuant to which the surety company had agreed to provide certain funding for the completion of construction of two semi-submersible drilling rigs. The agreement provided that the surety company would contract with FGOT for FGOT's completion of the project on a "time and materials" basis, including payment of all direct labor and fringe benefit costs, materials, subcontractor and other costs and an allocation for overhead and general and administrative expenses. The terms of the final agreement were not successfully negotiated resulting in the surety ceasing to provide funding. On May 4, 2001, the Company announced that it filed with the bankruptcy court a motion to reject the contracts related to the Petrodrill project. Work on the projects was discontinued effective May 4 , 2001. Prior to the breakdown in negotiations, the surety company had funded a total of $11.1 million in costs related to the project. These amounts were advanced prior to the Company's filing for bankruptcy protection. Of this amount, $5.5 million was funded as of March 31, 2001 and was included in accrued liabilities in the accompanying balance sheet.

     At March 31, 2001 approximately $70.3 million was included in the reserve for losses on uncompleted contracts on the consolidated balance sheet for the Petrodrill contracts.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward - Looking Statements

     This Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q, are forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including (i) risks of reduced levels of demand for our products and services resulting from reduced levels of capital expenditures of oil and gas companies relating to offshore drilling and exploration activity and reduced levels of capital expenditures of offshore drilling contractors, which levels of capital expenditures may be affected by prevailing oil and natural gas prices, expectations about future oil and natural gas prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions, the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development and production activities, and other factors, (ii) risks related to expansion of operations, either at its shipyards or one or more other locations, (iii) operating risks relating to conversion, retrofit and repair of drilling rigs, new construction of drilling rigs and production units and the design of new drilling rigs, new construction and repair of vessels and the design of new vessels, and the design and manufacture of engineered products (iv) contract bidding risks, (v) risks related to dependence on significant customers, (vi) risks related to the failure to realize the level of backlog estimated by us due to determinations by one or more customers to change or terminate all or portions of projects included in such estimation of backlog, (vii) risks related to regulatory and environmental matters, and (viii) risks related to future government funding for certain vessel contracts and prospects, (ix) risks related to the completion of contracts to construct offshore drilling rigs and vessels at costs not in excess of those currently estimated by us and prior to the contractual delivery dates and (x) risks of untimely performance by companies which provide services to us as subcontractors under construction contracts. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct.

Overview

     On April 19 and 20, 2001, Friede Goldman International, Inc., including 31 of its subsidiaries, elected to file separate petitions for relief under Chapter 11 of the United States Bankruptcy Code which allows for the reorganization of its debts. The petitions were filed in the U.S. Bankruptcy Court for the Southern District of Mississippi and are being jointly administered under Case No. 01-52173 SEG. Since the date of the petition, we have maintained possession of our property, and have continued to remain in control of our ongoing business affairs as a Debtor-in-Possession. We are continuing operations in Chapter 11 and are currently in negotiations with various parties under its existing credit facility and other parties to procure a debtor in possession credit facility ("DIP Credit Facility").

Financial Condition

     Decreases in balance sheet accounts at March 31, 2001 compared to December 31, 2000 were primarily attributable to decreases in the reserve for losses on uncompleted contracts which was funded primarily with cash on hand and collections on accounts receivable (See "Liquidity and Capital Resources")

Results of Operations

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

     The following table sets forth contract revenue earned by business segment as a percentage of our revenue for the periods indicated.

                                                             Three Months Ended March 31,
                                                  -------------------------------------------------
                                                          2001                         2000
                                                  ---------------------        --------------------
                                                   Amount       Percent         Amount      Percent
                                                  --------      -------        --------     -------
                                                                   (in thousands)
Contract revenue earned by business segment:
     Vessels                                      $ 34,573         29.6%       $ 84,285       39.8%
     Offshore                                       51,147         43.8         101,157       47.7
     Engineered Products                            31,127         26.6          26,411       12.5
                                                  --------        -----        --------      -----
                                                  $116,847        100.0%       $211,853      100.0%
                                                  ========        =====        ========      =====

Three Months Ended March 31, 2001 vs. Three Months Ended March 31, 2000

     Contract revenue decreased 44.8% to $116.8 million for the quarter ended March 31, 2001 compared to $211.9 million for the quarter ended March 31, 2000. The overall decrease of $95.1 million was attributable to the following:

     . The Vessels segment revenues decreased $49.7 million primarily due to the completion of one government vessel and two energy vessels in 2000 that were not replaced in 2001 and the ongoing construction of two government vessels which were nearing completion during the first quarter of 2001. Additionally, the yachts and vessel repair businesses were sold in April and August, 2000, respectively, causing a $26.8 million decrease in revenue in the first quarter of 2001 compared to 2000.

     . The Offshore segment revenues decreased $50.1 million primarily due to the completion of one new build and two conversions of semi-submersible drilling rigs in 2000 that have not been replaced in 2001 and the ongoing construction of four new build semi-submersible drilling rigs, one of which was nearing completion during the fourth quarter of 2000.

     . Revenue decreases in the Vessels and Offshore segments were offset by a $4.7 million increase in revenues generated by the Engineered Products segment.

     The gross profit margin decreased to $6.5 million or 5.6% for the first quarter of 2001 compared to $20.6 million or 9.7% for the first quarter of 2000. The overall decrease was attributable to the following:

     . The gross profit margin for the Vessels segment decreased to $1.1 million or 3.1% for the first quarter of 2001 compared to $9.4 million or 11.2% for the first quarter of 2000. The decrease in margin is primarily the result of the sale of the higher margin repair business in August 2000 and overhead inefficiencies due to lower sales volume.

     . The gross profit margin for the Offshore segment decreased to $0.8 million or 1.6% for the first quarter of 2001 compared to $6.0 million or 5.9% for the first quarter of 2000. The decrease in margin is primarily due to the completion of two higher margin conversions of semi-submersible drilling rigs in 2000 that have not been replaced in 2001.

     . The gross profit margin for the Engineered Products segment decreased to $4.6 million or 14.9% for the first quarter of 2001 compared to $5.2 million or 19.4% for the first quarter of 2000 primarily due to a shift in the mix of sales to lower margin types of products.

         Selling, general and administrative ("S,G&A") expenses decreased to $11.8 million or 10.1% of revenue for the first quarter of 2001 compared to $13.9 million, or 6.5% of revenue for the first quarter of 2000 reflecting our continuing efforts to streamline operations subsequent to the merger of Halter Marine Group, Inc. with and into Friede Goldman International, Inc. in November 1999.

         Amortization of goodwill increased to $2.9 million for the first quarter of 2001 compared to $2.0 million for the first quarter of 2000 reflecting additions to goodwill in 2000.

         Interest expense remained stable at $8.4 million for the first quarter of 2001 compared to the same quarter last year. The Company also recorded an adjustment related to the accretion of the remaining discount of $55.9 million on the 4-1/2% convertible subordinated notes.

         Loss before income taxes increased to a $72.8 million loss in the first quarter of 2001 compared to a $4.0 million loss for the first quarter of 2000. The decrease was the result of a decline in revenues and gross profit offset by a decrease in selling, general and administrative expenses. We expect operating losses to continue as we seek to reorganize our operations. We have continued to implement reductions in overhead and selling, general and administrative expenses, including recent reductions in our workforce, salary reductions taken by members of senior management and elimination of other non-essential spending.

         We recognized income tax expense of $0.4 million in the first quarter of 2001 compared to an income tax benefit of $0.8 million for the first quarter of 2000. As a result of losses recorded during the fourth quarter of 2000 and the first quarter of 2001, the benefits available for financial reporting purposes were limited significantly. We have recorded a valuation allowance which offsets substantially all of the deferred tax assets arising from contract reserves and net operating loss carryforwards generated through the current period. The income tax expense recorded for the first quarter of 2001 is related to income generated by our French foreign subsidiary.

         Our construction backlog of $324.0 million at March 31, 2001 decreased 5.5% compared to $342.7 million at December 31, 2000. At March 31, 2001, backlog by segment was as follows: Vessels, $176.8 million; Offshore, $75.7 million; and Engineered Products, $71.5 million.

Liquidity and Capital Resources

Overview

      We incurred substantial operating losses during 2000 and the first quarter of 2001 and had a working capital deficit of $140.4 million and $343.9 million at December 31, 2000 and March 31, 2001, respectively. On April 13, 2001, we received a Notice of Continuing Events of Default and Demand for Payment (the "Notice") from Foothill Capital Corporation, as agent for itself and other lenders under the Restated Credit Agreement, which demanded the immediate payment of $85.7 million plus interest and various other costs, within five days of the Notice. Further, we did not pay the $4.2 million interest payment due on March 15, 2001, on our outstanding Subordinated Notes due in 2004 in the principal amount of $185.0 million which resulted in the entire principal amount becoming immediately callable. Our inability to meet the obligations under the Restated Credit Agreement and the Subordinated Notes, the working capital deficit, and the expectation of continued operating losses in the short term has generated substantial uncertainty regarding our ability to meet our obligations in the ordinary course of business. As a result, on April 19 and 20, 2001, Friede Goldman Halter, Inc., including 31 of its subsidiaries, elected to file separate petitions for relief under Chapter 11 of the United States Bankruptcy Code which allows for the reorganization of our debts. The petitions were filed in the U.S. Bankruptcy Court for the Southern District of Mississippi and are being jointly administered under Case No. 01-52173 SEG. Since the date of the petition, we have maintained possession of our property, and have continued to remain in control of our ongoing business affairs as a Debtor in Possession. We are continuing operations in Chapter 11 and are currently in negotiations with the parties under our existing credit facility and other parties to procure a debtor in possession credit facility ("DIP Credit Facility"). The financial statements do not include any adjustments that might result from uncertainties arising as a result of our filing of a petition for bankruptcy.

      We, as Debtor in Possession, received approval from the Bankruptcy Court to pay or otherwise honor certain of our pre-petition obligations, including the authority to pay employee wages and to maintain employee benefit programs. We are in the preliminary stages of developing a plan of reorganization. As this plan is developed, we are focusing our efforts on, among other things: evaluation all of our executory contracts for the purpose of determining whether or not such contracts should be assumed going forward; meeting with creditors, vendors, and customers to negotiate terms and conditions of future and past commitments; evaluation of assets for possible liquidation; implementation of cost-saving measures to achieve reductions in overhead and selling, general and administrative expenses; and updating of our cash flow projections.

   Cash flow summary

     During the three months ended March 31, 2001, we financed our business activities through funds generated from cash balances, including those generated through collections of accounts receivable, and borrowings under the Restated Credit Agreement.

     Operating activities used cash during the first quarter of approximately $8.5 million including a net loss of $17.3 million for the period. Funds generated through operating activities included a $14.3 million decrease in contract and other receivables and a $21.5 million increase in accounts payable and accrued liabilities. Funds used by operating activities included a $31.7 million decrease in the reserve for uncompleted contracts.

     Net cash used by investing activities during the first quarter was $2.4 million and was primarily related to capital expenditures.

     Net cash provided by financing activities during the first quarter was $6.6 million. We had net borrowings under our line of credit of $8.9 million, net borrowings from other debt facilities of $1.4 million and repayments of borrowings from other debt facilities of $3.6 million.

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

     As stated above, on April 13, 2001, we received a Notice of Continuing Events of Default and Demand for Payment (the "Notice") from Foothill Capital Corporation, as agent for itself and other lenders under the Restated Credit Agreement, which demanded the immediate payment of $85.7 million plus interest and various other costs, within five days of the Notice. As a result, we are unable to make any further borrowings under this facility.

     Under the original terms of the Restated Credit Agreement, we were allowed to borrow up to $70.0 million under a senior secured revolving line of credit facility. Availability under the line of credit was based on specified percentages of our receivables, inventories, equipment and real property. The interest rate on the line of credit is based on LIBOR or the base rate (as defined), with a floor of 7.5%. During the first year of the line of credit the spread is fixed at 3.75% over LIBOR and 1.75% over the base rate; thereafter the LIBOR option ranges from 3.25% to 4.25% over LIBOR and the base rate option ranges from 1.25% to 2.25% over the base rate, (as defined). The default interest rate is prime plus 3.0%. We are also obligated to pay certain fees, including a commitment fee equal to (i) during year one of the facility, 0.50% of the unused portion of the line of credit and (ii) thereafter, a range of 0.25% to 0.50% of the unused portion of the line of credit.

     The term loan is a $40.0 million interest-only three-year facility with a stated maturity of October 2003. The term loan bears interest at the base rate (as defined) plus 5.5% with a floor of 13%. At our option, we have the ability to capitalize 1.5% of the current interest charge through maturity. Interest is payable monthly. The default interest rate is prime plus 2.0%.

     The Restated Credit Agreement requires that we comply with certain financial and operating covenants, including limitations on additional borrowings and capital expenditures, utilization of cash management accounts, maintenance of certain minimum debt coverage ratios, minimum EBITDA, net worth and other requirements. Substantially as a result of the losses we incurred during the fourth quarter of 2000 continuing into the first quarter of 2001 and difficulties encountered in resolving other requirements related to collateral, we became non-compliant with all of the requirements included in the covenants. Our failure to comply with the covenants in the Agreement constituted an Event of Default, as defined, and provided the lenders with various remedies, including declaring all obligations immediately due and payable, which they did in the Notice dated April 13, 2001. We are currently in negotiations with the lenders regarding repayment of the debt.

     Total balances outstanding under the Restated Credit Agreement at March 31, 2001 were $85.7 million including $32.1 million in letters of credit.

   4 1/2%  Convertible Subordinated Notes

     We failed to pay the $4.2 million interest payment due on March 15, 2001 on our outstanding Subordinated Notes due in 2004 resulting in the entire $185.0 million principal amount becoming immediately callable.

  MARAD Financing Agreement

     We are currently not in compliance with several restrictive financial and non-financial covenants under the financing agreement relating to our bonds guaranteed by the U.S. Maritime Administration ("MARAD"). At March 31, 2001, we had $20.7 million in principal amount of these MARAD bonds outstanding. As a result of this noncompliance, under the terms of the financing agreement, we may be required to pay monetary penalties and or repay the outstanding balance under the MARAD bonds. If required to make this repayment, we do not anticipate having sufficient funds to do so.

  Ocean Rig and Petrodrill

     On March 9, 2001, we entered into a Remuneration Agreement with Ocean Rig ASA in order to resolve the disputes which had arisen between them; to amend certain of the provisions of the completion contracts to construct two Bingo design semi-submersible offshore drilling rigs and previous settlement agreements; and to ensure the successful and timely completion of the rigs to the mutual benefit of both parties. In accordance with the Remuneration Agreement, Ocean Rig ASA was granted control over the rig projects and is paying us a contractually established rate for equipment, personnel and labor provided by us to cover the costs of completing the projects. However, if Ocean Rig ASA fails to make any of the payments on the Bingo projects under its agreement with us, we could incur significant legal fees which could have a material adverse impact on our cash flow and financial condition.

     On February 28, 2001, we announced an agreement in principle with the surety company which wrote the performance bonds on the Petrodrill project, pursuant to which the surety company had agreed to provide certain funding for the completion of construction of two semi-submersible drilling rigs. The agreement provided that the surety company would contract with FGOT for FGOT's completion of the project on a "time and materials" basis, including payment of all direct labor and fringe benefit costs, materials, subcontractor and other costs and an allocation for overhead and general and administrative expenses. The terms of the final agreement were not successfully negotiated resulting in the surety ceasing to provide funding. On May 4, 2001, we announced that we are filing with the bankruptcy court a motion to reject the contracts related to the Petrodrill project. Work on the projects was discontinued effective May 4, 2001. Prior to the breakdown in negotiations, the surety company had funded a total of $11.1 million in costs related to the project. Of this amount, $5.5 million was funded as of March 31, 2001 and was included in accrued liabilities in the accompanying balance sheet. These amounts were advanced prior to our filing for bankruptcy protection.

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          Our market risk disclosures set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 have not changed significantly through the period ended March 31, 2001.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There have been no significant developments with regard to matters discussed our disclosures surrounding litigation settlement and contingencies as set forth in Note 13 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

          Regarding developments with regard to matters discussed in our disclosures surrounding contractual matters as set forth in Note 14 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, refer to Note 7 to the Consolidated Financial Statements contained in Part I of this Form 10-Q.

Item 2.   Changes in Securities and Use of Proceeds.

None.


Item 3.   Defaults upon Senior Securities.

None.


Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

None.

(b) Reports of Form 8-K.

The Company filed Current Reports on Form 8-K on the following dates:

          March 8, 2001

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gulfport, State of Mississippi, on the 21st day of May 2001.



                               FRIEDE GOLDMAN HALTER, INC.



                               By: /s/ John  F. Alford
                               -----------------------------------
                               John F. Alford, President and
                                  Chief Executive Officer