Form 10-Q
period 2001-06-30
FRIEDE GOLDMAN HALTER INC
filed 2001-08-14
CIK 1039780

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

                 For the quarterly period ended: June 30, 2001

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,708,979 shares as of August 10, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FRIEDE GOLDMAN HALTER, INC.

                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
Part I.Financial Information
   Item 1.Financial Statements
       Consolidated Balance Sheets as of June 30, 2001 and December 31,
        2000...........................................................     3
       Consolidated Statements of Operations for the three months and
        six months ended June 30, 2001 and 2000 (unaudited)............     4
       Consolidated Statements of Cash Flows for the six months ended
        June 30, 2001 and 2000 (unaudited).............................     5
       Notes to Consolidated Financial Statements (unaudited)..........     7
   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    17
   Item 3. Quantitative and Qualitative Disclosures of Market Risk.....    24
Part II. Other Information
   Item 1. Legal Proceedings...........................................    24
   Item 2. Changes in Securities and Use of Proceeds...................    24
   Item 3. Defaults upon Senior Securities.............................    24
   Item 4. Submission of Matters to a Vote of Security Holders.........    24
   Item 5. Other Information...........................................    24
   Item 6. Exhibits....................................................
Signatures.............................................................    25

                         PART I--FINANCIAL INFORMATION

Item 1--Financial Statements

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES
                           (as Debtor in Possession)

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (in thousands)

                                                             June 30,   December 31,
                                                               2001         2000
                                                             ---------  ------------
                           ASSETS
                           ------
Current assets:
  Cash and cash equivalents................................. $  14,055    $ 25,244
  Restricted cash and cash equivalents......................    29,154          --
  Receivables, net:
    Contract receivables....................................    24,986      46,270
    Other receivables.......................................     2,595      10,225
  Income tax receivable.....................................       206         591
  Inventories, net..........................................    25,432      41,234
  Costs and estimated earnings in excess of billings on
   uncompleted contracts....................................    30,836      73,224
  Prepaid expenses and other................................     9,563      12,827
  Deferred income tax asset.................................    26,735      30,997
                                                             ---------    --------
      Total current assets..................................   163,562     240,612
Reinsurance receivables.....................................        --      14,975
Property, plant and equipment, net of accumulated
 depreciation...............................................   246,597     261,337
Goodwill, net of accumulated amortization...................   272,626     285,641
Other assets................................................    20,175      19,449
                                                             ---------    --------
                                                             $ 702,960    $822,014
                                                             =========    ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
  Accounts payable.......................................... $  16,161    $ 93,885
  Accrued liabilities.......................................    26,271      77,879
  Reserve for losses on uncompleted contracts...............        --     101,997
  Billings in excess of costs and estimated earnings on
   uncompleted contracts....................................    25,360      32,397
  Current portion of long-term debt, including debt in
   default..................................................    89,523      74,877
                                                             ---------    --------
      Total current liabilities.............................   157,315     381,035
Long-term debt, less current portion........................    15,761     147,397
Liabilities subject to compromise...........................   354,227          --
Non-current liabilities.....................................        --      29,498
Deferred income tax liability...............................    21,752      24,405
Deferred government subsidy, net of accumulated
 amortization...............................................    27,927      29,886
Stockholders' equity:
  Preferred stock...........................................        --          --
  Common stock..............................................       487         487
  Additional paid-in capital................................   299,312     299,350
  Retained deficit..........................................  (170,301)    (87,851)
  Accumulated other comprehensive loss......................    (3,520)     (2,193)
                                                             ---------    --------
      Total stockholders' equity............................   125,978     209,793
                                                             ---------    --------
                                                             $ 702,960    $822,014
                                                             =========    ========

   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES
                           (as Debtor in Possession)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per share amounts)

                                          Three months      Six months ended
                                         ended June 30,         June 30,
                                        ------------------  ------------------
                                          2001      2000      2001      2000
                                        --------  --------  --------  --------
Contract revenue earned................ $ 83,040  $194,006  $199,888  $405,859
Cost of revenue earned.................   84,398   201,347   194,722   392,631
                                        --------  --------  --------  --------
  Gross profit (loss)..................   (1,358)   (7,341)    5,166    13,228
Selling, general and administrative
 expenses..............................    8,936    14,597    20,741    28,461
Amortization of goodwill...............    2,788     1,965     5,659     3,933
                                        --------  --------  --------  --------
  Operating loss.......................  (13,082)  (23,903)  (21,234)  (19,166)
                                        --------  --------  --------  --------
Other (income) expense:
  Interest expense, net (contractual
   interest: $5,182 for three months
   ended June 30, 2001 and $13,581 for
   six months ended June 30, 2001).....    3,518     9,278    11,917    17,671
  Discount on convertible subordinated
   notes...............................   (1,005)       --    54,878        --
  Other................................      133       343       466       641
                                        --------  --------  --------  --------
    Total other expense................    2,646     9,621    67,261    18,312
                                        --------  --------  --------  --------
  Loss before reorganization items and
   income tax expense (benefit)........  (15,728)  (33,524)  (88,495)   37,478
                                        --------  --------  --------  --------
Reorganization items:
  Professional fees....................    2,000        --     2,000        --
  Loss on investment in unconsolidated
   subsidiary..........................    1,372        --     1,372        --
  Write-off of deferred financing
   costs...............................    2,618        --     2,618        --
  Gain on sale of subsidiaries.........  (16,041)       --   (16,041)       --
                                        --------  --------  --------  --------
  Loss before income taxes.............   (5,677)  (33,524)  (78,444)  (37,478)
Income tax expense (benefit)...........    3,559   (15,433)    3,996   (16,259)
                                        --------  --------  --------  --------
  Net loss............................. $ (9,236) $(18,091) $(82,440) $(21,219)
                                        ========  ========  ========  ========
Net loss per share:
  Basic................................ $  (0.19) $  (0.44) $  (1.69) $  (0.53)
                                        ========  ========  ========  ========
  Diluted.............................. $  (0.19) $  (0.44) $  (1.69) $  (0.53)
                                        ========  ========  ========  ========
Weighted average shares outstanding:
  Basic................................   48,709    40,848    48,709    39,973
  Diluted..............................   48,709    40,848    48,709    39,973

   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES
                           (as Debtor in Possession)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                            Six months ended
                                                                June 30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
Cash flows from operating activities:
 Net loss.................................................. $(82,440) $(21,219)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization............................   17,573    19,719
  Provision for losses.....................................       25    (2,313)
  Loss on investment in unconsolidated subsidiary..........    1,372        --
  Write-off of deferred financing costs....................    2,618        --
  Gain on sale of subsidiary...............................  (16,041)       --
  Discount on convertible notes............................   54,878        --
  Loss on sale of assets...................................       10       175
  Deferred income taxes....................................    4,861   (12,839)
 Changes in operating assets and liabilities:
  Decrease in contract and other receivables...............   27,599    42,551
  Decrease in income tax receivable........................      385     9,214
  Decrease in inventories..................................    3,084       450
  (Increase) decrease in other assets......................   (1,972)    5,089
  Increase (decrease) in accounts payable and accrued
   liabilities.............................................   15,138   (63,270)
  Increase in billings in excess of costs and estimated
   earnings on uncompleted contracts.......................    8,470     5,994
  (Increase) decrease in costs and estimated earnings in
   excess of billings on uncompleted contracts.............  (16,984)   30,935
  Decrease in reserve for losses on uncompleted contracts..  (36,416)       --
                                                            --------  --------
    Net cash (used) provided by operating activities.......  (17,840)   14,496
                                                            --------  --------
Investing activities:
 Capital expenditures for property, plant and equipment....   (3,286)   (2,202)
 Proceeds from sale of property, plant and equipment.......        8     7,141
 Net proceeds from sale of subsidiary, net of cash sold of
  $5,717...................................................   26,559        --
 Restricted cash and cash equivalents......................  (29,154)       --
                                                            --------  --------
    Net cash (used) provided by investing activities.......   (5,873)    4,939
                                                            --------  --------
Financing activities:
 Proceeds from stock offering.............................. $     --  $ 69,650
 Stock issuance fees.......................................       --       (39)
 Net borrowings (repayments) under line of credit..........   15,790   (42,856)
 Proceeds from borrowings under debt facilities............    2,549     4,147
 Repayments on borrowings under debt facilities............   (5,500)  (10,976)
 Purchase of treasury stock................................       --      (157)
                                                            --------  --------
    Net cash provided by financing activities..............   12,839    19,769
                                                            --------  --------
 Effect of exchange rate changes on cash...................     (315)     (257)
                                                            --------  --------
 Net (decrease) increase in cash and cash equivalents......  (11,189)   38,937
 Cash and cash equivalents at beginning of period..........   25,244    15,124
                                                            --------  --------
 Cash and cash equivalents at end of period................ $ 14,055  $ 54,061
                                                            ========  ========

   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES
                           (as Debtor in Possession)

               CONSOLIDATED STATEMENTS OF CASH FLOWS, (Continued)
                                  (Unaudited)
                                 (in thousands)

                                                                 Six months
                                                               ended June 30,
                                                               ---------------
                                                                2001    2000
                                                               ------- -------
Supplemental disclosures:
 Cash paid for interest....................................... $ 8,796 $12,307
 Cash paid for income taxes................................... $   271 $13,338
 Cash refunds received for income taxes....................... $   385 $   759
Cash flows from operating activities before reorganization
 items:
 Cash receipts from customers................................. $46,796
 Cash payments to vendors, suppliers and employees............ $46,357




   The accompanying notes are an integral part of these financial statements.

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 2001

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

2. VOLUNTARY FILING UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE

  The Company incurred substantial operating losses during 2000 and the first quarter of 2001 and had a working capital deficit of $140.4 million and $343.9 million at December 31, 2000 and March 31, 2001, respectively. On April 13, 2001, the Company received a Notice of Continuing Events of Default and Demand for Payment (the "Notice") from Foothill Capital Corporation, as agent for itself and another lender under the Restated Credit Agreement, which demanded the immediate payment of $85.7 million plus interest and various other costs, within five days of the Notice. Further, the Company did not pay the $4.2 million interest payment due on March 15, 2001, on the Company's outstanding 4 1/2% convertible subordinated notes due in 2004 (the "Subordinated Notes") in the principal amount of $185.0 million which resulted in the entire principal amount becoming immediately callable. The Company's inability to meet the obligations under the Restated Credit Agreement and the Subordinated Notes, the working capital deficit, and the expectation of continued operating losses in the short term have generated substantial uncertainty regarding the Company"s ability to meet its obligations in the ordinary course of business. As a result, on April 19 and 20, 2001, the Company, including 31 of its subsidiaries, elected to file separate petitions for relief under Chapter 11 of the United States Bankruptcy Code which allows for the reorganization of the Company's debts. The petitions were filed in the U.S. Bankruptcy Court for the Southern District of Mississippi and are being jointly administered under Case No. 01-52173 SEG. Since the date of the petition, the Company has maintained possession of its property, and has continued to remain in control of its ongoing business affairs as a Debtor in Possession. The Company is continuing operations in Chapter 11. The financial statements do not include any adjustments that might result from uncertainties arising as a result of the Company's filing of a petition for bankruptcy.

  Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as Debtor in Possession. These claims are reflected in the June 30, 2001 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

                                 June 30, 2001

the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Company's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Company's property, plant, and equipment.

  The Company, as Debtor in Possession, received approval from the bankruptcy court to pay or otherwise honor certain of its pre-petition obligations, including the authority to pay employee wages and to maintain employee benefit programs. The Company is in the preliminary stages of developing a plan of reorganization and has, therefore, requested from the bankruptcy court an extension of exclusivity. The request, if granted, would extend the period of exclusivity by 120 days from August 17, 2001 to December 17, 2001. As this plan is developed, the Company is focusing its efforts on, among other things: evaluating all of its executory contracts for the purpose of determining whether or not such contracts should be assumed going forward; meeting with creditors, vendors, and customers to negotiate terms and conditions of future and past commitments; considering the sale of certain assets; implementing cost-saving measures to achieve reductions in overhead and selling, general and administrative expenses; and updating its cash flow projections.

  The Company continues to evaluate the possibility of the impairment in carrying values of its long-lived assets, including goodwill, and has prepared preliminary revised estimates of future operating results and cash flows which are subject to change as the plan of reorganization is developed. Based on these preliminary estimates, management believes the Company will be able to recover the cost of these assets through future cash flows. However, there is the possibility that reductions in the carrying values of these assets could be required in future periods as the projections relative to the plan of reorganization are finalized.

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

                                 June 30, 2001


3. LIABILITIES NOT SUBJECT TO COMPROMISE

  As of June 30, 2001, liabilities not subject to compromise represent liabilities incurred subsequent to the filing date, certain liabilities on contracts assumed by the Company and long-term debt and related interest which are secured by certain assets, primarily property and equipment. Long-term debt included in liabilities not subject to compromise was as follows:

                                                                 June 30, 2001
                                                                 --------------
                                                                 (in thousands)
Borrowings under the Restated Credit Agreement Line of credit..     $ 18,946
Term loan......................................................       41,115
Notes payable to financial institutions and others bearing
 interest at rates ranging from 6.25% to 12.00%, payable in
 monthly installments, maturing at dates ranging from October
 2001 to March 2013 and secured by equipment, a lease and real
 property......................................................        4,937
Bonds payable to MARAD bearing interest at 6.35% maturing June
 2013 payable in semi-annual installments commencing July
 1,1999, secured by equipment..................................       20,682
Bonds payable, bearing interest at 7.99% payable in monthly
 installments commencing January 1999, maturing December 2008,
 secured by equipment..........................................       14,981
Capital lease obligations bearing interest at rates ranging
 from 6.86% to 16.84% maturing at dates ranging from July 2001
 through September 2004........................................        2,623
Note payable, bearing interest at 7.05%, payable in quarterly installments
 commencing April 1998, maturing March 2002, secured by
 equipment.....................................................        2,000
                                                                    --------
                                                                    $105,284
Less: Current portion of long-term debt including debt in
 default.......................................................       89,523
                                                                    --------
Long-term debt less current portion............................     $ 15,761
                                                                    ========

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

  Under the original terms of the Restated Credit Agreement, the Company was allowed to borrow up to $70.0 million under a senior secured revolving line of credit facility. Availability under the line of credit was based on specified percentages of the Company's receivables, inventories, equipment and

                          FRIEDE GOLDMAN HALTER, INC.

                                  (Unaudited)

                                 June 30, 2001

real property. The interest rate on the line of credit is based on LIBOR or the base rate (as defined), with a floor of 7.5%. During the first year of the line of credit the spread is fixed at 3.75% over LIBOR and 1.75% over the base rate (as defined); thereafter the LIBOR option ranges from 3.25% to 4.25% over LIBOR and the base rate option ranges from 1.25% to 2.25% over the base rate (as defined). The default rate bears interest on the daily balance at a per annum rate equal to 2 percentage points above the per annum rate, otherwise, applicable under the loan agreement. The Company is also obligated to pay certain fees, including a commitment fee equal to (i) during year one of the facility, 0.50% of the unused portion of the line of credit and (ii) thereafter, a range of 0.25% to 0.50% of the unused portion of the line of credit.

  The term loan is a $40.0 million interest-only three-year facility with a stated maturity of October 2003. The term loan bears interest at the base rate (as defined) plus 5.5% with a floor of 13%. At the Company's option, it has the ability to capitalize 1.5% of the current interest charge through maturity. Interest is payable monthly. The default rate bears interest on the daily balance at a per annum rate equal to 2 percentage points above the per annum rate otherwise applicable under the loan agreement.

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

  On July 13, 2001, the Company entered into a Cash Collateral Agreement with Foothill Capital Corporation, as agent for itself and another lender. This agreement allows the Company continued use of its operating cash through the thirteen week period ending October 12, 2001. The Company has agreed to comply with certain requirements relating to cash receipts and disbursements and has also agreed to make weekly adequate protection payments in an amount equal to the approximate pre-default interest charge on outstanding advances. The Company has also agreed to retain the services of an investment banker to assist in its reorganization strategies.

  Total balances outstanding under the Restated Credit Agreement at June 30, 2001 were $86.2 million including $26.1 million in letters of credit. This balance includes post-petition interest charges at pre-default interest rates. Included in the letter of credit amount is a $7.2 million letter of credit which is being used to fund worker's compensation claims payable by the Company's unconsolidated subsidiary.

 MARAD Financing Agreement

  The Company is currently not in compliance with several restrictive financial and non-financial covenants under the financing agreement relating to its bonds guaranteed by the U.S. Maritime Administration ("MARAD"). At June 30, 2001, the Company had $20.7 million in principal amount of these MARAD bonds outstanding. As a result of this noncompliance, under the terms of the financing

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

                                 June 30, 2001

agreement, the Company may be required to pay monetary penalties, repay the outstanding balance under the MARAD bonds or both.

4. LIABILITIES SUBJECT TO COMPROMISE

  At June 30, 2001, liabilities subject to compromise included the following (in thousands):

   Convertible subordinated notes..................................... $185,000
   Accounts payable...................................................   93,801
   Contract liabilities...............................................   48,948
   Accrued Interest...................................................    5,041
   Other accrued liabilities..........................................   21,437
                                                                       --------
                                                                       $354,227
                                                                       ========

 4 1/2% Convertible Subordinated Notes

  The Company failed to pay the $4.2 million interest payment due March 15, 2001 on the Company's outstanding Subordinated Notes due in 2004 resulting in the entire $185.0 million principal amount becoming immediately callable. The Company has reclassified the debt as a liability subject to compromise at June 30, 2001. Further, the Company recognized interest expense during the first six months of 2001 for the unaccreted discount on the notes totaling $54.8 million.

5. SALE OF FRENCH SUBSIDIARIES

  In May 2001, the Company completed the sale of its French subsidiaries, Brissoneau et Lotz Marine, S.A., in Nantes, France, and BOPP S.A., in Brest, France to Hydralift A.S.A. of Kristiansand, Norway for cash consideration of $33.5 million, before expenses. In an agreement with the bankruptcy court, the Company has agreed to escrow funds from the sale and the disbursement of such funds would be subject to the review and approval of legal counsel representing the Official Committee of Unsecured Creditors. The funds held in escrow are presented as restricted cash and cash equivalents in the accompanying balance sheet as of June 30, 2001. The Company recorded a gain of approximately $16.0 million related to this transaction.

6. INVENTORIES

  At June 30, 2001 and December 31, 2000, inventories consisted of the following:

                                                           June 30, December 31,
                                                             2001       2000
                                                           -------- ------------
                                                              (in thousands)
   Jack-up rig components................................. $14,807    $19,727
   Steel and other raw materials..........................  12,240     15,362
   Other..................................................   9,205     14,397
                                                           -------    -------
                                                            36,252     49,486
   Less reserve for obsolete inventories..................  10,820      8,252
                                                           -------    -------
                                                           $25,432    $41,234
                                                           =======    =======

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

                                 June 30, 2001


  The December 31, 2000 inventory balance of $41.2 million included $12.8 million of inventories related to the Company's French subsidiaries which were sold in May 2001.

7. BUSINESS SEGMENTS

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

                                       Three months ended June 30, 2001
                         ---------------------------------------------------------------
                                             Engineered
                         Vessels   Offshore   Products  Corporate  Eliminations  Total
                         --------  --------  ---------- ---------  ------------ --------
                                                (in thousands)
Revenues................ $ 24,625  $ 34,791   $23,624   $     --    $      --   $ 83,040
Operating income                                        $ (6,646)
 (loss)................. $ (8,656) $   (258)  $ 2,478         --    $      --   $(13,082)
Total assets (end of
 period)................ $162,425  $169,235   $59,684   $673,503    $(361,887)  $702,960

                                       Three months ended June 30, 2000
                         ---------------------------------------------------------------
                                             Engineered
                         Vessels   Offshore   Products  Corporate  Eliminations  Total
                         --------  --------  ---------- ---------  ------------ --------
                                                (in thousands)
Revenues................ $ 60,882  $102,989   $30,135   $     --    $      --   $194,006
Operating income
 (loss)................. $  9,180  $(26,402)  $   760   $ (7,441)   $      --   $(23,903)
Total assets (end of
 period)................ $236,358  $314,898   $73,856   $542,323    $(280,081)  $887,354

                                        Six months ended June 30, 2001
                         ---------------------------------------------------------------
                                             Engineered
                         Vessels   Offshore   Products  Corporate  Eliminations  Total
                         --------  --------  ---------- ---------  ------------ --------
                                                (in thousands)
Revenues................ $ 59,198  $ 85,938   $54,752   $     --    $      --   $199,888
Operating income
 (loss)................. $(10,273) $ (1,252)  $ 4,367   $(14,076)   $      --   $(21,234)

                                        Six months ended June 30, 2000
                         ---------------------------------------------------------------
                                             Engineered
                         Vessels   Offshore   Products  Corporate  Eliminations  Total
                         --------  --------  ---------- ---------  ------------ --------
                                                (in thousands)
Revenues................ $145,167  $204,146   $56,546   $     --    $      --   $405,859
Operating income
 (loss)................. $ 16,734  $(24,217)  $ 2,975   $(14,658)   $      --   $(19,166)

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

                                 June 30, 2001


8. RECONCILIATION OF NET INCOME PER SHARE

  The following table sets forth the computation of basic and diluted net loss per share:

                                          Three Months     Six Months Ended
                                         Ended June 30,        June 30,
                                        -----------------  ------------------
                                         2001      2000      2001      2000
                                        -------  --------  --------  --------
                                        (in 000's, except per share data)
   Numerator:
     Net loss.......................... $(9,236) $(18,091) $(82,440) $(21,219)
                                        =======  ========  ========  ========
     Numerator for net loss per share,
      diluted.......................... $(9,236) $(18,091) $(82,440) $(21,219)
                                        =======  ========  ========  ========
   Denominator:
     Denominator for net loss per
      share-weighted average shares
      outstanding......................  48,709    40,848    48,709    39,973
     Effect of dilutive securities:
       Stock options...................      --        --        --        --
                                        -------  --------  --------  --------
     Denominator for net loss per
      share, diluted...................  48,709    40,848    48,709    39,973
                                        =======  ========  ========  ========
   Net loss per share.................. $ (0.19) $  (0.44) $  (1.69) $  (0.53)
                                        =======  ========  ========  ========
   Net loss per share, diluted......... $ (0.19) $  (0.44) $  (1.69) $  (0.53)
                                        =======  ========  ========  ========

  The effect on net loss per share, diluted, would be anti-dilutive if the stock options, warrants and the conversion of the 4 1/2% Convertible Subordinated Notes had been assumed in the computation. The Company believes its plan of reorganization will require the issuance of common stock and current equity interest will be diluted.

9. COMPREHENSIVE LOSS

  Other comprehensive loss includes foreign currency translation adjustments. Total comprehensive loss was as follows:

                                                            Six months ended
                                                                June 30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                                                             (in thousands)
   Net loss................................................ $(82,440) $(21,219)
   Other comprehensive loss:
     Foreign currency translation..........................   (1,337)   (1,045)
                                                            --------  --------
   Comprehensive loss...................................... $(83,777) $(22,264)
                                                            ========  ========

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

                                 June 30, 2001


10. CONTINGENCIES

  In connection with its acquisition of two shipyards in Newfoundland, Canada from the Province of Newfoundland (the "Province"), the Company agreed to maintain minimum employment levels at each shipyard and is subject to financial penalties if it fails to do so. The Company was not in compliance with this man-hour requirement in 1999 and 2000 and on April 16, 2001, the Company received notice that the resulting liquidated damages payment of C$10.0 million (approximately $6.4 million) was currently due and payable. The Province's notice indicates that it will defer the payment temporarily, but reserves the right to demand and receive payment in full at a later date. The Company is currently in discussions with the Province regarding the possible waiver of such penalties.

11. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

  Prior to March 1, 2000, Offshore Marine Indemnity Company ("OMIC"), a wholly-owned subsidiary of the Company domiciled in Vermont, acted as a fronting reinsurance captive company for the Company worker's compensation insurance program. On June 7, 2001, the Commissioner of the Vermont Department of Banking, Insurance, Securities and Healthcare Administration was ordered by the Washington County Superior Court in the state of Vermont to take possession and control of all or part of the property, books and accounts, documents and other records of OMIC. OMIC and its officers, managers, agents employees and any other persons were also enjoined from disposing of its property and from transacting its business except with the written consent of the Commissioner. Based on the court order, the Company does not exercise control over OMIC. Accordingly, the subsidiary has been deconsolidated as of June 30, 2001 and the Company eliminated the insurance reserves and reinsurance receivables from its balance sheet at June 30, 2001 and wrote off its investment in OMIC totaling $1.4 million. At June 30, 2001, the Company had amounts due to OMIC of approximately $9.5 million. These amounts are included in accrued liabilities in the accompanying balance sheet and are secured by letters of credit under the Company's Restated Credit Agreement. The Company believes these amounts will be sufficient to satisfy its obligations to OMIC; however, there is no assurance that additional liabilities will not result.

12. CONTRACTUAL MATTERS

 Ocean Rig

  On March 9, 2001, the Company entered into a Remuneration Agreement with Ocean Rig ASA in order to resolve the disputes which had arisen between them; to amend certain provisions of the completion contracts to construct two Bingo design semi-submersible offshore drilling rigs and previous settlement agreements; and to ensure the successful and timely completion of the rigs to the mutual benefit of both parties. In accordance with the Remuneration Agreement, Ocean Rig ASA was granted control over the rig projects and paid the Company a contractually established rate for equipment, personnel and labor provided by the Company to cover the costs of completing the projects. As a further result of the agreement, Ocean Rig withdrew the arbitration and other legal proceedings. The Company also agreed to issue 2.0 million warrants to Ocean Rig ASA to purchase the Company's common stock at a strike price of $5.00 per share. Shipyard construction of the first rig was completed in May 2001 and that rig left the Company's facility to undergo final outfitting, including the installation of the dynamic positioning thruster system. This rig is currently undergoing final sea trial

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

                                 June 30, 2001

commissioning. The second rig left the Company's facility in July 2001 and construction will be completed at a Canadian shipyard.

 Petrodrill

  On February 28, 2001, the Company announced an agreement in principle with the surety company which wrote the performance bonds on the Petrodrill project, pursuant to which the surety company had agreed to provide certain funding for the completion of construction of two semi-submersible drilling rigs. The agreement provided that the surety company would contract with Friede Goldman Offshore-Texas ("FGOT") for FGOT's completion of the project on a "time and materials" basis, including payment of all direct labor and fringe benefit costs, materials, subcontractor and other costs and an allocation for overhead and general and administrative expenses. The terms of the final agreement were not successfully negotiated resulting in the surety ceasing to provide funding. At December 31, 2000, approximately $80.9 million was included in the reserve for losses on uncompleted contracts on the consolidated balance sheet for the Petrodrill contract.

  On May 4, 2001, the Company announced that it filed with the bankruptcy court a motion to reject the contracts related to the Petrodrill project. This motion was approved by the bankruptcy court in June 2001 and finalized in July 2001. Work on the projects was discontinued effective May 4, 2001 and continues to be suspended pending a resolution or agreement between the Company, Petrodrill and the surety company.

  The Company has recorded a reserve for estimated costs to complete the contract of $23.3 million, which represents the estimated cost of completion in excess of future billings at the time work on the project was suspended. This amount is included in liabilities subject to compromise in the Company's balance sheet. There is a risk that the reserve may not be sufficient to cover the claim(s), if any, that are ultimately approved by the bankruptcy court. Petrodrill and the surety have not made a claim for damages incurred to date or for damages that will be incurred in the future related to the Company's rejection of the contract. Prior to the rejection of the contract, the surety company had funded a total of approximately $11.1 million in costs related to the project. The Company believes any claim made by Petrodrill and/or the surety would be a liability subject to compromise.

 Other

  The Company continues to evaluate its construction contracts in progress at the filing date. The Company anticipates filing a motion with the bankruptcy court to reject an additional construction contract. The Company is also negotiating with its surety company and another customer to continue work on another project. The Company has included the liabilities related to these contracts in liabilities subject to compromise at June 30, 2001 pending resolution of these matters. These liabilities do not include any claims for damages that may be made by the customers, the surety company or other parties if the Company rejects the contracts.

                          FRIEDE GOLDMAN HALTER, INC.

                                  (Unaudited)

                              September 30, 2000


13. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

  The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $11.3 million ($.23 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

  This Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q, are forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including (i) risks related to uncertainties arising as a result of our filing a petition for bankruptcy in April 2001, (ii) risks of reduced levels of demand for our products and services resulting from reduced levels of capital expenditures of oil and gas companies relating to offshore drilling and exploration activity and reduced levels of capital expenditures of offshore drilling contractors, which levels of capital expenditures may be affected by prevailing oil and natural gas prices, expectations about future oil and natural gas prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions, the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development and production activities, and other factors, (iii) risks related to expansion of operations, either at its shipyards or one or more other locations, (iv) operating risks relating to conversion, retrofit and repair of drilling rigs, new construction of drilling rigs and production units and the design of new drilling rigs, new construction and repair of vessels and the design of new vessels, and the design and manufacture of engineered products (v) contract bidding risks, (vi) risks related to dependence on significant customers, (vii) risks related to the failure to realize the level of backlog estimated by us due to determinations by one or more customers to change or terminate all or portions of projects included in such estimation of backlog, (viii) risks related to regulatory and environmental matters, and (ix) risks related to future government funding for certain vessel contracts and prospects, (x) risks related to the completion of contracts to construct offshore drilling rigs and vessels at costs not in excess of those currently estimated by us and prior to the contractual delivery dates and (xi) risks of untimely performance by companies which provide services to us as subcontractors under construction contracts. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct.

Overview

  On April 19 and 20, 2001, Friede Goldman Halter, Inc., including 31 of its subsidiaries, elected to file separate petitions for relief under Chapter 11 of the United States Bankruptcy Code which allows for the reorganization of its debts. The petitions were filed in the U.S. Bankruptcy Court for the Southern District of Mississippi and are being jointly administered under Case No. 01-52173 SEG. Since the date of the petition, we have maintained possession of our property, and have continued to remain in control of our ongoing business affairs as a Debtor-in-Possession. We are continuing operations in Chapter 11.

Results of Operations

  The consolidated financial statements include the accounts of FGH, Inc. and its wholly-owned subsidiaries, including, among others, Friede Goldman Offshore, Inc. ("FGO"), Friede & Goldman, Ltd. ("FGL"), Friede Goldman Newfoundland Limited ("FGN"), Friede Goldman France S.A.S. ("FGF") through May 23, 2001, and Halter Marine, Inc. ("Halter")(collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated.

 Three Months Ended June 30, 2001 vs. Three Months Ended June 30, 2000

  The following table sets forth contract revenue earned by business segment as a percentage of our revenue for the periods indicated.

                                               Three Months Ended June 30,
                                             --------------------------------
                                                  2001             2000
                                             --------------- ----------------
                                             Amount  Percent  Amount  Percent
                                             ------- ------- -------- -------
                                                      (in thousands)
   Contract revenue earned by business
    segment:
     Vessels................................ $24,625   29.7% $ 60,882   31.4%
     Offshore...............................  34,791   41.9   102,989   53.1
     Engineered Products....................  23,624   28.4    30,135   15.5
                                             -------  -----  --------  -----
                                             $83,040  100.0% $194,006  100.0%
                                             =======  =====  ========  =====

  Contract revenue decreased 57.2% to $83.0 million for the quarter ended June 30, 2001 compared to $194.0 million for the quarter ended June 30, 2000. The overall decrease of $111.0 million was attributable to the following:

  . The Vessels segment revenues decreased $36.2 million primarily due to the completion of one government vessel and two energy vessels in 2000 that were not replaced in 2001 and the ongoing construction of one government vessel which was nearing completion during the second quarter of 2001. Additionally, the yachts and vessel repair businesses were sold in April and August, 2000, respectively, causing a $16.0 million decrease in revenue in the second quarter of 2001 compared to 2000.

  . The Offshore segment revenues decreased $68.2 million primarily due to the completion of a new build semi-submersible drilling rig and the conversion of another semi-submersible drilling rig in 2000 that have not been replaced in 2001. The decline in revenue also relates to the ongoing construction of four new build semi-submersible drilling rigs, two of which were nearing completion during the second quarter of 2001 and two of which construction was suspended in the second quarter of 2001.

  . Engineered products segment revenues decreased $6.5 million due to two major projects nearing completion during the second quarter of 2001.

  The gross profit margin increased to a gross loss of $1.3 million or a negative margin of 1.6% for the quarter ended June 30, 2001 compared to a gross loss of $7.3 million or a negative margin of 3.8% for the quarter ended June 30, 2000. The overall increase was attributable to the following:

  . The gross profit margin for the Vessels segment decreased to a loss of $7.4 million or a negative margin of 30.1% for the second quarter of 2001 compared to a profit of $11.1 million or a gross profit margin of 18.2% for the second quarter of 2000. The decrease in margin is primarily the result of the sale of the higher margin repair business in August 2000, overhead inefficiencies due to lower sales volume, and losses incurred on a contract to build a car carrier vessel. The losses on this contract were primarily attributable to delays and disruption caused by the Company's liquidity prior to filing Chapter 11 and negotiations with the surety company after filing Chapter 11.

  . The gross profit margin for the Offshore segment increased to $1.6 million or a margin of 4.6% for the second quarter of 2001 compared to loss of $22.0 million or a negative margin of 21.4% for the second quarter of 2000. The increase in margin is primarily due to the loss recorded in the second quarter of 2000 on a contract to construct two semi-submersible drilling rigs for Ocean Rig ASA as a result of an increase in the estimated man-hours to complete this project. The gross profit margin was also impacted by an increase in the reserve for obsolete inventories of $5.0 million in the second quarter of 2001.

  . The gross profit margin for the Engineered Products segment increased to $4.4 million or 18.8% for the second quarter of 2001 compared to $3.6 million or 11.9% for the second quarter of 2000 primarily due to increased margins recorded on two major contracts nearing completion. These contracts were affected by recent negotiations.

  Selling, general and administrative ("S,G&A") expenses decreased to $8.9 million or 10.8% of revenue for the second quarter of 2001 compared to $14.6 million, or 7.5% of revenue for the second quarter of 2000 reflecting our continuing efforts to streamline operations subsequent to the merger of Halter Marine Group, Inc. with and into Friede Goldman International, Inc. in November 1999 and reductions due to decreased sales volume.

  Amortization of goodwill increased to $2.8 million for the second quarter of 2001 compared to $2.0 million for the first quarter of 2000 reflecting additions to goodwill in 2000.

  Net interest expense (interest expense less interest income) decreased to $2.5 million for the second quarter of 2000 compared to $9.3 million for the second quarter of 2000 primarily as a result of the discontinuance of the accrual of interest expense on the 4 1/2% convertible subordinated notes.

  The Company incurred professional fees of $2.0 million related to its bankruptcy proceeding and reorganization in the second quarter of 2001. The Company also wrote off $2.6 million of deferred financing costs related to the 4 1/2% subordinated convertible notes due to the notes being reclassified as a liability subject to compromise in the second quarter of 2001.

  Loss before income taxes decreased to a $5.7 million loss in the second quarter of 2001 compared to a $33.5 million loss for the second quarter of 2000. The decrease is primarily due to the loss recorded in the second quarter of 2000 on a contract to construct two semi-submersible drilling rigs for Ocean Rig ASA, the gain on the sale of the Company's French subsidiaries recorded in the second quarter of 2001 and a decrease in selling, general and administrative expenses. We expect operating losses to continue as we seek to reorganize our operations. We have continued to implement reductions in overhead and selling, general and administrative expenses, including recent reductions in our workforce, salary reductions taken by members of senior management and elimination of other non-essential spending.

  We recognized income tax expense of $3.6 million in the second quarter of 2001 compared to an income tax benefit of $15.4 million for the second quarter of 2000. As a result of losses recorded during the fourth quarter of 2000 and the first two quarters of 2001, the income tax benefits available for financial reporting purposes were limited significantly. We have recorded a valuation allowance which offsets substantially all of the deferred tax assets arising from contract reserves and net operating loss carry-forwards generated through the current period. The income tax expense recorded for the second quarter of 2001 is related to income generated by our French subsidiaries prior to their sale and an increase in the valuation allowances of deferred tax assets.

 Six Months Ended June 30, 2001 vs. Six Months Ended June 30, 2000

  The following table sets forth contract revenue earned by business segment as a percentage of our revenue for the periods indicated.

                                                Six Months Ended June 30,
                                            ---------------------------------
                                                  2001             2000
                                            ---------------- ----------------
                                             Amount  Percent  Amount  Percent
                                            -------- ------- -------- -------
                                                     (in thousands)
   Contract revenue earned by business
    segment:
     Vessels............................... $ 59,198   29.6% $145,167   35.7%
     Offshore..............................   85,938   43.0   204,146   50.3
     Engineered Products...................   54,752   27.4    56,546   14.0
                                            --------  -----  --------  -----
                                            $199,888  100.0% $405,859  100.0%
                                            ========  =====  ========  =====

  Contract revenue decreased 50.7% to $199.9 million for the six months ended June 30, 2001 compared to $405.9 million for the six months ended June 30, 2000. The overall decrease of $206 million was attributable to the following:

  . The Vessels segment revenues decreased $85.9 million primarily due to the completion of two government vessels and two energy vessels in 2000 that were not replaced in 2001 and the ongoing construction of one government vessel which were nearing completion during the second quarter of 2001. Additionally, the yachts and vessel repair businesses were sold in April and August, 2000, respectively, causing a $44.1 million decrease in revenue in the second quarter of 2001 compared to 2000.

  . The Offshore segment revenues decreased $118.2 million primarily due to the completion of one new build and two conversions of semi-submersible drilling rigs in 2000 that have not been replaced in 2001 and the ongoing construction of four new build semi-submersible drilling rigs, two of which were nearing completion during the second quarter of 2001.

  . Engineered Products segment revenues decreased $1.8 million primarily due to the sale of our French subsidiaries in May 2001.

  The gross profit margin decreased to $5.2 million or 2.6% for the first six months of 2001 compared to $13.2 million or 3.3% for the first six months of 2000. The overall decrease was attributable to the following:

  . The gross profit margin for the Vessels segment decreased to a loss of $7.3 million or a negative margin of 12.4% for the first six months of 2001 compared to $20.5 million or 14.1% for the first six months of 2000. The decrease in margin is primarily the result of the sale of the higher margin repair business in August 2000, overhead inefficiencies due to lower sales volume, and losses incurred on a contract to build a car carrier vessel. The losses on this contract were primarily attributable to delays and disruption caused by the Company's liquidity prior to filing Chapter 11 and negotiations with the surety company after filing Chapter 11.

  . The gross profit margin for the Offshore segment increased to $3.4 million or 4.0% for the first six months of 2001 compared to a loss of $16.0 million or a negative margin of 7.8% for the first six months of 2000. The increase in margin is primarily due to the loss recorded in the second quarter of 2000 on a contract to construct two semi-submersible drilling rigs for Ocean Rig ASA requiring increased estimated man-hours to complete this project. The gross profit margin was also impacted by an increase in the reserve for obsolete inventories of $5.0 million in the second quarter of 2001.

  . The gross profit margin for the Engineered Products segment increased to $9.0 million or 16.69% for the first six months of 2001 compared to $8.7 million or 15.4% for the first six months of 2000.

  Selling, general and administrative ("S,G&A") expenses decreased to $20.7 million or 9.9% of revenue for the first six months of 2001 compared to $28.5 million, or 6.8% of revenue for the first six months of 2000 reflecting our continuing efforts to streamline operations subsequent to the merger of Halter Marine Group, Inc. with and into Friede Goldman International, Inc. in November 1999 and reductions due to decreased sales volume.

  Amortization of goodwill increased to $5.7 million for the first six months of 2001 compared to $3.9 million for the first six months of 2000 reflecting additions to goodwill in 2000.

  Net interest expense (interest expense less interest income) increased to $66.8 million for the second quarter of 2001 compared to $17.7 million for the second quarter of 2000 primarily as a result of the recognition of interest expense during the first two quarters of 2001 for the unaccreted discount totaling $54.8 million on the 4 1/2% convertible subordinated notes.

  The Company incurred professional fees of $2.0 million related to bankruptcy proceeding and reorganization in the second quarter of 2001. The company also wrote off $2.6 million related to the 4 1/2% subordinated convertible notes due to the notes being reclassified as a liability subject to compromise.

  Loss before income taxes increased to a $78.4 million loss in the first six months of 2001 compared to a $37.5 million loss for the first six months of 2000. The increase was primarily the result of the accretion of the remaining discount on convertible notes recorded during the first quarter of 2001. We expect operating losses to continue as we seek to reorganize our operations. We have continued to implement reductions in overhead and selling, general and administrative expenses, including recent reductions in our workforce, salary reductions taken by members of senior management and elimination of other non-essential spending.

  We recognized income tax expense of $4.0 million in the first six months of 2001 compared to an income tax benefit of $16.3 million for the first six months of 2000. As a result of losses recorded during the fourth quarter of 2000 and the first six months of 2001, the benefits available for financial reporting purposes were limited significantly. We have recorded a valuation allowance which offsets substantially all of the deferred tax assets arising from contract reserves and net operating loss carry-forwards generated through the current period. The income tax expense recorded for the second quarter of 2001 is related to income generated by our French foreign subsidiary and an increase in the valuation allowances of deferred tax assets.

  Our construction backlog of $235.7 million at June 30, 2001 decreased 31.2% compared to $342.7 million at December 31, 2000. At June 30, 2001, backlog by segment was as follows: Vessels, $197.4 million; Offshore, $8.0 million; and Engineered Products, $30.3 million.

Liquidity and Capital Resources

 Overview

  We incurred substantial operating losses during 2000 and the first six months of 2001 and had a working capital deficit of $140.4 million and $343.9 million at December 31, 2000 and March 31, 2001, respectively. On April 13, 2001, we received a Notice of Continuing Events of Default and Demand for Payment (the "Notice") from Foothill Capital Corporation, as agent for itself and another lender under the Restated Credit Agreement, which demanded the immediate payment of $85.7 million plus interest and various other costs, within five days of the Notice. Further, we did not pay the $4.2 million interest payment due on March 15, 2001, on our outstanding Subordinated Notes due in 2004 in the principal amount of $185.0 million which resulted in the entire principal amount becoming immediately callable. Our inability to meet the obligations under the Restated Credit Agreement and the Subordinated Notes, the working capital deficit, and the expectation of continued operating losses in the short term has generated substantial uncertainty regarding our ability to meet our obligations in the ordinary course of business. As a result, on April 19 and 20, 2001, Friede Goldman Halter, Inc., including 31 of its subsidiaries, elected to file separate petitions for relief under Chapter 11 of the United States Bankruptcy Code which allows for the reorganization of our debts. The petitions were filed in the U.S. Bankruptcy Court for the Southern District of Mississippi and are being jointly administered under Case No. 01-52173 SEG. Since the date of the petition, we have maintained possession of our property, and have continued to remain in control of our ongoing business affairs as a Debtor in Possession. We are continuing operations in Chapter 11. The financial statements do not include any adjustments that might result from uncertainties arising as a result of our filing of a petition for bankruptcy.

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

 Cash flow summary

  During the six months ended June 30, 2001, we financed our business activities through funds generated from cash balances, including those generated through collections of accounts receivable, borrowings under the Restated Credit Agreement and proceeds received from the sale of our French subsidiary.

  Net cash used in operating activities during the first six months was $17.8 million including a net loss of $82.4 million for the period. Funds generated through operating activities included a $27.6 million decrease in contract and other receivables. Funds used by operating activities included a $36.4 million decrease in the reserve for uncompleted contracts.

  Net cash provided by investing activities during the first six months of 2001 was $23.2 million and was primarily related to proceeds from the sale of our French subsidiary.

  Net cash provided by financing activities during the first six months of 2001 was $12.8 million. We had net borrowings under our line of credit of $15.7 million, net borrowings from other debt facilities of $2.5 million and repayments of borrowings from other debt facilities of $5.5 million.

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

  Under the original terms of the Restated Credit Agreement, we were allowed to borrow up to $70.0 million under a senior secured revolving line of credit facility. Availability under the line of credit was based on specified percentages of our receivables, inventories, equipment and real property. The interest rate on the line of credit is based on LIBOR or the base rate (as defined), with a floor of 7.5%. During the first year of the line of credit the spread is fixed at 3.75% over LIBOR and 1.75% over the base rate; thereafter the LIBOR option ranges from 3.25% to 4.25% over LIBOR and the base rate option ranges from 1.25% to 2.25% over the base rate, (as defined). The default rate bears interest on the daily balance at a per annum rate equal to 2 percentage points above the per annum rate otherwise applicable under the loan agreement. We are also obligated to pay certain fees, including a commitment fee equal to (i) during year one of the facility, 0.50% of the unused portion of the line of credit and (ii) thereafter, a range of 0.25% to 0.50% of the unused portion of the line of credit.

  The term loan is a $40.0 million interest-only three-year facility with a stated maturity of October 2003. The term loan bears interest at the base rate (as defined) plus 5.5% with a floor of 13%. At our option, we have the ability to capitalize 1.5% of the current interest charge through maturity. Interest is payable monthly. The default rate bears interest on the daily balance at a per annum rate equal to 2 percentage points above the per annum rate, otherwise, applicable under the loan agreement.

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

  On July 13, 2001, the Company entered into a Cash Collateral Agreement with Foothill Capital Corporation, as agent for itself and another lender. This agreement allows the Company continued use of its operating cash through the thirteen week period ending October 12, 2001. The Company has agreed to comply with certain requirements relating to cash receipts and disbursements and has also agreed to make weekly adequate protection payments in an amount equal to the approximate pre-default interest charge on outstanding advances. The Company has also agreed to retain the services of an investment banker to assist in its reorganization strategies.

  Total balances outstanding under the Restated Credit Agreement at June 30, 2001 were $86.2 million including $26.1 million in letters of credit. This balance includes post-petition interest charges at pre-default interest rates. Included in the letter of credit amount is a $7.2 million letter of credit which is being used to fund worker's compensation claims payable by the Company's unconsolidated subsidiary.

 4 1/2% Convertible Subordinated Notes

  We failed to pay the $4.2 million interest payment due on March 15, 2001 on our outstanding Subordinated Notes due in 2004 resulting in the entire $185.0 million principal amount becoming immediately callable. The Company has reclassified the debt as a liability subject to compromise at June 30, 2001. Further, it recognized interest expense during the first six months of 2001 for the unaccreted discount totaling $54.8 million on the notes.

MARAD Financing Agreement

  We are currently not in compliance with several restrictive financial and non-financial covenants under the financing agreement relating to our bonds guaranteed by the U.S. Maritime Administration

("MARAD"). At June 30, 2001, we had $20.7 million in principal amount of these MARAD bonds outstanding. As a result of this noncompliance, under the terms of the financing agreement, we may be required to pay monetary penalties and or repay the outstanding balance under the MARAD bonds. If required to make this repayment, we do not anticipate having sufficient funds to do so.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  Our market risk disclosures set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 have not changed significantly through the period ended June 30, 2001.

                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings

  There have been no significant developments with regard to matters discussed in our disclosures surrounding litigation settlement and contingencies as set forth in Note 13 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

  None.

Item 5. Other Information

  None.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

    None.

  (b) Reports of Form 8-K.

    The Company filed a Current Report on Form 8-K on the following date:
  April 27, 2001

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gulfport, State of Mississippi, on the 14th day of August 2001.

                                          FRIEDE GOLDMAN HALTER, INC.

                                                   /s/ John F. Alford
                                          By: _________________________________
                                                     John F. Alford,
                                              President and Chief Executive
                                                         Officer