Form 10-Q
period 2001-09-30
FRIEDE GOLDMAN HALTER INC
filed 2001-11-14
CIK 1039780

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

              For the quarterly period ended: September 30, 2001

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

            For the transition period from          to

                        Commission file number: 0-22595

                          Friede Goldman Halter, Inc.
                           (as Debtor in Possession)
            (Exact name of Registrant as specified in its charter)

             Mississippi                               72-1362492
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

          13085 Seaway Road
        Gulfport, Mississippi                             39503
   (Address of principal executive                     (Zip code)
              offices)

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,708,979 shares as of November 9, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FRIEDE GOLDMAN HALTER, INC.

                               TABLE OF CONTENTS

                                                                         Page No.
                                                                         --------
Part I.Financial Information
   Item 1.Financial Statements
       Consolidated Balance Sheets as of September 30, 2001 and
        December 31, 2000..............................................      3
       Consolidated Statements of Operations for the three months and
        nine months ended September 30, 2001 and 2000 (unaudited)......      4
       Consolidated Statements of Cash Flows for the nine months ended
        September 30, 2001 and 2000 (unaudited)........................      5
       Notes to Consolidated Financial Statements (unaudited)..........      7
   Item 2. Management's Discussion and Analysis of Financial Condition
           and
           Results of Operations.......................................     19
   Item 3.Quantitative and Qualitative Disclosures of Market Risk......     26
Part II.Other Information..............................................     26
   Item 1.Legal Proceedings............................................     26
   Item 2.Changes in Securities and Use of Proceeds....................     27
   Item 3.Defaults upon Senior Securities..............................     27
   Item 4.Submission of Matters to a Vote of Security Holders..........     27
   Item 5.Other Information............................................     27
   Item 6.Exhibits.....................................................     27
Signatures.............................................................     28

                         PART I--FINANCIAL INFORMATION

Item 1--Financial Statements

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES
                           (as Debtor in Possession)

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (in thousands)

                                                          September 30, December 31,
                                                              2001          2000
                                                          ------------- ------------
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents..............................   $   9,963     $ 25,244
  Restricted cash and cash equivalents...................      26,456           --
  Receivables, net:
    Contract receivables.................................      31,952       46,270
    Other receivables....................................         856       10,225
  Income tax receivable..................................         206          591
  Inventories, net.......................................      27,171       41,234
  Costs and estimated earnings in excess of billings on
   uncompleted contracts.................................      39,298       73,224
  Prepaid expenses and other.............................       8,108       12,827
  Deferred income tax asset..............................      26,751       30,997
                                                            ---------     --------
      Total current assets...............................     170,761      240,612
Reinsurance receivables..................................          --       14,975
Property, plant and equipment, net of accumulated
 depreciation............................................     242,922      261,337
Goodwill, net of accumulated amortization................     269,871      285,641
Other assets.............................................      17,571       19,449
                                                            ---------     --------
                                                            $ 701,125     $822,014
                                                            =========     ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Accounts payable.......................................   $  18,313     $ 93,885
  Accrued liabilities....................................      21,908       77,879
  Reserve for losses on uncompleted contracts............          --      101,997
  Billings in excess of costs and estimated earnings on
   uncompleted contracts.................................      13,992       32,397
  Current portion of long-term debt, including debt in
   default...............................................      96,620       74,877
                                                            ---------     --------
      Total current liabilities..........................     150,833      381,035
Long-term debt, less current portion.....................      17,085      147,397
Liabilities subject to compromise........................     368,923           --
Non-current liabilities..................................          --       29,498
Deferred income tax liability............................      21,749       24,405
Deferred government subsidy, net of accumulated
 amortization............................................      27,365       29,886
Stockholders' equity:
  Preferred stock........................................          --           --
  Common stock...........................................         487          487
  Additional paid-in capital.............................     299,357      299,350
  Retained deficit.......................................    (181,123)     (87,851)
  Accumulated other comprehensive loss...................      (3,551)      (2,193)
                                                            ---------     --------
      Total stockholders' equity.........................     115,170      209,793
                                                            ---------     --------
                                                            $ 701,125     $822,014
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

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES
                           (as Debtor in Possession)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per share amounts)

                                          Three months
                                         ended September    Nine Months ended
                                               30,            September 30,
                                        ------------------  ------------------
                                          2001      2000      2001      2000
                                        --------  --------  --------  --------
Contract revenue earned................ $ 61,601  $162,180  $261,488  $568,039
Cost of revenue earned.................   54,449   153,551   249,171   546,182
                                        --------  --------  --------  --------
  Gross profit.........................    7,152     8,629    12,317    21,857
Selling, general and administrative
 expenses..............................    7,637    14,376    28,377    43,008
Amortization of goodwill...............    2,788     1,881     8,447     5,643
                                        --------  --------  --------  --------
  Operating loss.......................   (3,273)   (7,628)  (24,507)  (26,794)
                                        --------  --------  --------  --------
Other (income) expense:
  Interest expense, net (contractual
   interest: $4,446 for three months
   ended September 30, 2001 and $18,028
   for nine months ended September 30,
   2001)...............................    2,321     7,871    14,239    25,542
  Discount on convertible subordinated
   notes...............................       --        --    54,878        --
  Other................................      (30)     (590)      435        50
                                        --------  --------  --------  --------
      Total other expense..............    2,291     7,281    69,552    25,592
                                        --------  --------  --------  --------
  Loss before reorganization items and
   income tax expense (benefit)........   (5,564)  (14,909)  (93,059)  (52,386)
Reorganization items:
  Professional fees....................    5,274        --     7,274        --
  Loss on investment in unconsolidated
   subsidiary..........................       --        --     1,372        --
  Write-off of deferred financing
   costs...............................       --        --     2,618        --
  Gain on sale of subsidiaries.........       --        --   (16,041)       --
                                        --------  --------  --------  --------
  Loss before income taxes.............  (10,838)  (14,909)   (4,777)  (52,386)
Income tax expense (benefit)...........      (17)   (5,507)    3,980   (21,766)
                                        --------  --------  --------  --------
  Net loss............................. $(10,821) $ (9,402) $(93,262) $(30,620)
                                        ========  ========  ========  ========
Net loss per share:
  Basic................................ $  (0.22) $  (0.19) $  (1.91) $  (0.71)
                                        ========  ========  ========  ========
  Diluted.............................. $  (0.22) $  (0.19) $  (1.91) $  (0.71)
                                        ========  ========  ========  ========
Weighted average shares outstanding:
  Basic................................   48,709    48,778    48,709    42,234
  Diluted..............................   48,709    48,778    48,709    42,234

   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES
                           (as Debtor in Possession)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                            Nine months ended
                                                              September 30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
Cash flows from operating activities:
 Net loss.................................................. $(93,262) $(30,620)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization............................   24,686    29,642
  Provision for losses.....................................       25    31,329
  Loss on investment in unconsolidated subsidiary..........    1,372        --
  Write-off of deferred financing costs....................    2,618        --
  Gain on sale of subsidiary...............................  (16,041)       --
  Discount on convertible notes............................   54,878        --
  Loss on sale of assets...................................       10       221
  Deferred income taxes....................................    4,844   (18,872)
 Changes in operating assets and liabilities:
  Decrease in contract and other receivables...............   22,369    51,852
  Decrease in income tax receivable........................      385    38,066
  Decrease (increase) in inventories.......................    1,339    (4,166)
  Decrease in other assets.................................    1,638     2,684
  Increase (decrease) in accounts payable and accrued
   liabilities.............................................   27,623   (84,034)
  Increase in billings in excess of costs and estimated
   earnings on uncompleted contracts.......................  (25,444)   (8,099)
  (Increase) decrease in costs and estimated earnings in
   excess of billings on uncompleted contracts.............   (2,903)   62,679
  Decrease in reserve for losses on
   uncompleted contracts...................................  (36,416)  (65,335)
                                                            --------  --------
    Net cash (used) provided by operating activities.......  (32,279)    5,347
                                                            --------  --------
Investing activities:
 Capital expenditures for property, plant and equipment....   (4,064)   (3,525)
 Proceeds from sale of property, plant and equipment.......        8     7,594
 Net proceeds from sale of subsidiary, net of cash sold of
  $5,717 in 2001...........................................   26,559    80,755
 Restricted cash and cash equivalents......................  (26,456)       --
                                                            --------  --------
    Net cash (used) provided by investing activities.......   (3,953)   84,824
                                                            --------  --------


   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES
                           (as Debtor in Possession)

                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                  (Unaudited)
                                 (in thousands)

                                                            Nine months ended
                                                              September 30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
Financing activities:
  Proceeds from stock offering............................  $     --  $ 69,486
  Proceeds from exercise of stock options.................        --         6
  Net borrowings (repayments) under line of credit........    24,974   (63,012)
  Proceeds from borrowings under debt facilities..........     4,274     7,009
  Repayments on borrowings under debt facilities..........    (7,984)  (47,266)
  Purchase of treasury stock..............................        --      (199)
                                                            --------  --------
    Net cash (used) provided by financing activities......    21,264   (33,976)
                                                            --------  --------
  Effect of exchange rate changes on cash.................      (313)     (769)
                                                            --------  --------
  Net (decrease) increase in cash and cash equivalents....   (15,281)   55,426
  Cash and cash equivalents at beginning of period........    25,244    15,124
                                                            --------  --------
  Cash and cash equivalents at end of period..............  $  9,963  $ 70,550
                                                            ========  ========
Supplemental disclosures:
  Cash paid for interest..................................  $  8,722  $ 17,367
  Cash paid for income taxes..............................  $    271  $ 42,190
  Cash refunds received for income taxes..................  $    385  $  1,274

Cash flows from operating activities before reorganization
 items:
  Cash receipts from customers............................  $ 52,802
  Cash payments to vendors, suppliers and employees.......  $ 56,212



   The accompanying notes are an integral part of these financial statements.

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                              September 30, 2001

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

2. VOLUNTARY FILING UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE

  The Company incurred substantial operating losses during 2000 and the first quarter of 2001 and had a working capital deficit of $140.4 million and $343.9 million at December 31, 2000 and March 31, 2001, respectively. On April 13, 2001, the Company received a Notice of Continuing Events of Default and Demand for Payment (the "Notice") from Foothill Capital Corporation, as agent for itself and another lender under the Restated Credit Agreement, which demanded the immediate payment of $85.7 million plus interest and various other costs, within five days (as defined below) of the Notice. Further, the Company did not pay the $4.2 million interest payment due on March 15, 2001, on the Company's outstanding 4 1/2% convertible subordinated notes due in 2004 (the "Subordinated Notes") in the principal amount of $185.0 million which resulted in the entire principal amount becoming immediately callable. The Company's inability to meet the obligations under the Restated Credit Agreement and the Subordinated Notes, the working capital deficit, and the expectation of continued operating losses in the short term had generated substantial uncertainty regarding the Company"s ability to meet its obligations in the ordinary course of business. As a result, on April 19 and 20, 2001, the Company, including 31 of its subsidiaries, elected to file separate petitions for relief under Chapter 11 of the United States Bankruptcy Code which allows for the reorganization of the Company's debts. The petitions were filed in the U.S. Bankruptcy Court for the Southern District of Mississippi and are being jointly administered under Case No. 01-52173 SEG. Since the date of the petition, the Company has maintained possession of its property, and has continued to remain in control of its ongoing business affairs as a Debtor in Possession. The Company also received approval from the bankruptcy court to pay or otherwise honor certain of its pre-petition obligations, including the authority to pay employee wages and to maintain employee benefit programs. The Company is continuing operations in Chapter 11. The financial statements do not include any adjustments that might result from uncertainties arising as a result of the Company's filing of a petition for bankruptcy.

  Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as Debtor in Possession. These claims are reflected in the September 30, 2001 balance

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

                              September 30, 2001

sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Company's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Company's property, plant, and equipment.

  The Company has retained the investment banking firm Houlihan, Lokey, Howard & Zukin and restructuring advisor Glass and Associates to assist in the preparation of a plan of reorganization. These advisors are assisting management and the Company's Board of Directors in evaluating all possible alternatives including, but not limited to, the selling of certain of the Company's business unit(s), infusion of capital, debt restructuring and any combinations of these options. In conjunction with the unsecured creditors' committee, the Company is exploring alternatives with a significant number of interested parties. The Company's period of exclusivity has been extended through December 11, 2001. At this time, the bankruptcy court will evaluate the company's reorganization progress. As this plan is developed, the Company is focusing its efforts on, among other things: evaluating all of its executory contracts for the purpose of determining whether or not such contracts should be assumed going forward; meeting with creditors, vendors, and customers to negotiate terms and conditions of future and past commitments; implementing cost-saving measures to achieve reductions in overhead and selling, general and administrative expenses; and updating its cash flow projections.

  The Company and its advisors are considering various restructuring alternatives. The ultimate plan adopted could have a significant adverse impact on current equity interests. The amount of the adverse impact will depend on, but will not be limited to the following factors: (a) the ultimate value of pre-petition claims, (b) the ability and dollar value(s) obtained from possible sale(s) of business unit(s), (c) the ability and dollar amount realized from possible capital infusions and debt restructuring and (d) the dollar amount of claims associated with the administration of this case.

  The Company continues to evaluate the possibility of the impairment in carrying values of its long-lived assets, including goodwill, and has prepared preliminary revised estimates of future operating results and cash flows which indicate carrying values are recoverable. These estimates are subject to change as the plan of reorganization is developed. The Company is assessing these carrying values and anticipates completing its evaluation by early 2002. This evaluation will assist in the review of impairment of long-lived assets. There is the possibility that reductions in the carrying values of these assets could be required in future periods as details of the plan of reorganization are finalized.

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

                              September 30, 2001


3. LIABILITIES NOT SUBJECT TO COMPROMISE

  As of September 30, 2001, liabilities not subject to compromise represent liabilities incurred subsequent to the filing date, certain liabilities on contracts assumed by the Company and long-term debt and related interest which are secured by certain assets, primarily property and equipment. Long-term debt included in liabilities not subject to compromise was as follows:

                                                                September 30,
                                                                     2001
                                                                --------------
                                                                (in thousands)
Borrowings under the Restated Credit Agreement
  Line of credit...............................................    $ 27,831
  Term loan....................................................      42,825
Notes payable to financial institutions and others bearing
 interest at rates ranging from 6.25% to 12.00%, payable in
 monthly installments, maturing at dates ranging from October
 2001 to March 2013 and secured by equipment, a lease and real
 property......................................................       3,314
Bonds payable to MARAD bearing interest at 6.35% maturing June
 2013 payable in semi-annual installments commencing July
 1,1999, secured by equipment..................................      19,854
Bonds payable, bearing interest at 7.99% payable in monthly
 installments commencing January 1999, maturing December 2008,
 secured by equipment..........................................      14,981
Capital lease obligations bearing interest at rates ranging
 from 6.86% to 16.84% maturing at dates ranging from June 2002
 through September 2004........................................       2,400
Note payable, bearing interest at 7.05%, payable in quarterly installments commencing April 1998, maturing March 2002,
 secured by equipment..........................................       2,500
                                                                   --------
                                                                   $113,705
Less: Current portion of long-term debt including debt in
 default.......................................................      96,620
                                                                   --------
Long-term debt less current portion............................    $ 17,085
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

  As disclosed in Note 2, on April 13, 2001, the Company received the Notice from Foothill Capital Corporation, as agent for itself and other lenders under the Restated Credit Agreement, which demanded the immediate payment of $85.7 million plus interest and various other costs, within five days of the Notice. As a result, the Company was unable to make any further borrowings under this facility.

  Under the original terms of the Restated Credit Agreement, the Company was allowed to borrow up to $70.0 million under a senior secured revolving line of credit facility. Availability under the line of

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

                              September 30, 2001

credit was based on specified percentages of the Company's receivables, inventories, equipment and real property. The interest rate on the line of credit is based on LIBOR or the base rate (as defined), with a floor of 7.5%. During the first year of the line of credit the spread is fixed at 3.75% over LIBOR and 1.75% over the base rate (as defined); thereafter the LIBOR option ranges from 3.25% to 4.25% over LIBOR and the base rate option ranges from 1.25% to 2.25% over the base rate (as defined). The default rate bears interest on the daily balance at a per annum rate equal to 2 percentage points above the per annum rate, otherwise, applicable under the loan agreement. The Company is also obligated to pay certain fees, including a commitment fee equal to (i) during year one of the facility, 0.50% of the unused portion of the line of credit and (ii) thereafter, a range of 0.25% to 0.50% of the unused portion of the line of credit, an annual facility fee of $87,500 and an agency fee equal to $10,000 per month.

  The term loan is a $40.0 million interest-only three-year facility with a stated maturity of October 2003. The term loan bears interest at the base rate (as defined) plus 5.5% with a floor of 13%. At the Company's option, it has the ability to capitalize 1.5% of the current interest charge through maturity. Interest is payable monthly. The default rate bears interest on the daily balance at a per annum rate equal to 2 percentage points above the per annum rate otherwise applicable under the loan agreement. The Company is also obligated to pay certain fees including an annual fee of $200,000 and a monthly servicing fee of $5,000.

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

  On July 13, 2001, the Company entered into a Cash Collateral Agreement with Foothill Capital Corporation, as agent for itself and another lender. This agreement allowed the Company continued use of its operating cash. The Company also agreed to comply with certain requirements relating to cash receipts and disbursements and agreed to make weekly adequate protection payments in an amount equal to the approximate pre-default interest charge on outstanding advances. On November 6, 2001, an agreement was reached with Foothill Capital Corporation to provide for the Company's continued use of cash collateral through the conclusion of the cash collateral hearing set for December 17, 18 and 19, 2001.

  Total balances outstanding under the Restated Credit Agreement at September 30, 2001 were $87.9 million including $17.9 million in letters of credit. This balance includes post-petition interest charges at pre-default interest rates. Included in the letter of credit amount is a $7.2 million letter of credit which is being used to fund worker's compensation claims payable by the Company's unconsolidated captive insurance subsidiary.

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

                              September 30, 2001


 MARAD Financing Agreement

  The Company is currently not in compliance with several restrictive financial and non-financial covenants under the financing agreement relating to its bonds guaranteed by the U.S. Maritime Administration ("MARAD"). At September 30, 2001, the Company had $19.9 million in principal amount of these MARAD bonds outstanding. As a result of this noncompliance, under the terms of the financing agreement, the Company may be required to pay monetary penalties, repay the outstanding balance under the MARAD bonds or both.

4. LIABILITIES SUBJECT TO COMPROMISE

  At September 30, 2001, liabilities subject to compromise included the following (in thousands):

   Convertible subordinated notes..................................... $185,000
   Accounts payable...................................................   87,665
   Contract liabilities...............................................   71,585
   Accrued Interest...................................................    5,041
   Other accrued liabilities..........................................   19,632
                                                                       --------
                                                                       $368,923
                                                                       ========

 4 1/2% Convertible Subordinated Notes

  The Company failed to pay the $4.2 million interest payment due March 15, 2001 on the Company's outstanding Subordinated Notes due in 2004 resulting in the entire $185.0 million principal amount becoming immediately callable. The Company has reclassified the debt as a liability subject to compromise at September 30, 2001. Further, the Company recognized interest expense during the first six months of 2001 for the unaccreted discount on the notes totaling $54.8 million.

5. SALE OF FRENCH SUBSIDIARIES

  In May 2001, the Company completed the sale of its French subsidiaries, Brissoneau et Lotz Marine, S.A., in Nantes, France, and BOPP S.A., in Brest, France to Hydralift A.S.A. of Kristiansand, Norway for cash consideration of $33.5 million, before expenses. Pursuant to an order of the bankruptcy court, the Company has agreed to escrow funds from the sale and the disbursement of such funds would be subject to the review and approval of legal counsel representing the Official Committee of Unsecured Creditors and/or an order of the bankruptcy court. The funds held in escrow are presented as restricted cash and cash equivalents in the accompanying balance sheet as of September 30, 2001. The Company recorded a gain of approximately $16.0 million related to this transaction in the second quarter of 2001.

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

                              September 30, 2001


6. INVENTORIES

  At September 30, 2001 and December 31, 2000, inventories consisted of the following:

                                                      September 30, December 31,
                                                          2001          2000
                                                      ------------- ------------
                                                            (in thousands)
   Jack-up rig components............................    $14,807      $19,727
   Steel and other raw materials.....................     12,817       15,362
   Other.............................................     10,368       14,397
                                                         -------      -------
                                                          37,992       49,486
   Less reserve for obsolete inventories.............     10,820        8,252
                                                         -------      -------
                                                         $27,172      $41,234
                                                         =======      =======

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

                                    Three months ended September 30, 2001
                         --------------------------------------------------------------
                                            Engineered
                         Vessels  Offshore   Products  Corporate  Eliminations  Total
                         -------- --------  ---------- ---------  ------------ --------
                                                (in thousands)
Revenues................ $ 31,600 $ 15,374   $14,627   $     --    $      --   $ 61,601
Operating income
 (loss)................. $  1,143 $  1,333   $ 1,698   $ (7,447)   $      --   $ (3,273)
Total assets (end of
 period)................ $178,047 $166,328   $65,649   $668,411    $(377,310)  $701,125

                                    Three months ended September 30, 2000
                         --------------------------------------------------------------
                                            Engineered
                         Vessels  Offshore   Products  Corporate  Eliminations  Total
                         -------- --------  ---------- ---------  ------------ --------
                                                (in thousands)
Revenues................ $ 40,960 $ 88,591   $32,629   $     --    $      --   $162,180
Operating income
 (loss)................. $    673 $( 4,015)  $ 4,285   $ (8,571)   $      --   $( 7,628)
Total assets (end of
 period)................ $132,284 $300,962   $71,635   $594,560    $(317,291)  $782,150

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

                               September 30, 2001

                                     Nine months ended September 30, 2001
                         ---------------------------------------------------------------
                                             Engineered
                         Vessels   Offshore   Products  Corporate  Eliminations  Total
                         --------  --------  ---------- ---------  ------------ --------
                                                (in thousands)
Revenues................ $ 90,798  $101,312   $69,378   $     --    $      --   $261,488
Operating income
 (loss)................. $ (9,130) $     81   $ 6,065   $(21,524)   $      --   $(24,508)

                                     Nine months ended September 30, 2000
                         ---------------------------------------------------------------
                                             Engineered
                         Vessels   Offshore   Products  Corporate  Eliminations  Total
                         --------  --------  ---------- ---------  ------------ --------
                                                (in thousands)
Revenues................ $186,126  $292,737   $89,176   $     --    $      --   $568,039
Operating income
 (loss)................. $ 17,407  $(28,232)  $ 7,258   $(23,227)   $      --   $(26,794)

8. RECONCILIATION OF NET INCOME PER SHARE

  The following table sets forth the computation of basic and diluted net loss per share:

                                          Three Months
                                        Ended September    Nine Months Ended
                                              30,            September 30,
                                        -----------------  ------------------
                                          2001     2000      2001      2000
                                        --------  -------  --------  --------
                                        (in 000's, except per share data)
   Numerator:
     Net loss.......................... $(10,821) $(9,402) $(93,262) $(30,620)
                                        ========  =======  ========  ========
     Numerator for net loss per share,
      diluted.......................... $(10,821) $(9,402) $(93,262) $(30,620)
                                        ========  =======  ========  ========
   Denominator:
     Denominator for net loss per
      share-weighted average shares
      outstanding......................   48,709   48,778    48,709    43,234
     Effect of dilutive securities:
       Stock options...................       --       --        --        --
                                        --------  -------  --------  --------
     Denominator for net loss per
      share, Diluted...................   48,709   48,778    48,709    43,234
                                        ========  =======  ========  ========
   Net loss per share.................. $  (0.22) $ (0.19) $  (1.91) $  (0.71)
                                        ========  =======  ========  ========
   Net loss per share, diluted......... $  (0.22) $ (0.19) $  (1.91) $  (0.71)
                                        ========  =======  ========  ========

  The effect on net loss per share, diluted, would be anti-dilutive if the stock options, warrants and the conversion of the 4 1/2% Convertible Subordinated Notes had been assumed in the computation. The Company believes its plan of reorganization may require the issuance of common stock that could have a significant adverse impact on current equity interests. (See also Note
2)

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

                              September 30, 2001


9. COMPREHENSIVE LOSS

  Other comprehensive loss includes foreign currency translation adjustments. Total comprehensive loss was as follows:

                                                            Nine months ended
                                                              September 30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                                                             (in thousands)
   Net loss................................................ $(93,262) $(30,620)
   Other comprehensive loss:
     Foreign currency translation..........................   (1,358)   (2,144)
                                                            --------  --------
   Comprehensive loss...................................... $(94,620) $(32,764)
                                                            ========  ========

10. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

  Prior to March 1, 2000, Offshore Marine Indemnity Company ("OMIC"), a wholly-owned subsidiary of the Company domiciled in Vermont, acted as a fronting reinsurance captive company for the Company worker's compensation insurance program. On June 7, 2001, the Commissioner of the Vermont Department of Banking, Insurance, Securities and Healthcare Administration was ordered by the Washington County Superior Court in the state of Vermont to take possession and control of all or part of the property, books and accounts, documents and other records of OMIC. OMIC and its officers, managers, agents, employees and any other persons were also enjoined from disposing of its property and from transacting its business except with the written consent of the Commissioner. Based on the court order, the Company does not exercise control over OMIC. Accordingly, the subsidiary was deconsolidated as of June 30, 2001 and the Company eliminated the insurance reserves and reinsurance receivables from its balance sheet at June 30, 2001 and wrote off its investment in OMIC totaling $1.4 million.

  OMIC assumed certain risks from Reliance Insurance Company (Reliance) under a reinsurance agreement from March 1997 to March 2000. OMIC assumed risk for the first $250,000 on individual workers' compensation losses written through Reliance for the Company. At September 30, 2001, the Company had amounts due to OMIC of approximately $6.7 million. This liability, which is included in accrued liabilities in the accompanying balance sheet, represents advances by OMIC to the Company in the normal course of OMIC's operations. Pursuant to the terms of the reinsurance agreement with Reliance, the amounts due from OMIC to Reliance are secured by a letter of credit totaling $7.2 million issued in favor of Reliance. However, Reliance has notified the Company that it believes the letter of credit was issued for the benefit of all its policy holders and Reliance's use of the proceeds of the letter of credit solely for OMIC's obligations is not certain at this time. The Company has filed suit against Reliance to prevent any draws on the letter of credit that would fund claim payments other than payments related to OMIC. The outcome of this suit is uncertain.

  Prior to its deconsolidation, OMIC recorded a reinsurance receivable from Reliance of approximately $11.0 million. On October 3, 2001, Reliance was placed into liquidation by the Pennsylvania Insurance Commissioner. Management, in consultation with legal counsel, believes the liquidation of Reliance triggers relevant state guaranty association statutes and the guaranty associations become obligated, to the extent of their state's statutory coverage, for payment of the claims of Reliance's insureds and claimants. As a result, management believes that amounts otherwise

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

                              September 30, 2001

due from Reliance to OMIC or the Company and its claimants will be paid by the applicable state guaranty association. However, the state guaranty associations may assert claims against OMIC and the Company for payments made to claimants of Reliance. There is no assurance that management's position will be upheld by applicable courts and that additional liabilities will not result.

11. CONTRACTUAL MATTERS AND CONTINGENCIES

 Ocean Rig

  On March 9, 2001, the Company entered into a Remuneration Agreement with Ocean Rig ASA in order to resolve the disputes which had arisen between them; to amend certain provisions of the completion contracts to construct two Bingo design semi-submersible offshore drilling rigs and previous settlement agreements; and to ensure the successful and timely completion of the rigs to the mutual benefit of both parties. In accordance with the Remuneration Agreement, Ocean Rig ASA was granted control over the rig projects and paid the Company a contractually established rate for equipment, personnel and labor provided by the Company to cover the costs of completing the projects. As a further result of the agreement, Ocean Rig withdrew the arbitration and other legal proceedings. The Company also agreed to issue 2.0 million warrants to Ocean Rig ASA to purchase the Company's common stock at a strike price of $5.00 per share, but these warrants were not issued due to the Company's bankruptcy filing. Shipyard construction of the first rig was completed in May 2001 and that rig left the Company's facility to undergo final outfitting, including the installation of the dynamic positioning thruster system. This rig is currently undergoing final sea trial commissioning. The second rig left the Company's facility in July 2001 and construction will be completed at a Canadian shipyard.

  If the Company does not assume this Remuneration Agreement during the bankruptcy proceedings, Ocean Rig may reassert its claims against the Company under the original Contracts (as amended), the Settlement Agreement, the Co-Operation Agreement (including liquidated damages subject to cap), the Remuneration Agreement, or at law. If these claims are reasserted, the Company believes that the claims could be substantial and would represent a liability subject to compromise. The Company is attempting to negotiate an agreement with Ocean Rig to resolve all remaining issues.

 Petrodrill

  On February 28, 2001, the Company announced an agreement in principle with Fireman's Fund, the surety company which wrote the performance bonds of $87 million per rig on the Petrodrill project, pursuant to which the surety company had agreed to provide certain funding for the completion of construction of two semi-submersible drilling rigs. The agreement provided that the surety company would contract with Friede Goldman Offshore-Texas ("FGOT") for FGOT's completion of the project on a "time and materials" basis, including payment of all direct labor and fringe benefit costs, materials, subcontractor and other costs and an allocation for overhead and general and administrative expenses. The terms of the final agreement were not successfully negotiated resulting in the surety ceasing to provide funding. At December 31, 2000, approximately $80.9 million was included in the reserve for losses on uncompleted contracts on the consolidated balance sheet for the Petrodrill contract.

  On May 4, 2001, the Company announced that it filed with the bankruptcy court a motion to reject the contracts related to the Petrodrill project. This motion was approved by the bankruptcy court in June 2001 and finalized in July 2001. Work on the projects was discontinued effective May 4, 2001.

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

                              September 30, 2001

Construction on the projects has been resumed pursuant to a bankruptcy court motion effective September 6, 2001. This motion provides for the Company to work as authorized by the customer and surety company for a 120-day period for Rig I and a 150-day period for Rig II. These periods began on September 6, 2001. The construction is to be performed at specified labor, equipment and material billing rates.

  At September 30, 2001, the Company had a reserve for estimated costs to complete the contract of $23.3 million, which represents the estimated cost of completion in excess of future billings at the time work on the project was suspended in May 2001. This amount is included in liabilities subject to compromise in the Company's balance sheet. The Company believes the cost to complete could significantly increase due to delays and the customer's/surety's inaction on resolving the strategy to complete construction of the rigs. The Company is not privileged to the customer's/surety's final strategy for completion of these projects and does not have information as to the estimated final cost to complete under the customer's/surety's strategy. There is a strong likelihood that the costs to complete the rigs and any claim(s) ultimately asserted in the bankruptcy court by Fireman's Fund and/or Petrodrill will substantially exceed the reserve of $23.3 million. Petrodrill and the surety have not made any claims for damages incurred to date or for damages that will be incurred in the future related to the Company's rejection of the contract. At September 30, 2001 the Company has recorded a liability of $14.9 million related to costs for this project funded by the surety. The Company believes any claim made by Petrodrill and/or the surety would be a liability subject to compromise.

 PASHA

  On December 28, 2000, the Company signed a contract for the construction of a 4,000 car carrier for transport between the west coast and the Hawaiian island. On May 1, 2001 the Company gave notice to the customer that it was not financially capable of completing this contract without further funding to ensure a cash flow positive contract from the date of filing Chapter 11 Reorganization on April 20, 2001. This additional funding was anticipated to come from the surety company which wrote the performance bond for the project. The surety company provided additional funding for the project under court order until July 27, 2001 when it informed the Company that it would not fund completion of the vessel. The customer and the Company maintain that this is a violation of the terms of the performance bond. The customer and the Company have entered into amendment No. 8 of the construction contract which converts the contract to a cost plus contingency contract subject to a cap. This amended contract is subject to assumption in the bankruptcy court, the surety company providing the additional funding necessary to complete and the approval of the U. S. Maritime Administration (MARAD) (the provider of customer financing). The Company has filed to assume the contract in the bankruptcy court and the surety company has filed an objection. The customer has filed a motion for summary judgement against the surety company in U. S. District court to compel performance under the bond. MARAD has committed in writing to give its approval contingent upon the assumption and the surety company's funding. These actions are pending.

  The Company has recorded a reserve for estimated costs to complete the contract of $22.0 million, which represents the estimated cost of completion in excess of future billings at the time work on the project was suspended. This amount is included in liabilities subject to compromise in the Company's balance sheet. There is a risk that the reserve may not be sufficient to cover the claim(s), if any, asserted by the customer and the surety that are ultimately approved by the bankruptcy court.

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

                              September 30, 2001

The customer and the surety have not made a claim for damages incurred to date or for damages that will be incurred in the future. At this time the customer has agreed to not make a claim against the Company. The Company believes any claim made by the surety would be a liability subject to compromise.

 Friede Goldman Newfoundland

  In connection with its acquisition of two shipyards in Newfoundland, Canada from the Province of Newfoundland (the "Province"), the Company agreed to maintain minimum employment levels at each shipyard and is subject to financial penalties if it fails to do so. The Company was not in compliance with this man-hour requirement in 1999 and 2000 and on April 16, 2001, the Company received notice that the resulting liquidated damages payment of C$10.0 million (approximately $6.4 million) was currently due and payable. The Province's notice indicates that it will defer the payment temporarily, but reserves the right to demand and receive payment in full at a later date. The Company is in discussions with the Province regarding the possible waiver of such penalties.

 CNOOC

  The Company has filed a motion with the bankruptcy court to reject the contract between the Company and China National Offshore Oil Company (CNOOC) for the construction of a heavy derrick-lay barge. After the Company's Chapter 11 filing, CNOOC was able to obtain funding from the surety company which underwrote the contract performance bank guarantee to complete construction of the project. The amount of this guarantee is $10 million. The Company is cooperating with the surety in its assessment of the validity of claims against the bank guarantee. The Company has not recorded any liability regarding this contingency. The Company believes any claim made by the customer and/or the surety would be a liability subject to compromise.

 Liberty Mutual and Wausau

  On December 5, 2000, the Company reached a settlement agreement with a former worker's compensation provider. In conjunction with this agreement, the Company was to pay approximately $3.0 million as its share of the settlement of all claims arising from this case. As of the bankruptcy filing date, the Company has paid a net of approximately $1.75 million. The bankruptcy court on October 2, 2001 denied the Company and another co-defendant permission to pay the net remaining $1.25 million of the settlement. As the result of this ruling, the insurer may file a claim for an amount substantially greater than the remaining installment. The Company has recorded a reserve in the amount of the remaining installment in its liabilities subject to compromise. The Company believes that any additional amounts, which may be approved by the bankruptcy court, will also be a liability subject to compromise.

12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

                              September 30, 2001


  The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in pre-tax net income of $11.3 million ($.23 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

  The level of demand for Friede Goldman Halter's services is affected by the level of demand for the services of offshore drilling contractors, including the demand for specific types of offshore drilling rigs having required drilling capabilities or technical specifications. This, in turn, is dependent upon the condition of the oil and gas industry and, in particular, the level of capital expenditures of oil and gas companies with respect to offshore drilling activities and the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development, and production activities. These capital expenditures are influenced by prevailing oil and natural gas prices, expectations about future prices, the level of activity in offshore oil and gas exploration, development and production, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions, and the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development and production activities. Our operating results for the quarter ended September 30, 2001 were adversely impacted by recent reductions in oil and natural gas prices, the general weakening in the domestic and international economy and uncertainties related to our Chapter 11 reorganization.

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

 Three Months Ended September 30, 2001 vs. Three Months Ended September 30,
2000

  The following table sets forth contract revenue earned by business segment as a percentage of our revenue for the periods indicated.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                  2001             2000
                                             --------------- ----------------
                                             Amount  Percent  Amount  Percent
                                             ------- ------- -------- -------
                                                      (in thousands)
   Contract revenue earned by business
    segment:
     Vessels................................ $31,600   51.3% $ 40,960   25.3%
     Offshore...............................  15,374   25.0    88,591   54.6
     Engineered Products....................  14,627   23.7    32,629   20.1
                                             -------  -----  --------  -----
                                             $61,601  100.0% $162,180  100.0%
                                             =======  =====  ========  =====

  Contract revenue decreased 62.0% to $61.6 million for the quarter ended September 30, 2001 compared to $162.2 million for the quarter ended September 30, 2000. The overall decrease of $100.6 million was attributable to the following:

  . The Vessels segment revenues decreased $9.4 million primarily due to revenues relating to the vessel repair business in 2001. This business unit was sold in August 2000.

  . The Offshore segment revenues decreased $73.2 million primarily due to the completion of work on three new build semi-submersible drilling rigs and the suspension of work on two other new build semi-submersible drilling rigs.

  . Engineered Products segment revenues decreased $18.0 million due to the completion of two major projects during the third quarter of 2001 and the sale of its French subsidiary in May 2001.

  The gross profit margin was $7.1 million, or a gross margin of 11.6%, for the quarter ended September 30, 2001 compared to a gross margin of $8.6 million, or a gross margin of 5.3%, for the quarter ended September 30, 2000. The overall change was attributable to the following:

  . The gross profit margin for the Vessels segment was to $2.3 million, or a gross margin of 7.2%, for the third quarter of 2001 compared to a profit of $2.4 million, or a gross profit margin of 5.8%, for the third quarter of 2000. The increase in gross margin percentage is primarily due to low margins achieved on the vessel repair business during the third quarter of 2000.

  . The gross profit margin for the Offshore segment increased to $2.2 million, or a margin of 14.6%, for the third quarter of 2001 compared to loss of $0.3 million, or a negative margin of 0.4%, for the third quarter of 2000. The increase in margin is primarily due to the loss recorded in the third quarter of 2000 on a contract to construct two semi-submersible drilling rigs for Ocean Rig ASA as a result of an increase in the estimated man-hours to complete this project.

  . The gross profit margin for the Engineered Products segment decreased to $2.6 million, or 17.9%, for the third quarter of 2001 compared to $6.6 million, or 20.2%, for the third quarter of 2000. During the third quarter of 2000, the Engineered Products segment recorded higher margins on two major projects that were completed during the current quarter. In addition, the segment recorded gross margin from its French subsidiary in the third quarter of 2000. This subsidiary was sold in May 2001.

  Selling, general and administrative ("S,G&A") expenses decreased to $7.6 million, or 12.4%, of revenue for the third quarter of 2001 compared to $14.4 million, or 8.9%, of revenue for the third quarter of 2000. The decrease in S,G&A expenses is due to personnel reductions and other cost-saving measures implemented by the Company.

  Amortization of goodwill increased to $2.8 million for the third quarter of 2001 compared to $2.0 million for the third quarter of 2000 reflecting amortization relating to additions to goodwill in 2000.

  Net interest expense (interest expense less interest income) decreased to $2.3 million for the third quarter of 2001 compared to $7.9 million for the third quarter of 2000 primarily as a result of the discontinuance of the accrual of interest expense on the 4 1/2% convertible subordinated notes subsequent to the bankruptcy filing.

  The Company incurred professional fees of $5.3 million related to its bankruptcy proceeding and reorganization in the third quarter of 2001.

  Loss before income taxes decreased to a $10.8 million loss in the third quarter of 2001 compared to a $14.9 million loss for the third quarter of 2000. The decrease is primarily due to the loss recorded in the third quarter of 2000 on a contract to construct two semi-submersible drilling rigs for Ocean Rig

ASA and a decrease in selling, general and administrative expenses. We expect the downward trend in operating losses to continue as we seek to reorganize our operations. We have achieved reductions in overhead and selling, general and administrative expenses, through recent reductions in our workforce, salary reductions taken by members of senior management and elimination of other non-essential spending. We will continue to evaluate other opportunities to further reduce overhead and S,G&A expenses.

  We recognized an income tax benefit of $0.02 million in the third quarter of 2001 compared to an income tax benefit of $5.5 million for the third quarter of 2000. As a result of losses recorded during the fourth quarter of 2000 and the first three quarters of 2001, the income tax benefits available for financial reporting purposes were limited significantly. We have recorded a valuation allowance which offsets substantially all of the deferred tax assets arising from contract reserves and net operating loss carry-forwards generated through the current period.

 Nine Months Ended September 30, 2001 vs. Nine Months Ended September 30, 2000

  The following table sets forth contract revenue earned by business segment as a percentage of our revenue for the periods indicated.

                                             Nine Months Ended September 30,
                                            ---------------------------------
                                                  2001             2000
                                            ---------------- ----------------
                                             Amount  Percent  Amount  Percent
                                            -------- ------- -------- -------
                                                     (in thousands)
   Contract revenue earned by business
    segment:
     Vessels............................... $ 90,798   34.7% $186,126   32.8%
     Offshore..............................  101,312   38.8   292,737   51.5
     Engineered Products...................   69,378   26.5    89,176   15.7
                                            --------  -----  --------  -----
                                            $261,488  100.0% $568,039  100.0%
                                            ========  =====  ========  =====

  Contract revenue decreased 54.0% to $261.5 million for the nine months ended September 30, 2001 compared to $568.0 million for the nine months ended September 30, 2000. The overall decrease of $306.5 million was attributable to the following:

  . The Vessels segment revenues decreased $95.3 million primarily due to the completion of two government vessels and two energy vessels in 2000 that were not replaced in 2001 and the ongoing construction of one government vessel which was nearing completion during the third quarter of 2001. Additionally, the yachts and vessel repair businesses were sold in April and August, 2000, respectively, causing a $54.2 million decrease in revenue through the third quarter of 2001 compared to 2000.

  . The Offshore segment revenues decreased $191.4 million primarily due to the completion of one new build and two conversions of semi-submersible drilling rigs in 2000 that have not been replaced in 2001 and the ongoing construction of four new build semi-submersible drilling rigs, two of which were completed during the third quarter of 2001. In addition, construction on the two other new build semi-submersible drilling rigs was suspended on May 4, 2001. Construction on these rigs resumed September 6, 2001; however, minimal revenue was recognized during the third quarter of 2001.

  . Engineered Products segment revenues decreased $19.8 million primarily due to the sale of our French subsidiary in May 2001.

  The gross profit margin was $12.3 million, or 4.7%, for the nine months ended September 30, 2001 compared to $21.9 million, or 3.8%, for the nine months ended September 30, 2000. The overall change was attributable to the following:

  . The gross profit margin for the Vessels segment decreased to a loss of $3.3 million, or a negative margin of 3.7%, for the nine months ended September 30, 2001 compared to $22.9 million, or 12.3%, for the nine months ended September 30, 2000. The decrease in margin is primarily the result of the sale of the higher margin repair business in August 2000, overhead inefficiencies due to lower sales volume, and losses incurred on a contract to build a car carrier vessel. The losses on this contract were primarily attributable to delays and disruption caused by the Company's liquidity prior to filing Chapter 11 and negotiations with the surety company after filing Chapter 11.

  . The gross profit margin for the Offshore segment increased to $4.0 million, or 3.9%, for the nine months ended September 30, 2001 compared to a loss of $16.3 million, or a negative margin of 5.6%, for the nine months ended September 30, 2000. The increase in margin is primarily due to the losses recorded in 2000 on a contract to construct two semi-submersible drilling rigs for Ocean Rig ASA requiring increased estimated man-hours to complete this project. The gross profit margin was also impacted by an increase in the reserve for obsolete inventories of $5.0 million in the second quarter of 2001.

  . The gross profit margin for the Engineered Products segment decreased to $11.7 million, or 16.9%, for the nine months ended September 30, 2001 compared to $15.3 million, or 17.2%, for the nine months ended September 30, 2000 primarily due to margins recorded in 2000 on two major contracts completed in 2001.

  Selling, general and administrative ("S,G&A") expenses decreased to $28.4 million or 10.9% of revenue for the nine months ended September 30, 2001 compared to $43.0 million, or 7.6% of revenue for the nine months ended September 30, 2000. The decrease in S,G&A expenses is due to personnel reductions and other cost-saving measures implemented by the Company.

  Amortization of goodwill increased to $8.4 million for the nine months ended September 30, 2001 compared to $5.6 million for the nine months ended September 30, 2000 reflecting amortization relating to additions to goodwill in 2000.

  Net interest expense (interest expense less interest income) increased to $69.1 million for the nine months ended September 30, 2001 compared to $25.5 million for the nine months ended September 30, 2000 primarily as a result of the recognition of interest expense during the first two quarters of 2001 for the unaccreted discount totaling $54.8 million on the 4 % convertible subordinated notes.

  The Company incurred professional fees of $7.3 million related to the bankruptcy proceeding and reorganization in the second and third quarters of 2001. The company also wrote off $2.6 million of debt issuance costs related to the 4 % subordinated convertible notes due to the notes being reclassified as a liability subject to compromise.

  Loss before income taxes increased to a $89.3 million loss for the nine months ended September 30, 2001 compared to a $52.4 million loss for the nine months ended September 30, 2000. The increase was primarily the result of the accretion of the remaining discount on convertible notes recorded during the first quarter of 2001 offset by losses on the Ocean Rig contract recorded during the same period of the prior year.

  We recognized income tax expense of $4.0 million for the nine months ended September 30, 2001 compared to an income tax benefit of $21.8 million for the nine months ended September 30, 2000. As a result of losses recorded during the fourth quarter of 2000 and the first nine months of 2001, the benefits available for financial reporting purposes were limited significantly. We have recorded a valuation allowance which offsets substantially all of the deferred tax assets arising from contract reserves and net operating loss carry-forwards generated through the current period. The income tax expense recorded during the nine month period ended September 30, 2001 is related to income generated by our French foreign subsidiary and an increase in the valuation allowances of deferred tax assets.

  Our construction backlog of $238.4 million at September 30, 2001 decreased 41.0% compared to $403.5 million at December 31, 2000. At September 30, 2001, backlog by segment was as follows: Vessels, $167.5 million; Offshore, $34.4 million; and Engineered Products, $36.5 million.

Liquidity and Capital Resources

 Overview

  We incurred substantial operating losses during 2000 and the first three months of 2001 and had a working capital deficit of $140.4 million and $343.9 million at December 31, 2000 and March 31, 2001, respectively. On April 13, 2001, we received a Notice from Foothill Capital Corporation, as agent for itself and another lender under the Restated Credit Agreement, which demanded the immediate payment of $85.7 million plus interest and various other costs, within five days of the Notice. Further, we did not pay the $4.2 million interest payment due on March 15, 2001, on our outstanding Subordinated Notes due in 2004 in the principal amount of $185.0 million which resulted in the entire principal amount becoming immediately callable. Our inability to meet the obligations under the Restated Credit Agreement and the Subordinated Notes, the working capital deficit, and the expectation of continued operating losses in the short term had generated substantial uncertainty regarding our ability to meet our obligations in the ordinary course of business. As a result, on April 19 and 20, 2001, Friede Goldman Halter, Inc., including 31 of its subsidiaries, elected to file separate petitions for relief under Chapter 11 of the United States Bankruptcy Code which allows for the reorganization of our debts. The petitions were filed in the U.S. Bankruptcy Court for the Southern District of Mississippi and are being jointly administered under Case No. 01-52173 SEG. Since the date of the petition, we have maintained possession of our property, and have continued to remain in control of our ongoing business affairs as a Debtor in Possession. The Company also received approval from the bankruptcy court to pay or otherwise honor certain of its pre-petition obligations, including the authority to pay employee wages and to maintain employee benefit programs. We are continuing operations in Chapter
11. The financial statements do not include any adjustments that might result from uncertainties arising as a result of our filing of a petition for bankruptcy.

  The Company has retained the investment banking firm Houlihan, Lokey, Howard & Zukin and restructuring advisor Glass and Associates to assist in the preparation of a plan of reorganization. These advisors are to evaluate all possible alternatives including, but not limited to, the selling of certain of the company's business unit(s), infusion of capital, debt restructuring and any combinations of these options. The Company's period of exclusivity has been extended through December 11, 2001. At this time, the bankruptcy court will evaluate the company's reorganization progress. As this plan is developed, the Company is focusing its efforts on, among other things: evaluating all of its executory contracts for the purpose of determining whether or not such contracts should be assumed going forward; meeting with creditors, vendors, and customers to negotiate terms and conditions of future and past commitments; implementing cost-saving measures to achieve reductions in overhead and selling, general and administrative expenses; and updating its cash flow projections.

  The Company and its advisors are considering various restructuring alternatives. The ultimate plan adopted could have a significant adverse impact on current equity interests. The amount of the adverse impact will depend on, but will not be limited to the following factors: (a) the ultimate value of pre-petition claims, (b) the ability and dollar value(s) obtained from possible sale(s) of business unit(s), (c) the ability and dollar amount realized from possible capital infusions and debt restructuring and (d) the dollar amount of claims associated with the administration of this case.

 Cash flow summary

  During the nine months ended September 30, 2001, we financed our business activities through funds generated from cash balances, including those generated through collections of accounts receivable, borrowings under the Restated Credit Agreement and proceeds received from the sale of our French subsidiary.

  Net cash used in operating activities during the nine months ended September 30, 2001 was $32.3 million including a net loss of $93.2 million for the period. Funds generated through operating activities included a $22.4 million decrease in contract and other receivables. Funds used by operating activities included a $36.4 million decrease in the reserve for uncompleted contracts.

  Net cash used by investing activities during the nine months ended September 30, 2001 was $4.0 million and was primarily related to capital expenditures. The Company also generated cash of $26.6 million from the sale of its French subsidiaries; however, use of these funds is restricted and subject to the approval of the unsecured creditor's' committee and/or an order of the bankruptcy court.

  Net cash provided by financing activities during the nine months ended September 30, 2001 was $21.7 million. We had net borrowings under our line of credit of $25.3 million, net borrowings from other debt facilities of $4.3 million and repayments of borrowings from other debt facilities of $8.0 million.

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

  As stated above, on April 13, 2001, we received the Notice from Foothill Capital Corporation, as agent for itself and other lenders under the Restated Credit Agreement, which demanded the immediate payment of $85.7 million plus interest and various other costs, within five days of the Notice. As a result, we are unable to make any further borrowings under this facility.

  Under the original terms of the Restated Credit Agreement, we were allowed to borrow up to $70.0 million under a senior secured revolving line of credit facility. Availability under the line of credit was based on specified percentages of our receivables, inventories, equipment and real property. The interest rate on the line of credit is based on LIBOR or the base rate (as defined), with a floor of 7.5%. During the first year of the line of credit the spread is fixed at 3.75% over LIBOR and 1.75% over the base rate; thereafter the LIBOR option ranges from 3.25% to 4.25% over LIBOR and the base rate option ranges from 1.25% to 2.25% over the base rate, (as defined). The default rate bears interest on the daily balance at a per annum rate equal to 2 percentage points above the per annum rate otherwise applicable under the loan agreement. We are also obligated to pay certain fees, including a commitment fee equal to (i) during year one of the facility, 0.50% of the unused portion of the line of credit and (ii) thereafter, a range of 0.25% to 0.50% of the unused portion of the line of credit, an annual facility fee of $87,500 and an agency fee of $10,000 per month.

  The term loan is a $40.0 million interest-only three-year facility with a stated maturity of October 2003. The term loan bears interest at the base rate (as defined) plus 5.5% with a floor of 13%. At our option, we have the ability to capitalize 1.5% of the current interest charge through maturity. Interest is payable monthly. The default rate bears interest on the daily balance at a per annum rate equal to 2 percentage points above the per annum rate, otherwise, applicable under the loan agreement. The Company is also obligated to pay certain fees including an annual fee of $200,000 and a monthly servicing fee of $5,000.

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

  On July 13, 2001, the Company entered into a Cash Collateral Agreement with Foothill Capital Corporation, as agent for itself and another lender. This agreement allowed the Company continued use of its operating cash. The Company also agreed to comply with certain requirements relating to cash receipts and disbursements and agreed to make weekly adequate protection payments in an amount equal to the approximate pre-default interest charge on outstanding advances. On November 6, 2001, an agreement was reached with Foothill Capital Corporation to provide for the our continued use of cash collateral through the conclusion of the cash collateral hearing set for December 17, 18 and 19, 2001.

  Total balances outstanding under the Restated Credit Agreement at September 30, 2001 were $87.9 million including $17.9 million in letters of credit. This balance includes post-petition interest charges at pre-default interest rates. Included in the letter of credit amount is a $7.2 million letter of credit which is being used to fund worker's compensation claims payable by the Company's unconsolidated captive insurance subsidiary.

4 1/2% Convertible Subordinated Notes

  We failed to pay the $4.2 million interest payment due on March 15, 2001 on our outstanding Subordinated Notes due in 2004 resulting in the entire $185.0 million principal amount becoming immediately callable. The Company has reclassified the debt as a liability subject to compromise at September 30, 2001. Further, it recognized interest expense during the first six months of 2001 for the unaccreted discount totaling $54.8 million on the notes.

 MARAD Financing Agreement

  We are currently not in compliance with several restrictive financial and non-financial covenants under the financing agreement relating to our bonds guaranteed by the U.S. Maritime Administration ("MARAD"). At September 30, 2001, we had $19.9 million in principal amount of these MARAD bonds outstanding. As a result of this noncompliance, under the terms of the financing agreement, we may be required to pay monetary penalties and or repay the outstanding balance under the MARAD bonds. If required to make this repayment, we do not anticipate having sufficient funds to do so.

Forward--Looking Statements

  This Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q, are forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including (i) risks related to uncertainties arising as a result of our filing a petition for bankruptcy in April 2001, (ii) risks of reduced levels of demand for our products and services resulting from reduced levels of capital expenditures of oil and gas companies relating to offshore drilling and exploration activity and reduced levels of capital expenditures of offshore drilling contractors, which levels of capital expenditures may be affected by prevailing oil and natural gas prices, expectations about future oil and natural gas prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions, the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development and production activities, and other factors, (iii) risks related to expansion of operations, either at our shipyards or one or more other locations, (iv) operating risks relating to conversion, retrofit and repair of drilling rigs, new construction of drilling rigs and production units and the design of new drilling rigs, new construction and repair of vessels and the design of new vessels, and the design and manufacture of engineered products (v) contract bidding risks, (vi) risks related to dependence on significant customers, (vii) risks related to the failure to realize the level of backlog estimated by us due to determinations by one or more customers to change or terminate all or portions of projects included in such estimation of backlog, (viii) risks related to regulatory and environmental matters, (ix) risks related to future government funding for certain vessel contracts and prospects, (x) risks related to the completion of contracts to construct offshore drilling rigs and vessels at costs not in excess of those currently estimated by us and prior to the contractual delivery dates and (xi) risks of untimely performance by companies which provide services to us as subcontractors under construction contracts. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  Our market risk disclosures set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 have not changed significantly through the period ended September 30, 2001.

                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings

 CNOOC

  The Company has filed a motion with the bankruptcy court to reject the contract between the Company and China National Offshore Oil Company (CNOOC) for the construction of a heavy derrick-lay barge. After the Company's Chapter 11 filing, CNOOC was able to obtain funding from the surety company which underwrote the contract performance bank guarantee to complete construction of the project. The amount of this guarantee is $10 million. The Company is cooperating with the surety in its assessment of the validity of claims against the bank guarantee. The Company has not recorded any liability regarding this contingency. The Company believes any claim made by the customer and/or the surety would be a liability subject to compromise.

 Liberty Mutual and Wausau

  On December 5, 2000, the Company reached a settlement agreement with a former worker's compensation provider. In conjunction with this agreement, the Company was to pay approximately $3.0 million as its share of the settlement of all claims arising from this case. As of the bankruptcy filing date, the Company had paid approximately $1.75 million of the settlement. The bankruptcy court on October 2, 2001 denied the Company and another co-defendant permission to pay the remaining $1.25 million of the settlement. As the result of this ruling, the insurer may file a claim for an amount substantially greater than the remaining installment. The Company has recorded a reserve in the amount of the net remaining installment in its liabilities subject to compromise. The Company believes that any additional claims filed by the insurer, and approved by the bankruptcy court, will also be a liability subject to compromise.

  In addition to the matters discussed herein, the Company is involved in a number of legal proceedings where adverse rulings by the courts would be a liability subject to compromise.

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

  (a) Exhibits

    None.

  (b) Reports of Form 8-K.

    The Company filed a Current Report on Form 8-K on the following date:
  April 27, 2001

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gulfport, State of Mississippi, on the 14th day of November 2001.

                                          FRIEDE GOLDMAN HALTER, INC.

                                                   /s/ John F. Alford
                                          By:__________________________________
                                                     John F. Alford,
                                              President and Chief Executive
                                                         Officer