Form 10-K
period 2001-12-31
FRIEDE GOLDMAN HALTER INC
filed 2002-04-16
CIK 1039780

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. [X] No. [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes. [X] No. [_]

   As of March 28, 2002 there were 48,710,579 shares of Common Stock, $.01 par value, of Friede Goldman Halter, Inc. issued and outstanding, 37,539,840 of which shares having an aggregate market value of approximately $2.3 million, were held by non-affiliates of the registrant (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant's Common Stock).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                           Page
                                                                           ----
 Item 1.  Business......................................................     4
          Risk Factors..................................................    21
 Item 2.  Properties....................................................    25
 Item 3.  Legal Proceedings.............................................    27
 Item 4.  Submission of Matters to a Vote of Security Holders...........    27
          Executive Officers of the Registrant..........................    28

                                    PART II

 Item 5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters...........................................    29
 Item 6.  Selected Financial Data.......................................    30
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    32
 Item 7a. Quantitative and Qualitative Disclosures about Market Risk....    47
 Item 8.  Financial Statements and Supplementary Data...................    47
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................    47

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant............    48
 Item 11. Executive Compensation........................................    50
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................    54
 Item 13. Certain Relationships and Related Transactions................    55

                                    PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
          K.............................................................    56

                          FORWARD-LOOKING STATEMENTS

   This Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-K, are forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including (i) risks related to our ability to meet our financial obligations when due and generate sufficient cash flow from operating or financing activities to sustain projected operating levels, and (ii) risks related to uncertainties caused by our Chapter 11 filing, (iii) risks of reduced levels of demand for our products and services resulting from reduced levels of capital expenditures of oil and gas companies relating to offshore drilling and exploration activity and reduced levels of capital expenditures of offshore drilling contractors, which levels of capital expenditures may be affected by prevailing oil and natural gas prices, expectations about future oil and natural gas prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions, the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development and production activities, and other factors, (iv) risks related to expansion of operations, either at our shipyards or one or more other locations, (v) operating risks relating to conversion, retrofit and repair of drilling rigs, new construction of drilling rigs and production units and the design of new drilling rigs, new construction and repair of vessels and the design of new vessels (vi) contract bidding risks, (vii) risks related to dependence on and performance by significant customers, (viii) risks related to the failure to realize the level of estimated backlog due to determinations by one or more customers to change or terminate all or portions of projects included in such estimation of backlog, (ix) risks related to regulatory and environmental matters, (x) risks related to future government funding for certain vessel contracts and prospects, (xi) risks related to the completion of contracts to construct offshore drilling rigs and vessels at costs not in excess of those currently estimated and prior to the contractual delivery dates, (xii) risks of untimely performance by companies which provide services to us as subcontractors under construction contracts, and (xiii) risks related to our ability to retain a highly skilled and motivated workforce and attract additional personnel to perform under our existing and anticipated contracts. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct.

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

   We incurred substantial operating losses during 2000 and the first quarter of 2001 and had a working capital deficit of $140.4 million and $343.9 million at December 31, 2000 and March 31, 2001, respectively. On April 13, 2001, we received a Notice of Continuing Events of Default and Demand for Payment (the "Notice") from Foothill Capital Corporation, as agent for itself and another lender under the Restated Credit Agreement, which demanded the immediate payment of $85.7 million plus interest and various other costs, within five days of the Notice. Further, we did not pay the $4.2 million interest payment due on March 15, 2001, on our outstanding 4 1/2% convertible subordinated notes (the "Subordinated Notes") in the principal amount of $185.0 million which resulted in the entire principal amount becoming immediately callable. Our inability to meet the obligations under the Restated Credit Agreement and the Subordinated Notes, the working capital deficit, and the expectation of continued operating losses in the short term generated substantial uncertainty regarding our ability to meet our obligations in the ordinary course of business. As a result, on April 19 and 20, 2001, we, including 31 of our subsidiaries, elected to file separate petitions for relief under Chapter 11 of the United States Bankruptcy Code which allows for the reorganization of our debts. The petitions were filed in the U.S. Bankruptcy Court for the Southern District of Mississippi and are being jointly administered under Case No. 01-52173 SEG. Since the date of the petition, we have maintained possession of our property, and have continued to remain in control of our ongoing business affairs as a Debtor in Possession. We also received approval from the bankruptcy court to pay or otherwise honor certain of our pre-petition obligations, including the authority to pay employee wages and to maintain employee benefit programs. We are continuing operations in Chapter
11. The financial statements do not include all adjustments that might result from uncertainties arising as a result of the implementation of our plan of reorganization.

   Under Chapter 11, certain claims against us in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while we continue business operations as Debtor in Possession. These claims are reflected in the December 31, 2001 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) have arisen subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against our assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on our property, plant, and equipment.

   We have retained the investment banking firm Houlihan, Lokey, Howard & Zukin and restructuring advisor Glass and Associates to assist in the preparation of a plan of reorganization. These advisors are assisting us and our Board of Directors and the Official Unsecured Creditors' Committee ("UCC") in evaluating all possible alternatives including, but not limited to, the selling of certain of our business unit(s), infusion of capital, debt restructuring and any combinations of these options.

Plan of Reorganization and Disposition of Assets

   On March 22, 2002, we filed a Plan of Reorganization with the United States Bankruptcy Court, which is subject to the approval of the Court. The Plan of Reorganization includes the reorganization of substantially all of our Offshore and Vessels segments and the disposition of our Engineered

Products segment as well as the disposition through sale, or otherwise, of our other subsidiaries and assets as described below. In connection with the development of the Plan of Reorganization, we reviewed our expected future cash flows related to our operating segments to determine the recoverability of the carrying value of our long-lived assets, including goodwill. This review indicated an impairment related to the carrying value of goodwill; accordingly, we recorded an impairment charge of $201.6 million for the year ended December 31, 2001.

   The Plan of Reorganization is subject to the review and approval of the United States Bankruptcy Court. There can be no assurance that the Plan will be approved or that the Company will continue to operate in some form. It is not possible to assess the outcome of the Company's bankruptcy proceeding or whether the Company will operate in accordance with the Plan, if approved. The outcome of these uncertainties raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

 Disposition of Engineered Products Segment

   In May 2001, we completed the sale of our French subsidiaries, Brissoneau et Lotz Marine, S.A., in Nantes, France, and BOPP S.A., in Brest, France to Hydralift A.S.A. of Kristiansand, Norway for cash consideration of $33.5 million, before expenses. Pursuant to an order of the Bankruptcy Court, we agreed to escrow funds from the sale. Disbursement of such funds is subject to the review and approval of legal counsel representing the Official Committee of Unsecured Creditors and/or an order of the Bankruptcy Court. The funds held in escrow are presented as restricted cash and cash equivalents in the accompanying balance sheet as of December 31, 2001. We recorded a gain of approximately $16.0 million related to this transaction in the second quarter of 2001 and have reflected this gain as a component of loss on disposal of our Engineered Products segment for the year ended December 31, 2001.

   In the fourth quarter of 2001, we received bids for Amclyde Engineered Products ("Amclyde") to complete the disposition of our Engineered Products segment. Pursuant to the terms of an Asset Sale Agreement dated February 15, 2002, we will receive $36.0 million in cash consideration for the sale of Amclyde subject to certain net working capital adjustments. The ultimate disposition is subject to possible competitive bids and the approval of the Bankruptcy Court. We recorded a loss of approximately $42.0 million related to this transaction in the second quarter of 2001 and have reflected this loss as a component of loss on disposal of our Engineered Products segment for the year ended December 31, 2001.

   In addition, we have reported the operating results of our Engineered Products segment separately in our consolidated statements of operations as a component of discontinued operations. For the years ended December 31, 2001, 2000 and 1999 we recorded income from discontinued operations of approximately $7.4 million, $11.0 million and $28,000, respectively. At December 31, 2001, our financial statements include current assets of $17.5 million and current liabilities of $6.4 million related to the Engineered Product segment. Property, plant and equipment held for disposition include $6.3 million related to the Engineered Products Segment.

 Sale of the Assets of Friede Goldman Newfoundland, Limited

   In connection with our reorganization plan, we entered into an agreement on March 27, 2002 to sell the assets of our wholly owned subsidiary, Friede Goldman Newfoundland Limited, ("FGN"). Under the sale agreement, we will receive approximately $5.0 million in cash consideration for FGN which represents primarily re-payment of intercompany debt. In addition, the Province of Newfoundland has agreed to waive certain liquidated damages related to noncompliance with minimum employment levels at our Canadian shipyards during 1999 and 2000. In the fourth quarter of 2001, we wrote down the assets of this subsidiary to their net realizable value and recorded a loss of approximately $4.9 million. The property, plant and equipment of FGN is included in property, plant and equipment including goodwill held for disposition at December 31, 2001.

 Disposition of FGO East Facility

   As of December 31, 2001, we had approximately $19.9 million in outstanding principal related to our bonds that are guaranteed by the U. S. Maritime Administration ("MARAD"). The bonds were issued in December 1997, under Title XI, to partially finance construction of our FGO East Facility. Our plan of reorganization filed on March 22, 2002 contemplates abandoning this facility to MARAD in full satisfaction of their claims. As a result, we recorded a loss on assets held for disposition of approximately $17.1 million in the fourth quarter of 2001 which represents the excess of the carrying value of our FGO East Facility's fixed assets over the outstanding principal amount of the MARAD bonds. The property, plant and equipment of the FGO East Facility is included in property, plant and equipment including goodwill held for disposition at December 31, 2001.

 Sale of Friede & Goldman, Ltd.

   In an Asset Purchase Agreement entered into on March 14, 2002, we agreed to sell substantially all the assets of Friede & Goldman, Ltd. ("FGL") for cash consideration of approximately $8.0 million subject to certain net working capital adjustments. The ultimate disposition is subject to possible competitive bids and the approval of the Bankruptcy Court. We anticipate that we will record a gain related to this transaction when it is consummated. The property, plant and equipment of FGL is included in property, plant and equipment including goodwill held for disposition at December 31, 2001.

 Sale of Vessel Repair Operation

   During August 2000, we sold certain of our shipyards engaged primarily in the repair of marine vessels to Bollinger Shipyards, Inc. ("BSI") for approximately $80.0 million subject to adjustment for the working capital of the shipyards at the transaction date. Subsequent arbitration proceedings regarding the working capital calculation resulted in a liability due to BSI of $8.2 million. The working capital portion of the transaction escrow ($4.7 million) was distributed to BSI in August 2001. The remaining liability is included in liabilities subject to compromise in the accompanying balance sheet at December 31, 2001. There was no gain or loss recognized on this sale.

 Sale of Yacht Operation

   During April 2000, we completed the sale of our Trinity Yachts division to a group led by John Dane III, our former chief operating officer and former board member. The division was sold for $5.7 million in an all-cash transaction. There was no gain or loss recognized on this sale.

Industry Conditions

   The level of demand for our services is affected by the level of demand for the services of offshore drilling contractors, including the demand for specific types of offshore drilling rigs having required drilling capabilities or technical specifications. This, in turn, is dependent upon the condition of the oil and gas industry and, in particular, the level of capital expenditures of oil and gas companies with respect to offshore drilling activities and the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development, and production activities. These capital expenditures are influenced by prevailing oil and natural gas prices, expectations about future prices, the level of activity in offshore oil and gas exploration, development and production, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions, and the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development and production activities.

   During 2001, the demand for our services related to the construction, conversion and repair of offshore drilling rigs and construction of offshore service vessels was weak due to declines in oil and natural gas prices, the general weakening in the domestic and international economy and uncertainties related to our Chapter 11 filing. The price for oil generally remained above $25 per barrel in 2001; however, natural gas prices declined dramatically from a high on the spot market of almost $10/mcf to around $2/mcf at the end of the year. Natural gas prices began to weaken during June 2001 as a result of increasing inventory levels. Natural gas prices experienced further declines as warmer than normal weather and economic slowdowns in the U.S. and internationally reduced demands for natural gas. These economic events caused exploration and production companies in the U.S. Gulf of Mexico to limit their capital investments and contributed to a collapse in domestic drilling activity during the second half of 2001. The U.S. Gulf of Mexico is the primary market for our services related to the conversion and repair of offshore drilling rigs and the construction of offshore service vessels. As the demand for offshore drilling rigs in the Gulf of Mexico softened, our operating results were negatively impacted because of our dependence on customers that operate drilling rigs and provide other offshore energy services in this market.

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

Segments

   We conduct our operations in three primary segments: Offshore, Vessels, and Engineered Products. With the sale of the BLM Companies in May 2001 and the expected sale of Amclyde in the second quarter of 2002, we will no longer have an Engineered Products segment. In addition, we will no longer provide design and engineering services of offshore drilling and production units with the expected sale of Friede & Goldman, Ltd.

 Offshore Segment

   Services provided by our Offshore segment include the conversion, retrofit and repair of existing offshore drilling rigs and the design and construction of new offshore drilling rigs and other vessels and structures employed in the offshore industry. Our Offshore segment customers consist primarily of drilling contractors that drill offshore exploratory and development wells for oil and gas companies throughout the world, particularly in the Gulf of Mexico, the North Sea, eastern Canada, West Africa, South America, other offshore areas of the world, and other parties who intend to lease newly constructed rigs to drilling contractors.

 Vessels Segment

   Our Vessels segment is one of the largest builders of small to medium-sized ocean-going vessels in the United States. Services provided by the Vessels segment include the design, new construction and conversion of ocean-going vessels including offshore service vessels ("OSVs"), cargo ships, double hull tank barges, oceanographic research and survey ships, high speed patrol boats, ferries, tug boats, tow boats and all types and sizes of barges. Customers of the Vessels segment consist of offshore energy service companies, marine transportation companies, domestic and foreign governments and other commercial enterprises.

 Engineered Products Segment

   Our Engineered Products segment services include the design and manufacture of marine cranes, mooring systems, deck equipment, jacking systems, specialty mechanical systems, and a comprehensive aftermarket repair and retrofitting operation. The primary customers of our Engineered Products segment, in addition to the customers of our Offshore and Vessels segments, include offshore construction contractors, shipyards, commercial cruise-liner operators, general merchant marine, the fishing industry, on-land general construction contractors and the U.S. Government.

Overview of Products and Services

 Offshore Segment

   Primary customers of our Offshore segment are drilling contractors with operations offshore in the Gulf of Mexico, the North Sea, West Africa, eastern Canada and South America and other offshore areas of the world. These drilling contractors generally own and operate offshore drilling rigs and provide drilling services to oil and gas companies. In addition, we have contracted for the construction of rigs with customers who do not operate the equipment but intend to charter the rigs to drilling contractors.

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

 Vessels Segment

   Primary customers of our Vessels segment are offshore energy service companies, marine transportation companies, domestic and foreign governments and other commercial enterprises. Services provided by the Vessels segment include the design, new construction, and conversion of ocean-going vessels including OSVs for energy service companies, cargo ships, oceanographic research and survey ships, high speed patrol boats and ferries for domestic and foreign governments, and double-hull tank barges; tugboats, towboats and other types of barges for other commercial enterprises. A brief description of the products offered by our Vessels segment follows.

   Offshore Service Vessels. We build OSVs including supply boats, anchor handling tug supply boats and anchor handling tugs which serve oil and gas drilling and production facilities and support offshore construction and maintenance work. Our OSVs range from 200 feet to 300 feet in length and generally range in price from $7.0 million to $50.0 million. In addition to transporting deck cargo, such as pipe or drummed materials, supply boats transport liquid mud, potable water, diesel fuel, dry bulk cement and dry bulk mud. Supply boats we build range from standard supply boats to multi-purpose sophisticated ships with high horsepower and bollard pull, automated controls, dynamic positioning, controllable pitch propellers, articulated rudders, kort nozzles and any type of auxiliary, deck or towing equipment. Anchor handling tugs and anchor handling tug supply boats constitute a separate class of offshore support vessels. These vessels have more powerful engines and deck mounted winches and are capable of towing and positioning mobile offshore rigs and their anchors as well as providing supply vessel services.

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

   Oceanographic Research and Survey Ships, High Speed Patrol Boats and Ferries. The largest customer of the Vessels segment has historically been the U.S. Government, for which we construct several types of vessels, including logistics craft, oceanographic survey and research ships and patrol boats. Oceanographic survey and research ships range in length from 200 feet to 350 feet and range in price from $40.0 million to $70.0 million. In addition to the U. S. Government, we build vessels for foreign governments, primarily fast patrol craft. We have also built passenger/vehicle ferries for governmental operators on all three U.S. Coasts. These vessels range in length from 90 feet to 400 feet and range in price from $1.0 million to $75.0 million.

   Other Commercial Vessels. We build several other types of vessels for the commercial marine market, including tugboats, inland tow boats, inland barges and ocean-going cargo ships. Tug boats are used for towing and pushing, port management operations, shipping, piloting, fire fighting and salvage. Tug boats are built with two or three engines, standard propellers, controllable pitch propellers, azimuthing Z-drives, cycloidal propulsion, and with or without steerable or fixed nozzles. Inland tow boats are used by waterway operators to push inland barges. We build a full line of tow or push boats. Tug and tow boats range from 70 feet to 120 feet in length and generally range in price from $1.5 million to $7.0 million. Inland barges are smaller and simpler than ocean-going barges and are employed on the Inland River system.

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

   Prior to its sale in May 2001, Friede Goldman France was a holding company with two operating subsidiaries: Brissoneau & Lotz Marine S.A. ("BLM") and BOPP S.A. ("BOPP"). These entities are collectively referred to herein as the "BLM Companies." The BLM Companies represented the following brand names: BLM (deck equipment, including mooring, anchoring and cargo handling equipment such as deck cranes, provision cranes and hose handling cranes for general marine and merchant vessels); BLM Offshore (rack and pinion jacking systems used on offshore drilling jack-up rigs, mooring systems used on semi-submersible drilling rigs, and pedestal cranes used on drilling rigs), and BOPP (fishing winches for tuna seiners and related equipment). BOPP also included the brand name Kerdranvant (steering gear for marine vessels).

   Drilling equipment typically consists of items such as derricks, rotary tables, top drive units, blow out preventers, pipe handling equipment and mud pumps required to conduct drilling operations. Marine deck equipment typically consists of mooring, anchoring, cargo handling equipment, pedestal cranes, skidding equipment and rig jacking equipment (on jackup rigs). In connection with most major retrofit, conversion or new build projects, the owner of the drilling unit contracts directly with the suppliers of drilling and marine deck equipment for the purchase of such equipment for the rig. Typically such equipment will be installed by the shipyard, and is often referred to as Owner Furnished Equipment or "OFE." Our Engineered Products segment has the capability to supply a wide variety of marine deck equipment to its offshore drilling unit customers and to participate in the market for the marine deck equipment on drilling units being modified or constructed by other shipyards. The combined companies of our Engineered Products segment are also involved in the design and manufacturing of marine equipment for marine shipyards throughout the world (for fitting on cruise liners, bulk carriers, cargo vessels, tankers and LNG carriers) and are the leading provider of large marine cranes for the world's offshore construction contractors.

   After-Market Sales and Service. The Engineered Products segment also sells parts and provides service to support its products once they are delivered. It has a service team who performs repair services worldwide and it maintains an inventory of spare parts to support its products.

Description of Operations

 Offshore Segment

   Operations of our Offshore segment during 2001 consisted of several conversion, retrofit and repair projects for offshore drilling contractors as well as work on the completion of one new construction semi-submersible offshore drilling unit and the continuing new construction of three semi-submersible offshore drilling units. Significant conversion or retrofit projects generally take eight to fourteen months to complete, whereas certain repair projects may require only one to three months to complete. New rig construction projects can require from 18 to 30 months to complete.

   New Construction and Completion. Our FGO East yard was designed specifically for the efficient construction and completion of offshore drilling rigs. Moreover, the combined capacity of our FGO East yard and our FGO West yard allows us to work on new build completion and construction projects without any significant loss in our capacity to perform conversion, retrofit and repair projects. In addition, our Orange facility located in Texas is ideally suited for the construction of semi-submersible rigs. During 2001 we were working on the completion of one new semi-submersible hull and the construction of three new build semi-submersible drilling rigs. A new build completion involves performing the addition of decks, quarters, equipment installation and final outfitting of an existing bare deck hull, while the construction of new build semi-submersibles involves the above activities as well as building the hull.

   Conversions. Conversions consist generally of the conversion of one type of drilling rig into a different type, such as the conversion of a slot jackup to a cantilevered jackup, the conversion of a submersible rig to a semi-submersible rig, or the conversion of a drilling rig or tanker into an FPF. FPF conversions typically require the destruction and removal of all drilling equipment and substructure (including the derrick system, rotary system, tubulars, mud treating and pumping units and well control systems) and the reconfiguration of the decks to accommodate heavy skid mounted processing modules, production risers and handling equipment. This production equipment is then interconnected through the installation of piping, electrical wiring and walkways. Because production, processing and storage facility additions typically increase a rig's variable deck load, we are typically required to complete hull reinforcements and buoyancy and stability enhancements. We did not complete any conversions in 2001.

   Retrofits. Retrofits consist generally of improvements to the technical capabilities, tolerances and systems of drilling and production equipment. Retrofits performed on semi-submersible rigs include buoyancy and stability enhancements (typically pontoon extensions and additional column sponsons) and the addition or improvement of self-propulsion systems, positioning thrusters and self-contained mooring systems. Jackup retrofits include strengthening and extending the rig legs and reinforcing the spud cans on the existing legs. We are also capable of upgrading living quarters and facilities to accommodate harsh environment drilling conditions and to meet North Sea regulatory requirements, improving ventilation systems and strengthening or replacing heliports to accommodate larger aircraft. During 2001 we did not complete the retrofitting of any semi-submersible drilling units.

   Repairs. We perform a broad range of inspection and repair work for our customers. Necessary repairs are identified both in connection with retrofit and conversion projects as well as in connection with periodic inspections performed at the shipyard which are required by the U.S. Coast Guard and by vessel classification societies such as the American Bureau of Shipping. Rigs are typically inspected for systems operability and structural integrity, with ultrasonic thickness gauge readings employed to detect structural fatigue or aberrations. Repair work may include the repair or renewal of piping, spud cans, electrical and drilling systems, removal and replacement of deteriorated or pitted steel and blasting, coating and painting of exterior surfaces. Our repair work has also included the refurbishment of drilling systems as well as the overhaul of generators, boilers, condensers, ballast and cargo valves, rig cranes and production compressors.

   Design and Engineering Services. Through our FGL subsidiary, we perform design and engineering of offshore drilling and production units, including jackups, semi-submersibles, drillships and floating production, storage and offloading vessels.

 Vessels Segment

   In our Vessels segment, 2001 operations included the design, new construction, and conversion of ocean-going vessels, including OSVs, cargo ships, oceanographic research and survey ships, high speed patrol boats, ferries, tug boats, tow boats and ocean-going barges. The Vessels segment also provides a wide variety of conversion services for vessels and barges employed by the offshore energy and commercial marine markets.

   Design and New Construction. Our Vessels segment conducts new construction and conversion operations at six shipyards. These shipyards employ advanced manufacturing techniques including modular construction methods, advanced welding techniques, panel line fabrication, computerized plasma arc metal cutting and automated sandblasting and painting. We conduct our design activities at our engineering facility located near the corporate headquarters. At December 31, 2001, we had ten vessels under construction or conversion.

   Conversions. We perform a broad range of conversion work for vessels and barges employed in the offshore energy, commercial marine and governmental markets. Conversion activities include the conversion of single-hull tank barges to double-hull tank barges.

 Engineered Products Segment

   With the sale of the BLM Companies in May 2001 and the expected closing of the Amclyde sale in April 2002, we will no longer have an Engineered Products segment.

   Through our Engineered Products segment, 2001 operations included the design, manufacture, and servicing of cranes, mooring, anchoring, rack-and-pinion jacking systems, pipe/cable lay equipment, cargo handling equipment, deck machinery and equipment. We have the capability to outfit rigs for existing customers and to supply other offshore rig manufacturers with rig kits consisting of legs, jacking systems, anchoring winches and offshore handling cranes and other marine deck equipment, including spare parts and after sale services.

   Cranes, Mooring Systems, and Marine Deck Equipment. As of December 31, 2001, our Engineered Products segment was performing work on several major new equipment and after-market upgrades in the course of the segment's normal business. The design, procurement and project management functions are performed in our U.S. facilities for AmClyde projects. These functions were also performed at the BLM facility in Nantes, France, prior to the sale of the French Subsidiaries in May 2001. Primary manufacturing is performed at our Gulf Coast Division in Louisiana through a cadre of subcontracts. Manufacturing was also performed at BLM in France prior to the sale of the French subsidiaries in May 2001.

   The Engineered Products Group has been involved in manufacturing several major projects during 2001: a mooring line deployment winch and an umbilical carousel loading system, a specialty "J-Lay" pipelaying system, 3800 ton marine crane and 12 point mooring system, a 150-metric ton floating crane, two 50-ton pedestal cranes, upgrading a very large marine crane, one shipset of a deepwater mooring system for a semi-submersible drilling rig, one rig-set of jacking units for a jack-up drilling rig, and general marine anchor windlasses and mooring equipment.

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

Customers and Marketing

 Offshore Segment

   Our Offshore segment customers include offshore drilling contractors, many of whom have been our customers for more than 15 years. In addition, we have contracted for the construction of rigs with customers who do not operate the equipment but rather, intend to charter the rigs to drilling contractors.

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

 Engineered Products Segment

   Our Engineered Products segment customers include offshore drilling contractors, offshore marine construction contractors, oil companies and operators in the offshore oil production sector, other shipyards, cruise lines, shipping companies, on-land construction contractors, general merchant marine operators, the fishing industry, and the U.S. Government. Marketing efforts of this segment are conducted through offices in St. Paul, Minnesota with satellite offices in Houston, Texas; Slidell, Louisiana; and Covington, Louisiana and in concert with other of our domestic marketing efforts. Our Engineered Products segment also has sales representatives in various locations in Europe, China and Asia.

 Significant Customers

   A large portion of our revenue has historically been generated by a few customers although not necessarily the same customers from year-to-year. For example, our largest customers (those which individually accounted for more than 10% of revenue in a particular year) collectively accounted for 68%, 29% and 42% of revenue for 1999, 2000, and 2001, respectively. For 2001, Ocean Rig, Petrodrill and Vessels Management Services individually accounted for more than 10% of our revenue. Because the level of new construction, conversion, retrofit or repair work that we may provide to any particular customer depends on the size of that customer's capital expenditure budget devoted to such projects in a particular year, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years.

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

   With respect to the fixed-price contracts or the fixed-price portions of a project, we receive the price fixed in the contract for such aspect of the project, subject to adjustment only for change orders placed by the customer or as required by regulatory bodies. In our Offshore segment, we may receive a significant number of change orders on our fixed-price projects as to which we negotiate with our customer a separate charge. With respect to fixed-price contracts, we generally retain the ability to capture cost savings and must absorb cost over-runs. Under cost-plus arrangements, we receive specified amounts in excess of our direct labor and materials cost and so are protected against cost overruns but we do not benefit directly from cost savings. We generally price materials at a mark-up under our contracts. In recent years, we have realized a majority of our revenue under fixed-price contracts, although historically the percentages of revenue we have derived from fixed-price contracts and cost-plus contracts have fluctuated significantly from project to project and from period to period based on the nature of the projects involved, the type of pricing arrangements preferred by our customers, the timing of the commencement of work on a project in relation to the timing of the completion of the negotiation and contracting process, and other factors.

   New construction of vessels, cranes, mooring systems, and marine deck equipment are generally sold pursuant to fixed-price contracts.

Competition

   We believe our reputation for quality and reliability, our long-standing relationships with most of the large drilling contractors, energy service companies, domestic and foreign governments and other commercial enterprises, our experienced management team, our existing skilled labor force and our extensive fabrication experience with drilling rigs and vessels are our key advantages in competing for projects; however, our bankruptcy filing has negatively impacted our ability to compete against other companies.

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

   In our Vessels segment, the number and identity of competitors on particular projects varies greatly, depending upon the type of vessel and the size of the project. There are several domestic shipyards that compete with us for domestic shipbuilding contracts depending upon the nature of the project. Most of our domestic competitors are smaller than us. In pursuing international contracts, we also compete with many foreign shipyards, some of which are subsidized by their governments.

   We compete in a global market in the design and manufacture of deck equipment, although several competitors are domestically based. Our Engineered Products segment competes with several domestic and foreign manufacturers in the market for offshore marine cranes and shipyard gantry cranes, mooring systems, jacking systems and pipe/cable lay equipment.

   We believe certain barriers exist that prevent new companies from competing with us for new rig and vessel construction, conversion, retrofit and repair activities including the investment required to establish an adequate facility, the difficulty of locating a facility adjacent to an adequate waterway due to environmental and wetland regulations, and the limited availability of experienced supervisory and management personnel. Although new companies can enter the market for repair projects and small retrofit and conversion projects more easily, we believe these factors will likely limit the increase in domestic competition for larger projects, especially major conversions and retrofits and new rig construction.

Backlog

   As of December 31, 2001 our backlog from continuing operations by segment was: Offshore, $37.7 million and Vessels $94.1 million. Of the total $131.8 million backlog at December 31, 2001, approximately 84.1% is expected to be performed within the 12 months ending December 31, 2002. Additionally, the total backlog of $131.8 million at December 31, 2001 includes FGL's backlog in the amount of $6.9 million. We entered into an agreement to sell this division in March 2002.

   Our backlog is based on our estimate of future revenue attributable to (i) the remaining amounts to be invoiced with respect to those projects, or portions of projects, as to which a customer has authorized us to begin work or purchase materials and (ii) projects, or portions of projects, that have been awarded to us as to which we have not commenced work. Management's estimates are often based on incomplete engineering and design specifications and as engineering and design plans are finalized or changes to existing plans are made, management revises the estimate of total revenue through negotiated fixed price or cost-plus changes. In addition, many projects currently included in our backlog are subject to termination at the option of the customer, although the customer in that case is generally required to pay us for work performed and materials purchased.

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

   Many of our facilities construct according to the standards of certain regulatory and quality control organizations including: the American Bureau of Shipping, Lloyd's Register of Shipping, Bureau Veritas, Det Norske Veritas, American Petroleum Institute, the American Welding Society, the American Society of Mechanical Engineers and customer specifications. Our international operations fabricate according to certain of the above standards and their own national standards. All of our welding and fabrication procedures are performed in accordance with the latest technology and industry requirements. Our Engineered Products businesses are quality certified ISO 9001 by Det Norske Veritas. We also maintain training programs at each of our facilities to train skilled personnel and to maintain high quality standards. Management believes that these programs enhance the quality of our products.

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

   Environmental. Our operations and properties are subject to a wide variety of increasingly complex and stringent foreign, federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. These laws may provide for "strict liability" for damages to natural resources and threats to public health and safety, rendering a party liable for the environmental damage without regard to negligence or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose us to liability for the conduct of or conditions caused by others, or for our acts that were in compliance with all applicable laws at the time such acts were performed.

   The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, and similar laws provide for responses to and liability for releases of hazardous substances into the environment. Additionally, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act, the Emergency Planning and Community Right to Know Act, each as amended, and similar foreign, state or local counterparts to these federal laws, regulate air emissions, water discharges, hazardous substances and wastes, and require public disclosure related to the use of various hazardous substances. For example, our paint operations must comply with a number of environmental regulations. All blasting and painting is done in accordance with the requirements of our air discharge permit and disposal of paint waste is made in accordance with the federal Resource Conservation and Recovery Act ("RCRA"). In the event of lead-based paint, the disposal is handled in a manner based on local, state and federal regulations. Our policy requires that existing coating be sampled and tested prior to blasting operations to eliminate the possibility of lead contamination and to assure that lead-based paint is appropriately treated. We have been classified as a "large quantity hazardous waste generator" and are registered with the State of Mississippi Department of Environmental Quality, Texas National Resource Conservation Commission, Louisiana Department of Environmental Quality, as such. Compliance with these and other environmental laws and regulations may require the acquisition of permits or other authorizations for certain activities and compliance with various standards or procedural requirements. We believe our facilities are in substantial compliance with current regulatory standards.

   The RCRA and similar state laws regulate the generation, treatment, storage, disposal, and other handling of solid wastes, with the most stringent regulations applying to solid wastes that are considered hazardous wastes. RCRA also may impose stringent requirements on the closure, and the post-closure care, of facilities where hazardous waste was treated, disposed of or stored. We generate solid waste, including hazardous and non-hazardous waste, in connection with our routine operations. We believe that our waste is handled properly under RCRA.

   Amendments to the federal Clean Air Act in 1990 resulted in numerous changes which the Environmental Protection Agency and similar state agencies fully implemented by regulations. We do not expect these Clean Air Act amendments to result in material expenses at our properties, but the amount of increased expenses, if any, resulting from such amendments is not presently determinable.

   In connection with our purchase of the Marystown Facilities, the Newfoundland provincial government agreed to carry out and pay for a complete environmental assessment and remediation program. The Phase I investigation identified several issues surrounding possible subsurface contamination on site at one of the Marystown Facilities. As a result of Phase I findings, remediation work was completed in 2000. Remediation efforts included the removal of underground oil storage tanks, removal and proper disposal of contaminated soils and re-installation of new oil storage tanks at the shipyard facility. The Phase II investigation has been completed and additional environmental issues were identified. Additional remediation efforts were required for asbestos and lead paint abatement. Remediation work was substantially completed in 2001. The Newfoundland Provincial Government funded the cost of remediation procedures associated with the Marystown Facilities as agreed upon at the time the facility was purchased. In addition, the Newfoundland Provincial Government will indemnify us against any environmental liabilities associated therewith. The asset sale agreement executed in March 2002 continues this indemnification.

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

   OPA '90. Demand for double-hull tankers and tank barges has been created by the Oil Pollution Act of 1990 ("OPA '90"), which generally requires U.S. and foreign vessels carrying oil and certain other hazardous cargoes and entering U.S. ports to have double hulls by 2015. OPA '90 established a phase-out schedule that began January 1, 1995 for all existing single hull vessels based on the vessel's age and gross tonnage. We estimate that there are still 37 product carriers and 90 tank barges that must be replaced of which 10 and 65, respectively, must be replaced by January 1, 2005. Because of the requirements of the Jones Act, any replacement vessels must be built in U.S. shipyards.

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

   In the past we have arranged to provide performance bonds or other performance related security when required under the terms of the contracts. We have not been able to obtain performance bonds or other performance related security since our filing for reorganization under Chapter 11 of the U.S. Bankruptcy code. We are expecting this situation to improve as the reorganization plan is further developed, approved and implemented. Inability to provide such bonds or alternative forms of security could have a material effect on our ability to obtain new construction contracts.

   Prior to March 1, 2000, our wholly-owned subsidiary, Offshore Marine Indemnity Company ("OMIC") acted as a fronted re-insurance captive company for our workers' compensation program. Our workers' compensation program included both specific and aggregate loss retention amounts which limit the exposure of OMIC. OMIC is not involved in any other business or any other lines of coverage.

Employees

   Our workforce varies based on the level of ongoing fabrication activity at any particular time. As of December 31, 2001, we had approximately 2,596 employees, including 2,529 in the United States, 46 in Canada, and 21 in Scotland. Total workforce included contract labor of approximately 152 employees at December 31, 2001.

   None of the our United States employees is employed pursuant to a collective bargaining agreement. We entered into a five-year collective bargaining agreement with three Canadian unions in connection with the acquisition of the Marystown Facilities. We believe that our relationship with our employees is good.

                                 RISK FACTORS

Due to the Chapter 11 Filing, It Is Unlikely That There Will Be Any Recovery for Our Equity Security Holders . There is Also No Assurance That Our Plan of Reorganization Will Ultimately Be Approved by the Bankruptcy Court.

   On April 19 and 20, 2001, we, including 31 of our subsidiaries, elected to file separate petitions for relief under Chapter 11 of the United States Bankruptcy Code. At this time, we are focusing on maximizing the recoveries for the creditors. Under our current plan of reorganization, equity holders would not receive any recovery. In addition, there can be no assurance that our plan of reorganization will ultimately be approved by the bankruptcy court.

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

   During 2001 the demand for our services related to the construction, conversion and repair of offshore drilling rigs and construction of offshore service vessels was weak due to declines in oil and natural gas prices, the general weakening in the domestic and international economy and uncertainties related to our Chapter 11 filing. The price for oil generally remained above $25 per barrel in 2001; however, natural gas prices declined dramatically from a high on the spot market of almost $10/mcf to around $2/mcf at the end of the year. Natural gas prices began to weaken during June 2001 as a result of increasing inventory levels. Natural gas prices experienced further declines as warmer than normal weather and economic slowdowns in the U.S. and internationally reduced demands for natural gas. These economic events caused exploration and production companies in the U.S. Gulf of Mexico to limit their capital investments and contributed to a collapse in domestic drilling activity during the second half of 2001. The U.S. Gulf of Mexico is the primary market for our services related to the conversion and repair of offshore drilling rigs and the construction of offshore service vessels. As the demand for offshore drilling rigs in the Gulf of Mexico softened, our operating results were negatively impacted because of our dependence on customers that operate drilling rigs and provide other offshore energy services in this market.

   In addition, as a result of our filing Chapter 11, many of our conversion, retrofit, repair, and new build customers have elected not to use our shipyard but instead have sought the services of one or more of our competitors.

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

   Although we maintain such insurance protection as we consider economically prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not fully insured could have a material adverse effect on us. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates that we consider economical. In addition, we may be unsuccessful in collecting amounts due under our reinsurance agreements related to our workers' compensation program.

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

   The construction of offshore drilling rigs, vessels and other equipment frequently involves complex design and engineering and equipment and supply delivery coordination throughout construction periods that may extend from several months to two years. It is not unusual in such circumstances to encounter design, engineering, equipment delivery schedule changes and other factors that impact the builder's ability to complete construction of the project in accordance with the original contractual delivery schedule. Our construction contracts generally require the customer to compensate us for additional work as well as reassessed delivery dates or expenses incurred due to customer requested change orders or failure of the customer to provide us with design or engineering information or equipment, if specified in the contract for the customer to provide these items. Under these circumstances, we generally negotiate with the customer with respect to the amount of compensation to be paid to us following the time at which the change order was requested or the customer failed to provide us with items required by the contract to be provided by the customer to us. We are subject to the risk that we are unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred by us due to customer requested change orders or failure by the customer to timely provide items required to be provided by the customer. A failure to obtain adequate compensation for these matters could require us to record an adjustment to amounts of revenue and gross profit recognized under the percentage of completion accounting method.

   Many of our existing contracts, and contracts that we expect to execute in the future, contain or will contain provisions requiring the payment by us of liquidated damages if we fail to meet specified performance deadlines. We cannot assure you that we will not be required to make payments under these liquidated damages provisions or that the requirement to make such payments will not have a material adverse effect on our operating results. In certain circumstances, delivery delay beyond a specified period could entitle the customer to terminate the contract and to elect various remedies, including return of the purchase price.

Use of Percentage-of-Completion Accounting by Friede Goldman Halter Could Result in Material Charges Against Our Earnings.

   For accounting purposes, we earn most of our revenue on a percentage-of-completion basis based generally on the ratio of hours incurred to the estimated hours at completion. Accordingly, we review contract price and cost estimates periodically as the work progresses, and reflect adjustments to income proportionate to the percentage of completion in the period when such estimates are revised. To the extent that these adjustments result in a reduction or elimination of previously reported profits, we would have to recognize a charge against current earnings, which could be significant depending on the size of the project or the adjustment.

Our Business Depends on a Few Significant Customers.

   We expect a significant portion of our revenues in any year will be derived from a few customers due to the relatively large size of many of the projects we have historically undertaken and to the relatively small number of potential customers for projects related to the offshore oil and gas industry. The loss of a significant customer could result in a substantial loss of Friede Goldman Halter's revenue and could have a material adverse effect on us. (See "Business--Customers and Marketing")

Incorrect Estimates of Expected Revenue Resulting from Friede Goldman Halter's Backlog of Projects May Have a Material Adverse Effect on Our Company.

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

   In the case of a termination, the customer is required to pay us for work performed and materials purchased through the date of termination; however, due to the large dollar amounts of backlog estimated for each of a small number of projects, amounts included in our backlog could decrease substantially if one or more of these projects were to be terminated by one or more of our customers. In particular, three projects with an estimated contract value in excess of $82.5 million constitute approximately 69.6% of our backlog as of February 28, 2002. Approximately 58.7% of our backlog as of December 31, 2001 was attributable to three projects with three different customers. A termination of one or more of these large projects or the loss of a significant customer could have a material adverse effect on our revenue, net income and cash flows for 2002.

Friede Goldman Halter Could Be Materially Adversely Affected By Government Regulations.

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

   We depend on the demand for certain of our services from the oil and gas industry; therefore, industry factors such as changing taxes, price controls and other laws and regulations which affect the oil and gas industry in general could impact our combined operations. The adoption of laws and regulations curtailing exploration and development drilling would adversely affect our operations by limiting demand for our services. We cannot determine to what extent our operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

Loss of Key Personnel May Have a Material Adverse Impact on Our Operations.

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

Competition and Excess Capacity Could Put Downward Pressure on Our Pricing and Profit Margins.

   The shipbuilding and offshore rig construction and conversion industries are highly competitive. For the past decade, the U.S. shipbuilding industry has been characterized by substantial excess capacity because of the significant decline in U.S. Navy shipbuilding spending, the difficulties experienced by U.S. shipbuilders in competing successfully for international commercial projects against foreign shipyards, many of which are heavily subsidized by their governments, and the decline in the construction of vessels utilized in the offshore energy industry. As a result of these factors, competition by U.S. shipbuilders for domestic commercial projects has increased significantly and has resulted in downward pressure on pricing and profit margins and may continue to do so in the future. In addition, when demand increases for fabrication services involving the offshore oil and gas industry, it is possible that land or facilities with water access to the Gulf of Mexico not previously used in the fabrication business could be converted to use for this purpose. Any of these events could increase the amount of competition experienced by Friede Goldman Halter, which could have a material adverse effect on our revenue and profit.

   We face competitive pressures at every level of the offshore rig construction, conversion, retrofitting and repair markets. We compete in a global market for new rig construction projects against domestic, European and Asian new rig construction firms. This market is highly competitive because, among other factors, some of our foreign competitors receive substantial subsidies from their governments and are able to take advantage of lower labor costs. Similarly, for larger rig conversion and retrofit projects, we face intense competition from both domestic and foreign firms. For smaller rig conversion, retrofit and repair projects, we compete against numerous companies based principally on the Gulf Coast. In addition, shipyards and other companies not previously engaged in the business can enter the market for these smaller conversion, retrofitting and repair projects quickly and at relatively low cost.

Business and Geographic Segments

   Financial information about our business and geographic segments may be found in Item 14-- Note 20 of the Notes to Consolidated Financial Statements.

ITEM 2. Properties

 Corporate Headquarters

   Our corporate headquarters is located in Gulfport, Mississippi at the same site as our Gulfport shipyard in two buildings that, together, occupy approximately 54,600 square feet of office space.

 Offshore Segment

   Our Offshore segment is headquartered in Pascagoula, Mississippi. The Offshore segment operates nine shipyards where it performs the conversion, retrofit, repair and modification of existing offshore drilling rigs and the construction of new offshore drilling rigs.

   The principal shipyards dedicated to the Offshore segment are summarized in the following table.

                                               Drydock Features
                           --------------------------------------------------------
 Offshore-Conversion and
          Repair                               Maximum   Maximum
                                               Lifting   Vessel   Own
    Property Name and                 Number   Capacity   Width   or    Expiration
         Location            Acres   Drydocks   (Tons)   (Feet)  Lease     Date
 -----------------------   --------- -------- ---------- ------- ----- ------------
 FGO West (see note 1)
  Pascagoula,
  Mississippi............         13    --            --    --   Lease     2005
 FGO East (see notes 2                                                     2017
  and 6)                                                               (see note 3)
  Pascagoula,
  Mississippi............         90     1        30,000   203   Lease
 TDI-Halter Orange
  Facility
  Orange, Texas..........         77    --            --    --   Own        --
 FGOT-Halter North Yard
  Port Arthur, Texas (see
  note 4)................         17    --            --    --   Own        --
 FGOT-Halter Dock Yard
  Port Arthur, Texas--
  Ship Mode..............        100     1        64,000   122   Lease     2009
  Or Rig Mode............                                  363
 FGOT-Halter Central Yard
  Sabine Pass, Texas (see
  note 4)................         32    --            --    --   Own        --
 FGOT-Halter South Yard
  Sabine Pass, Texas(see
  note 4)................         21    --            --    --   Own        --
 Marystown Facilities
  Marystown,
  Newfoundland, Canada
  (2 yards) (see note
  5).....................  60 Meters     1    3,000 tons    64   Own        --

--------
(1) We lease this facility from the Jackson County Port Authority pursuant to a long-term lease which expires in May 2005 with two additional ten-year options for renewal.
(2) The North End Yard is used jointly by the Offshore and Vessels segments for new construction activities.
(3) We lease the FGO East Yard from Jackson County, Mississippi pursuant to a long-term lease which expires in June 2017 with three additional extensions of ten years each.
(4) Facility is temporarily closed until demand warrants reopening.
(5) We own the Marystown Facilities in fee simple. We also assumed five water lot leases with the Canadian government which run through 2015 covering the water area next to each of the Marystown Facilities. Effective March 27, 2002, we sold this facility.
(6) Our plan of reorganization filed March 22, 2002 contemplates abandoning this facility to MARAD in full satisfaction of their claims.

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

   Vessels--New Construction                               Covered
                                                       Fabrication Area   Own
   Property Name and Location                          (Square Footage) or Lease
   --------------------------                          ---------------- --------
   Halter Pascagoula Shipyard
    Pascagoula, Mississippi...........................     220,000        Own
   Halter Moss Point Shipyard
    Moss Point, Mississippi...........................     121,665        Own
   Own Lockport Shipyard
    Lockport, Louisiana...............................      97,000        Own
   Moss Point Marine Shipyard
    Escatawpa, Mississippi............................      75,000        Own
   Gulfport Shipyards (3 facilities)
    Gulfport, Mississippi.............................     554,500        Own
   Port Bienville Shipyard
    Pearlington, Mississippi..........................      15,000        Own

 Engineered Products Segment

   Our Engineered Products segment headquarters is located in St. Paul, Minnesota in three buildings that, together, occupy 60,000 square feet. This is a lease facility and will be assumed by purchaser. This segment also operates small satellite sales offices in Houston, Texas; Slidell, Louisiana; and Covington, Louisiana. The segment also leases a facility for its Norson Engineering operation in Glasgow, Scotland.

   Our Engineered Products segment utilizes two plants to manufacture its products. These manufacturing plants are summarized in the table below.

                                                              Covered       Own
                                                          Fabrication Area  Or
                 Property Name and Location               (Square Footage) Lease
                 --------------------------               ---------------- -----
   Gulf Coast Manufacturing Division (2 locations)
    Slidell, Louisiana...................................     155,000       Own
   Covington Manufacturing Division
    Covington, Louisiana.................................      46,000       Own
                                                               meters

   In February 2002, we signed an agreement to dispose of our remaining operations within the Engineered Products segment. This sale is subject to possible overbidding and the required court approval under Chapter 11 of the United States Bankruptcy Code.

 Other Properties.

   We also lease office space in Houston, Texas which is associated with FGL. In March 2002, we executed a purchase agreement to sell FGL and this lease will be assumed by the purchaser.

ITEM 3. Legal Proceedings

   We are involved in various claims and legal actions arising in the ordinary course of business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of these matters. See
Item 14--Notes 17 and 18 to the Consolidated Financial Statements for more information on legal and contractual matters in which we are involved.

ITEM 4. Submission of Matters to a Vote of Security Holders

   None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   Our Executive Officers are elected annually to serve for the ensuing year or until their successors have been elected. The following table sets forth certain information with respect to the executive officers:

               Name             Age                     Position
               ----             ---                     --------
   John F. Alford..............  43 President and Chief Executive Officer
   Anil Raj....................  51 Executive Vice President and Chief Operating
                                     Officer
   Robert Shepherd.............  44 Executive Vice President and Chief
                                     Administrative Officer & CEO Friede Goldman
                                     Newfoundland
   Ronald W. Schnoor...........  48 Group President, Friede Goldman Offshore
   Richard T. McCreary.........  47 Group President, Halter Marine
   Richard J. Juelich..........  51 Group President, Engineered Products Group

   Set forth below are descriptions of the backgrounds of our executive officers and directors and their principal occupations for the past five years:

   John F. Alford served as President and Chief Executive Officer from August 7, 2000 to April 2, 2002, the effective date of his resignation. Prior to this he served as President and Chief Operating Officer since March 23, 2000. He served as Executive Vice President of the Company from December 1997 to March 2000. He served as Senior Vice President and Chief Financial Officer of the Company from May 1997 to December 1997. Mr. Alford joined FGO in 1996.

   Anil Raj has served as Executive Vice President and Chief Operating Officer since his appointment on March 29, 2001. Mr. Raj was previously our Senior Vice President, Government Projects. He joined Halter Marine in 1987 as Director of Engineering, and had previously been employed by Brown & Root, Inc. and by Gulf Fleet Marine Corporation. He holds a BSE degree in naval architecture and marine engineering from the University of Michigan.

   Robert Shepherd has served as Executive Vice President and Chief Administrative Officer since his appointment on September 26, 2001. Prior to this Mr. Shepherd was President of Friede Goldman Offshore since January 2000. He joined the Company's Canadian Operation in April 1998 as President and Chief Executive Officer of Friede Goldman Newfoundland (FGN). He continues to hold the position of Chief Executive Officer of FGN today. Prior to joining FGN, Mr.Shepherd was employed as General Manager of a major Canadian shipyard from 1994-1998.

   Ronald W. Schnoor has served as Group President of Friede Goldman Offshore since November 1998. He served as President of FGO from April 1997 and as the Vice President, Manager of Operations of FGO since 1992. Mr. Schnoor joined FGO in 1984 and previously served as both Senior Project Engineer and as a Project Manager.

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

                                    PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   Our Common Stock is listed for trading on the Over the Counter Bulletin Board under the symbol "FGHLQ" due to our Chapter 11 bankruptcy filing on April 20, 2001. Prior to filing bankruptcy, our stock was listed on the New York Stock Exchange under the symbol "FGH". The following table sets forth the high and low sales price per share of the Common Stock, as reported on the New York Stock Exchange composite tape from January 1, 2000 through April 20, 2001 and on the Over the Counter Bulletin Board from April 23, 2001 through December 31, 2001, for the periods indicated:

                                                                        2001
                                                                     -----------
   Quarter                                                           High   Low
   -------                                                           ----- -----
   First............................................................ $6.60 $1.24
   Second...........................................................  2.45  0.18
   Third............................................................  0.85  0.40
   Fourth...........................................................  0.53  0.18

                                                                        2000
                                                                     -----------
   Quarter                                                           High   Low
   -------                                                           ----- -----
   First............................................................ $8.13 $4.88
   Second...........................................................  9.31  5.31
   Third............................................................  9.00  5.13
   Fourth...........................................................  7.38  3.56

   We will not be paying any cash dividends. In addition, under our current plan of reorganization, equity holders would not receive any recovery.

ITEM 6. Selected Financial Data

   The following table sets forth selected historical financial data as of the dates and for the periods indicated. The historical financial data set forth below are derived from the audited consolidated financial statements of Friede Goldman Halter, Inc. ("FGH") and its predecessor companies, F&G Ltd. and HAM Marine (collectively, the "Predecessors"). The consolidated financial statements include the accounts of FGH and its wholly-owned subsidiaries, including, among others, Friede Goldman Offshore, Inc. ("FGO"), Friede & Goldman, Ltd. ("FGL"), Friede Goldman Newfoundland Limited ("FGN"), Friede Goldman France S.A.S. ("FGF"), and Halter Marine Group, Inc. ("Halter"). On May 23, 2001, we sold FGF; therefore, the selected financial data includes FGF for periods from February 6, 1998 through May 22, 2001. Additionally, the selected financial data includes the accounts of FGN for all periods subsequent to January 1, 1998, Halter for all periods subsequent to November 3, 1999, and all other subsidiaries for all periods presented. All significant intercompany accounts and transactions have been eliminated. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and the related notes thereto.

                                         Years Ended December 31,
                              --------------------------------------------------
                                2001       2000       1999      1998      1997
                              ---------  ---------  --------  --------  --------
                                  (in thousands, except per share data)
Statement of operations
 data:
Contract revenue earned.....  $ 246,066  $ 580,985  $439,440  $382,913  $113,172
Cost of revenue earned......    265,909    628,113   441,655   293,712    75,236
                              ---------  ---------  --------  --------  --------
  Gross profit (loss).......    (19,843)   (47,128)   (2,215)   89,201    37,936
Selling, general and
 administrative expenses....     29,495     46,087    34,963    32,365    11,963
Goodwill amortization.......     11,153      7,524     1,576       334       134
Goodwill impairment.........    201,622         --        --        --        --
                              ---------  ---------  --------  --------  --------
  Operating income (loss)...   (262,113)  (100,739)  (38,754)   56,502    25,839
Other income (expense):
Interest expense, net
 (contractual interest:
 $24,727 in 2001)...........    (19,052)   (33,814)   (9,173)     (201)      673
Discount on convertible
 subordinated note..........    (54,878)        --        --        --        --
Gain (loss) on asset sales..        145         --        (8)     (374)    3,922
Other.......................         78        (79)      (60)       38       776
                              ---------  ---------  --------  --------  --------
  Income (loss) before
   reorganization items,
   income taxes,
   discontinued operations
   and extraordinary item...   (335,820)  (134,632)  (47,995)   55,965    31,210
Reorganization items:
  Professional fees.........     11,691         --        --        --        --
  Loss on investment in
   unconsolidated
   subsidiary...............      1,371         --        --        --        --
  Write-off of deferred
   financing costs..........      2,618         --        --        --        --
  Loss on assets held for
   disposition..............     21,951         --        --        --        --
                              ---------  ---------  --------  --------  --------
   Total reorganization
    items...................     37,631         --        --        --        --
                              ---------  ---------  --------  --------  --------
Income (loss) before
 discontinued operations,
 income taxes and
 extraordinary item.........   (373,451)  (134,632)  (47,995)   55,965    31,210
Income tax expense
 (benefit)..................      9,510    (21,042)  (17,141)   20,679     7,941
                              ---------  ---------  --------  --------  --------
Income (loss) before
 discontinued operations and
 extraordinary item.........   (382,961)  (113,590)  (30,854)   35,286    23,269
Discontinued operations:
  Income from operation of
   Engineered Products
   segment..................      7,337     11,072        28        --        --
  Loss on sale of Engineered
   Products segment.........    (25,983)        --        --        --        --
                              ---------  ---------  --------  --------  --------
   Total discontinued
    operations..............    (18,646)    11,072        28        --        --
  Income (loss) before
   extraordinary item.......   (401,607)  (102,518)  (30,826)   35,286    23,269
Extraordinary loss..........         --      3,853        --        --        --
                              ---------  ---------  --------  --------  --------
     Net income (loss)......  $(401,607) $(106,371) $(30,826) $ 35,286  $ 23,269
                              =========  =========  ========  ========  ========

                                       Years Ended December 31,
                            ---------------------------------------------------
                              2001      2000        1999       1998      1997
                            --------  ---------  ----------  --------  --------
                                 (in thousands, except per share data)
Net income (loss) per
 share, basic:
  Net income (loss) before
   discontinued operations
   and extraordinary
   item...................  $  (7.86) $   (2.55) $    (1.18) $   1.46  $   1.10
  Discontinued
   operations.............     (0.38)      0.25          --        --        --
  Extraordinary loss......        --      (0.09)         --        --        --
                            --------  ---------  ----------  --------  --------
     Net income (loss)....  $  (8.24) $   (2.39) $    (1.18) $   1.46  $   1.10
                            ========  =========  ==========  ========  ========
Net income (loss) per
 share, diluted:
  Net income (loss) before
   discontinued operations
   and extraordinary
   item...................  $  (7.86) $   (2.55) $    (1.18) $   1.43  $   1.09
  Discontinued
   operations.............     (0.38)      0.25          --        --        --
  Extraordinary loss......        --      (0.09)         --        --        --
                            --------  ---------  ----------  --------  --------
     Net income (loss)....  $  (8.24) $   (2.39) $    (1.18) $   1.43  $   1.09
                            ========  =========  ==========  ========  ========
Pro forma net income:
  Net income as reported
   above..................                                             $ 23,269
  Pro forma income taxes
   (1)....................                                               (3,980)
                                                                       --------
     Pro forma net
      income..............                                             $ 19,289
                                                                       ========
  Pro forma net income per
   share:
   Basic..................                                             $   0.92
   Diluted................                                                 0.91
  Weighted average shares
   outstanding
   Basic..................    48,711     44,562      26,148    24,211    21,065
   Diluted................    48,711     44,562      26,148    24,599    21,297
Statement of Cash Flows
 Data:
Cash provided by (used in)
 operating activities.....  $(33,267) $ (53,767) $  (61,061) $ 21,088  $ 52,122
Cash provided by (used) in
 investing activities.....     6,824     95,813      (4,747)  (77,299)  (26,541)
Cash provided by (used in)
 financing activities.....    21,949    (31,739)     39,558    41,156    29,947
Other Financial Data:
Depreciation and
 amortization, including
 goodwill impairment of
 $201,622 in 2001            232,762     37,476      10,987     5,875     1,608
Capital expenditures......     4,039      5,578       7,502    60,738    26,595
EBITDA (2)................   (31,647)   (74,880)    (27,184)   62,155    28,464
Balance Sheet Data:
Working capital
 (deficit)................  $(39,450) $(140,423) $   83,819  $  5,859  $ 45,522
Net property, plant and
 equipment................   155,458    261,337     334,642   139,078    11,817
Total assets..............   366,621    822,014   1,010,491   314,560   142,555
Long-term debt, less
 current portion and
 amounts in default.......        --    147,397     299,075    45,863    25,767
Stockholders' equity
 (deficit)................  (193,346)   209,793     248,121    85,290    63,805

--------
(1) The pro forma provision for income taxes gives pro forma effect to the application of federal and state income taxes to Friede Goldman Halter as if it had been a C Corporation for tax purposes for all periods presented. Prior to June 1997, Friede Goldman Halter and its predecessors operated as S Corporations for federal and state income tax purposes. In June 1997, stockholders of Friede Goldman Halter and its predecessors made elections terminating the S Corporation status. As a result, we became subject to corporate level income taxation following the termination of such elections.
(2) EBITDA represents operating income plus depreciation, amortization, goodwill impairment and non-cash compensation expense related to the issuance of stock and stock options to employees. EBITDA is not a measure of cash flow, operating results or liquidity as determined by generally accepted accounting principles. We have included information concerning EBITDA as supplemental disclosure because we believe that EBITDA is commonly accepted as providing useful information regarding a company's historical ability to incur and service debt. We believe that factors which should be considered by investors in evaluating EBITDA include, but are not limited to trends in EBITDA as compared to: 1) cash flow from operations, 2) debt service requirements, and 3) capital expenditures. EBITDA as we define and measure it, may not be comparable to similarly titled measures of other companies. Further, EBITDA should not be considered in isolation or as an alternative to, or more meaningful than, net income or cash flow provided by operations as determined in accordance with generally accepted accounting principles as an indicator of our profitability or liquidity.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

 Overview

   On March 22, 2002, we filed a Plan of Reorganization with the United States Bankruptcy Court, which is subject to the approval of the Court. The Plan of Reorganization includes the reorganization of substantially all of our Offshore and Vessels segments and the disposition of our Engineered Products segment as well as the disposition through sale, or otherwise, of our other subsidiaries and assets as described below. In connection with the development of the Plan of Reorganization, we reviewed our expected future cash flows related to our operating segments to determine the recoverability of the carrying value of our long-lived assets, including goodwill, in accordance with SFAS 121. This review indicated an impairment related to the carrying value of goodwill; accordingly, we recorded an impairment charge of $201.6 million for the year ended December 31, 2001.

 Industry Conditions

   The level of demand for our services is affected by the level of demand for the services of offshore drilling contractors, including the demand for specific types of offshore drilling rigs having required drilling capabilities or technical specifications. This, in turn, is dependent upon the condition of the oil and gas industry and, in particular, the level of capital expenditures of oil and gas companies with respect to offshore drilling activities and the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development, and production activities. These capital expenditures are influenced by prevailing oil and natural gas prices, expectations about future prices, the level of activity in offshore oil and gas exploration, development and production, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions, and the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development and production activities.

   During 2001, the demand for our services related to the construction, conversion and repair of offshore drilling rigs and construction of offshore service vessels was weak due to declines in oil and natural gas prices, the general weakening in the domestic and international economy and uncertainties related to our Chapter 11 filing. The price for oil generally remained above $25 per barrel in 2001; however, natural gas prices declined dramatically from a high on the spot market of almost $10/mcf to around $2/mcf at the end of the year. Natural gas prices began to weaken during June 2001 as a result of increasing inventory levels. Natural gas prices experienced further declines as warmer than normal weather and economic slowdowns in the U.S. and internationally reduced demands for natural gas. These economic events caused exploration and production companies in the U.S. Gulf of Mexico to limit their capital investments and contributed to a collapse in domestic drilling activity during the second half of 2001. The U.S. Gulf of Mexico is the primary market for our services related to the conversion and repair of offshore drilling rigs and the construction of offshore service vessels. As the demand for offshore drilling rigs in the Gulf of Mexico softened, our operating results were negatively impacted because of our dependence on customers that operate drilling rigs and provide other offshore energy services in this market.

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

 Backlog

   At December 31, 2001 and February 28, 2002, the most recent date for which such information is available prior to issuance of this report, our backlog from continuing operations was approximately $131.8 million and $118.5 million, respectively. Our backlog is based on management's estimate of future revenue attributable to (i) the remaining amounts to be invoiced with respect to those projects, or portions of projects, as to which a customer has authorized us to begin work or purchase materials and (ii) projects, or portions of projects, that have been awarded to us as to which we have not commenced work. For further information regarding management's estimates of backlog, refer to Item 1--"Backlog" earlier in this document.

   The following is a summary of additional information about our backlog from continuing operations as of the dates indicated.

                                                                December 31,
                                               February 28, --------------------
   As of: (in millions)                            2002      2001   2000   1999
   --------------------                        ------------ ------ ------ ------
   Offshore:
     New build................................    $  9.7    $ 11.4 $ 97.9 $305.6
     Conversion and repair....................      30.9      26.3    2.2   99.0
                                                  ------    ------ ------ ------
                                                    40.6      37.7  100.1  404.6
   Vessels:
     Energy...................................      11.3      15.4   19.8   34.9
     Government...............................      58.4      61.0   30.4   86.5
     Other commercial.........................       8.2      17.7  122.6   57.9
                                                  ------    ------ ------ ------
                                                    77.9      94.1  172.8  179.3
                                                  ------    ------ ------ ------
                                                  $118.5    $131.8 $272.9 $583.9
                                                  ======    ====== ====== ======

   The total backlog from continuing operations of $131.8 million at December 31, 2001 includes FGL's backlog in the amount of $6.9 million. In March 2002, we entered into an agreement to sell this subsidiary.

   Our backlog at February 28, 2002 excluded two contracts totaling $423.0 million that have been awarded to us. Some new contracts included in backlog are subject to cancellation by the customers for various reasons. Certain contracts have been excluded from our backlog because customer financing is conditional upon our ability to provide bonding. We also have bids outstanding on a significant number of additional projects which we believe have a high probability of being awarded. Management is aggressively pursuing opportunities to add significant contracts to our backlog.

 Critical Accounting Policies

   Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to contract revenue and costs, property, plant and equipment including related goodwill, income taxes, and contingencies. We base estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

   Revenue Recognition--Long-Term Contracts. We recognize revenue and profit as work on long-term contracts progresses using the percentage of completion method of accounting, which relies on estimates of total expected contract revenues and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional profit recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenue and profits. When estimates indicate a loss under a contract, cost of revenue is charged with a provision for such loss. As work progresses under a loss contract, revenue continues to be recognized, and a portion of the contract costs incurred in each period is charged to the contract loss reserve.

   Property, Plant, & Equipment including Goodwill--Impairments Exist. We have determined that the carrying value of our goodwill related to the Vessels and Offshore segments is no longer recoverable based on estimates of future operating results of these segments. As a result, we recognized an impairment charge of approximately $201.6 million in the fourth quarter of 2001. Estimates of future cash flows used to test the asset for recoverability were based on current operating projections of the Vessels and Offshore segments. Such projected cash flows supported the carrying value of each segment's property, plant and equipment; however, the projected cash flows indicated goodwill was completely impaired.

   Property, Plant, & Equipment Held for Disposition. We evaluated our property, plant, and equipment, including goodwill held for disposition for impairment based on asset purchase agreements entered into during the first quarter of 2002 and completion of our plan of reorganization. As a result, we recognized a loss on assets held for sale of $22.0 million related to our planned disposition of Friede Goldman Newfoundland and on the FGO East Facility. We also recognized a loss of $26.0 million related to the disposal of our Engineered Products segment. These amounts are subject to change if the asset purchase agreements or plan of reorganization are not approved by the bankruptcy court.

   Litigation and Tax Contingencies. We have been notified that proofs of claims filed with the bankruptcy court related to our Chapter 11 filing significantly exceed the liabilities we have recorded. As discussed in the notes to our consolidated financial statements, as of December 31, 2001, we have accrued our best estimate of the probable liability for the resolution of these claims. This estimate has been developed in consultation with outside counsel that is handling our bankruptcy and defense in these matters. To the extent additional information arises or the bankruptcy court approves the proofs of claims as filed, it is possible that our best estimate of our probable liability in these matters may change. We believe any change to our estimate will increase the balance of our liabilities subject to compromise.

   Income Taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established a full valuation allowance against our deferred tax assets.

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

   Many of our existing contracts, and contracts that we expect to execute in the future, contain or will contain provisions requiring us to pay liquidated damages in the event that we fail to meet specified performance deadlines. We cannot assure you that we will not be required to make payments under these liquidated damages provisions or that the requirement to make such payments will not have a material adverse effect on our operating results. In certain circumstances, delivery delay beyond a specified period could entitle the customer to terminate the contract and to elect various remedies, including return of the purchase price.

   The construction of offshore drilling rigs, vessels and other equipment frequently involves complex design and engineering and equipment and supply delivery coordination throughout construction periods that may extend from several months to two years. It is not unusual in such circumstances to encounter design, engineering, equipment delivery schedule changes and other factors that impact the builder's ability to complete construction of the project in accordance with the original contractual delivery schedule. Our construction contracts generally require the customer to compensate us for additional work as well as reassessed delivery dates or expenses incurred due to customer requested change orders or failure of the customer to provide us with design or engineering information or equipment, if specified in the contract for the customer to provide these items. Under these circumstances, we generally negotiate with the customer with respect to the amount of compensation to be paid to us following the time at which the change order was requested or the customer failed to provide us with items required by the contract to be provided by the customer to us. We are subject to the risk that we are unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses we incurred due to customer requested change orders or failure by the customer to timely provide items required to be provided by the customer. A failure to obtain adequate compensation for these matters could require us to record an adjustment to amounts of revenue and gross profit recognized under the percentage of completion accounting method.

 Fluctuations in operating results

   Our results of operations are subject to significant variations from quarter to quarter and year to year. Fluctuations in the demand for our services, the limited number of projects in process, the timing of the awarding of new projects, the significant lead time between award date and start of significant construction activities, and the variability of estimates used in percentage of completion accounting for construction contracts, are among the factors that contribute to such variations. In addition, we schedule projects based on the timing of available capacity to perform the services requested and, to the extent that there are delays in the arrival of a vessel, drilling rig or production unit into the shipyard, we generally are not able to utilize the excess capacity created by such delays. Although we may be able to partially offset the effect of such delays through adjustments to the size of our skilled labor force on a temporary basis, such delays may adversely affect the profitability of the project and affect our results of operations in any period in which such delays occur. Our ability to schedule projects efficiently is also impacted by the availability of raw materials and services, which is being adversely impacted by the liquidity problems we experienced during the past year.

 The Ocean Rig, Petrodrill, Pasha and CNOOC Contracts

   Our results of operations for 2001, 2000 and 1999 and our current financial condition have been materially and adversely impacted by contracts for the construction of four semi-submersible drilling rigs (Ocean Rig and Petrodrill contracts), one vehicle car carrier (Pasha contract) and one heavy derrick-lay barge (CNOOC contract).

 Ocean Rig

   In December 1997 and June 1998, we entered into contracts to construct two semi-submersible drilling rigs for Ocean Rig ASA, a Norwegian company. We commenced construction of one rig in June 1998 and the other in January 1999.

   Since January 2000, when we entered into a Confidential Settlement Agreement with Ocean Rig to resolve disputes with respect to these contracts, we continued to experience significant cost overruns and delays in the construction of these rigs. As a result, we recorded provisions for contract losses during the second, third and fourth quarters of 2000 of approximately $24.6 million, $7.0 million and $38.2 million, respectively, related to this project. Losses for the fourth quarter include a provision for all costs we incurred through the date of the March 9, 2001 amendment to the contract, at which time the contract was converted to reimburse us on a "time and materials" basis. The significant events which occurred during 2000 and 2001 related to this project are discussed below.

   Delays and cost increases related to additional design changes initiated by Ocean Rig and the late delivery by Ocean Rig of information and equipment continued after the Settlement Agreement. Ocean Rig denied responsibility for these delays and cost increases. This Post-Settlement Agreement dispute was resolved pursuant to a negotiated Co-operation Agreement dated November 30, 2000 (the "Co-operation Agreement") which provided for additional compensation to us from Ocean Rig and revised delivery dates of March 2001 and June 2001 and imposition of liquidated damages thereafter at the rate and subject to the maximum amount stated in the Settlement Agreement.

   Despite our best efforts to progress the project consistent with the terms of the Co-operation Agreement, we continued to experience additional cost overruns and delays which had a significant adverse impact on our financial results in the fourth quarter 2000 and our current financial condition. On March 1, 2001, we stopped work on the Ocean Rig project and Ocean Rig commenced an arbitration proceeding in London. Further, on March 2, 2001, Ocean Rig commenced proceedings before the United States District Court for the Southern District of Mississippi seeking possession of the rigs. On March 9, 2001, we entered into a Remuneration Agreement with Ocean Rig ASA in order to resolve the disputes which had arisen; to amend certain provisions of the completion contracts to construct two Bingo design semi-submersible offshore drilling rigs and previous settlement agreements; and to ensure the successful and timely completion of the rigs to the mutual benefit of both parties. In accordance with the Remuneration Agreement, Ocean Rig ASA was granted control over the rig projects and paid us a contractually established rate for equipment, personnel and labor provided by us to cover the costs of completing the projects. As a further result of the agreement, Ocean Rig withdrew the arbitration and other legal proceedings. We also agreed to issue 2.0 million warrants to Ocean Rig ASA to purchase our common stock at a strike price of $5.00 per share; however, these warrants were not issued due to our bankruptcy filing. Shipyard construction of the first rig was completed in May 2001 and that rig left our facility to undergo final outfitting, including the installation of the dynamic positioning thruster system. This rig has completed final sea trial commissioning and is in operation. The second rig left our facility in July 2001 and construction will be completed at a Canadian shipyard.

   On December 10, 2001, we entered into a Delivery and Close--Out Agreement with Ocean Rig under which both parties waived and released all claims each had against the other except certain limited claims reserved in the Agreement. The Agreement is subject to the approval of the Bankruptcy Court. The Court's approval of the Delivery and Close--Out Agreement was not received prior to the deadline for filing proofs of claim in the bankruptcy court. In order to preserve its rights, Ocean Rig filed unquantified proofs of claim for both rigs. The proofs of claim will be cancelled by Ocean Rig upon approval of the Delivery and Close--Out Agreement by the Bankruptcy Court.

 Petrodrill

   In April 1998, Friede Goldman Offshore--Texas ("FGOT"), a subsidiary of ours (and a former subsidiary of HMG), entered into contracts to construct two semi-submersible drilling rigs for two newly formed entities, Petrodrill IV, Ltd. and Petrodrill V, Ltd. ("Petrodrill"). After the commencement of construction, FGOT began to experience delays in the production schedule and increased costs due, in whole or part, to delays caused by Petrodrill and by subcontractors nominated by Petrodrill. In addition, FGOT had to perform as the lead yard as opposed to a follow-on yard as initially anticipated by the contracting parties.

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

   In January 2000, FGOT notified Petrodrill that it was mitigating its and Petrodrill's damages by deferring certain fabrication efforts until engineering work could be completed so that FGOT could determine the ultimate cost of the project and permit construction to go forward in an efficient manner. FGOT also notified Petrodrill that it believed it was entitled to additional monetary compensation from Petrodrill as a result of delay, disruption, inefficiencies and other direct and indirect costs caused by, among other things, delays by Petrodrill and its nominated subcontractors and by FGOT being required to perform as the lead yard. Consequently, we and Petrodrill filed a series of actions against one another in the United States federal court and in a court in London, England. In May 2000, FGOT and Petrodrill finalized an agreement to amend the construction contract and dismiss the litigation previously filed against each other. The amendment extended delivery dates, capped liquidated damages and increased our contract value.

   On February 28, 2001, we announced an agreement in principle with Fireman's Fund, the surety company which wrote the performance bonds of $87.0 million per rig on the Petrodrill project, pursuant to which the surety company had agreed to provide certain funding for the completion of construction of the two semi-submersible drilling rigs. The agreement provided that the surety company would contract with FGOT for FGOT's completion of the project on a "time and materials" basis, including payment of all direct labor and fringe benefit costs, materials, subcontractor and other costs and an allocation for overhead and general and administrative expenses. The terms of the final agreement were not successfully negotiated resulting in the surety ceasing to provide funding.

   On May 4, 2001, we announced that we filed with the Bankruptcy Court a motion to reject the contracts related to the Petrodrill project. This motion was approved by the Bankruptcy Court in June 2001 and finalized in July 2001. Work on the projects was discontinued effective May 4, 2001. Construction on the projects has been resumed pursuant to a Bankruptcy Court motion effective September 6, 2001. This motion provides for us to work as authorized by the customer and surety company for a 120-day period on Rig I and a 150-day period on Rig II. These periods began on September 6, 2001. The construction is to be performed at specified labor, equipment and material billing rates. In December 2001, we, Petrodrill and Fireman's Fund jointly moved for and were granted an extension of time to April 4, 2002 for the removal of the first rig in our Pascagoula, Mississippi shipyard and to May 9, 2002 for the removal of the second rig in our shipyard in Orange, Texas. We continue to discuss the possibility of completing the work on both rigs with Petrodrill in our Texas facilities; however, we have been advised that there is a strong possibility that the work to complete these rigs may be performed elsewhere.

   At December 31, 2001, we had a reserve for estimated costs to complete the contract of $25.7 million, which represents our estimate of the remaining cost of completion in excess of future billings at the time work on the project was suspended. Our estimate was based on an uninterrupted work plan we developed during the first quarter of 2001. At December 31, 2001, we also have recorded a liability of $15.9 million related to costs funded to date by the surety. We believe our liability related to the project is limited to the sum of these two liabilities, approximately $41.6 million. This amount is included in liabilities subject to compromise in our balance sheet.

   Petrodrill has submitted proofs of claim totaling $477.0 million based on estimated costs to complete the rigs and lost revenues. Fireman's Fund has submitted proofs of claim which are unquantified at this time. We believe Petrodrill's claim substantially exceeds our reserve of $41.6 million due to delays caused by the customer/surety and the customer's/surety's inaction on resolving the strategy to complete construction of the rigs. We are not privileged to the customer's/surety's final strategy for completion of these projects and do not have information as to the estimated final cost to complete under the customer's/surety's strategy and their claims. We believe the claims made by Petrodrill and the surety, if substantiated, would be a liability subject to compromise. There is no assurance that management's position regarding the value of the claims of Petrodrill and Fireman's Fund will be upheld by applicable courts and additional liabilities will not result in excess of the reserve recorded at December 31, 2001.

 PASHA

   On December 28, 1999, we signed a contract for the construction of a 4,000 car-carrier vessel for transport of vehicles between the west coast and the Hawaiian islands. On May 1, 2001 we gave notice to the customer that we were not financially capable of completing this contract without further funding to ensure a cash flow positive contract from the date of filing Chapter 11 reorganization on April 20, 2001. This additional funding was anticipated to come from the surety company which wrote the performance bond for the project. The surety company provided additional funding for the project under court order until July 27, 2001 when it informed us that it would not fund completion of the vessel. Construction on the project was suspended when this funding ceased. We maintain with the customer that this is a violation of the terms of the performance bond. The customer has sued the surety in U.S. District Court. The United States Department of Justice ("USDOJ"), which represents the United States Maritime Administration ("MARAD") (the provider of customer financing) and the customer have also sued the surety in the State Court of Mississippi. The suits are seeking specific performance of the surety under the terms of the performance bond and are pending. The customer has signed a letter of intent with us to complete the project with or without the surety's participation subject to our financial status as we emerge from Chapter 11.

   At December 31, 2001, we have recorded a reserve for estimated costs to complete the contract of $4.9 million, which represents our estimate of the cost of completion in excess of future billings at the time work on the project was suspended. This amount is included in liabilities subject to compromise in our balance sheet. The customer has submitted proofs of claim totaling $906.0 million and the surety has submitted proofs of claim which are unquantified at this time. We believe the claims made by the customer and the surety, if substantial, would be a liability subject to compromise. There is no assurance that management's position regarding the value of the claims of the customer and the surety will be upheld by applicable courts and additional liabilities will not result in excess of the reserve recorded at December 31, 2001.

 CNOOC

   We filed a motion with the Bankruptcy Court to reject the contract with China National Offshore Oil Company (CNOOC) for the construction of a heavy derrick-lay barge. Liberty Mutual, the surety company which underwrote the contract performance bank guarantee, opposed the contract rejection. After we filed for bankruptcy, CNOOC received $10.9 million in funding from Liberty Mutual under the performance bank guarantee for costs it incurred to complete the project. We have co-operated with the surety in its assessment of the claim made by CNOOC against the guarantee. At December 31, 2001, we have recorded additional contract costs and a related liability of $10.9 million based on the funding provided by the surety. This liability is included in liabilities subject to compromise in our balance sheet. Liberty Mutual has submitted proofs of claim which are unquantified at this time. We believe any claim made by the customer and/or the surety would be a liability subject to compromise and no loss exposure exists in excess of the liability recorded.

Results of Operations

   Our consolidated financial statements include the accounts of FGH, Inc. and its wholly-owned subsidiaries, including, among others, Friede Goldman Offshore, Inc. ("FGO"), Friede & Goldman, Ltd. ("FGL"), Friede Goldman Newfoundland Limited ("FGN"), Friede Goldman France S.A.S. ("FGF"), and Halter Marine, Inc. ("Halter") (collectively referred to as the "Company"). These consolidated statements include the accounts of FGF for all periods prior to May 23, 2001, the date of sale of this subsidiary, and Halter for all periods subsequent to November 3, 1999. All significant intercompany accounts and transactions have been eliminated.

 Contract Revenue

   The table below summarizes our revenue from continuing operations by segment for the years noted:

                                         For the years ended December 31,
                                      ----------------------------------------
                                       2001    %     2000    %     1999    %
                                      ------ -----  ------ -----  ------ -----
                                                 ($ in millions)
   Offshore:
     New build....................... $ 85.9  34.9% $223.7  38.5% $189.8  43.1%
     Conversion, repair and other....   34.3  13.9   142.1  24.5   210.7  48.0
                                      ------ -----  ------ -----  ------ -----
                                       120.2  48.8   365.8  63.0   400.5  91.1
   Vessels:
     Energy..........................    4.0   1.6    30.3   5.2     6.8   1.5
     Government......................   30.3  12.3    65.8  11.3    13.2   3.0
     Repair..........................   ----  ----    49.7   8.6    11.9   2.7
     Other...........................   91.6  37.3    69.4  11.9     7.0   1.7
                                      ------ -----  ------ -----  ------ -----
                                       125.9  51.2   215.2  37.0    38.9   8.9
                                      ------ -----  ------ -----  ------ -----
                                      $246.1 100.0% $581.0 100.0% $439.4 100.0%
                                      ====== =====  ====== =====  ====== =====

   During the year ended December 31, 2001, we generated revenue of $246.1 million from continuing operations, a decrease of 57.6% compared to the $581.0 million generated from continuing operations for the year ended December 31, 2000. The overall decrease was attributable to the following:

  . Vessels segment revenues decreased $89.3 million or 41.5% in 2001 primarily due to the completion of one government vessel and three energy vessels in 2000 that were not replaced in 2001 and the ongoing construction of one government vessel was completed during the fourth quarter of 2001. Additionally, the yachts and vessel repair businesses were sold in April and August, 2000, respectively, causing a $53.2 million decrease in revenue in 2001 compared to 2000.

  . Offshore segment revenue decreased by $245.6 million or 67.1% in 2001 primarily due to the completion of one new build and two conversions of semi-submersible drilling rigs in 2000 that have not been replaced in 2001 and the ongoing construction of four new build semi-submersible drilling rigs. Construction was ended on two of these rigs during the third quarter of 2001. In addition, construction on the two other new build semi-submersible drilling rigs was suspended on May 4, 2001 for approximately four months.

   During the year ended December 31, 2000, we generated revenue of $581.0 million from continuing operations, an increase of 32.2%, compared to the $439.4 million generated by continuing operations for the year ended December 31, 1999. The overall increase was attributable to the following:

  . Vessels segment revenues increased $176.3 million in 2000 as 1999 included only two months of revenues.

  . Offshore segment revenue decreased by $34.7 million or 8.7% in 2000 primarily due to:

    --a decrease of approximately $49.0 million in revenues attributable to the ongoing construction of the two Ocean Rig semi-submersible drilling rigs which were nearing completion, and a $123.0 million decline related to the completion and outfitting of five conversions in 1999 and a portion of 2000 which were not replaced in 2000 due to a decrease in demand for conversion projects. The remainder of the decrease was due to the decreased demand for miscellaneous smaller projects. These decreases were offset by:

    --an increase in revenues of approximately $149.7 million generated by offshore entities acquired in the HMG merger; including an increase in revenues of approximately $89.8 million attributable to the ongoing construction of the two Petrodrill semi-submersible drilling rigs and a derrick barge.

 Gross Loss

   The following table summarizes our gross loss from continuing operations by segment for the periods noted:

                                  For the years ended December 31,
                               ---------------------------------------------
                                2001     %      2000     %      1999     %
                               ------  -----   ------  -----   ------  -----
                                          ($ in millions)
   Offshore:
     New build................ $ (3.3)  (3.8)% $(66.3) (29.6)% $(36.2) (19.1)%
     Conversion, repair and
      other...................   (8.0) (23.3)    (1.4)  (1.0)    28.0   13.3
                               ------          ------          ------
                                (11.3)  (9.4)   (67.7) (18.5)    (8.2)  (2.0)
   Vessels:
     Energy...................    0.1    2.5      3.1   10.2      0.6    8.8
     Government...............    9.0   29.7     14.1   21.4      2.3   17.4
     Repair...................     --     --      4.7    9.5      2.6   21.8
     Other....................  (17.6) (19.2)    (1.3)  (1.9)     0.5    7.1
                               ------          ------          ------
                                 (8.5)  (6.8)    20.6    9.6      6.0   15.4
                               ------          ------          ------
                               $(19.8)  (8.0)% $(47.1)  (8.1)% $ (2.2)  (0.5)%
                               ======          ======          ======

   Cost of revenue was $265.9 million from continuing operations for the year ended December 31, 2001, compared to $628.1 million from continuing operations for the year ended December 31, 2000. Gross profit increased from a loss of $47.1 million from continuing operations, or a negative margin of 8.1% of revenue, in 2000 to a loss of $19.8 million, or a negative margin of 8.0% of revenue from continuing operations in 2001. The overall change was attributable to the following:

  . Gross profit for the Vessels segment decreased to a loss of $8.5 million, or a negative 6.8% of revenue, for the year ended December 31, 2001 compared to a profit of $20.6 million, or 9.6% of revenue, for the year ended December 31, 2000. The decrease in margin is primarily the result of the sale of the higher margin repair business in August 2000, overhead inefficiencies due to lower sales volume, losses incurred on a contract to build a car carrier vessel and losses incurred on the construction of an ocean going barge. The losses on these contracts were primarily attributable to delays and disruption caused by our working capital deficit prior to filing Chapter 11.

  . Gross profit for the Offshore segment increased from a loss of $67.7 million, or a negative 18.5% of revenue, in 2000 to a loss of $11.3 million, or a negative 9.4% of revenue, in 2001. This increase in margin is primarily due to $69.6 million in losses recorded in 2000, including a provision for future losses of $21.1 million, on a contract to construct two semi-submersible drilling rigs for Ocean Rig ASA requiring increased estimated man-hours to complete this project. The gross profit margin was also impacted by an increase in the reserve for obsolete inventories of $10.5 million and the recording of the performance bank guarantee liability on the heavy derrick-lay barge contract in 2001.

   Cost of revenue was $628.1 million from continuing operations for the year ended December 31, 2000 compared to $441.7 million from continuing operations for the year ended December 31, 1999. Gross profit decreased from a loss of $2.2 million from continuing operations, or a negative 0.5% of revenue, in 1999 to a loss of $47.1 million from continuing operations or a negative margin of 8.1% of revenue, in 2000. The loss in 2000 is principally the result of several factors including a lower than expected level of revenues in all of our operating segments and significant losses in the Offshore segment mainly due to losses on the Ocean Rig projects. Significant factors are as follows:

  . Gross profit for the Vessels segment acquired in November 1999 was $20.6 million or 9.6% for the year ended December 31, 2000 compared to $6.0 million with a margin of 15.4% for

    1999. The increase in gross profit compared to 1999 is due to the inclusion of Halter for the full year of 2000 compared to two months in 1999. The gross profit percentage was adversely impacted by the sale of the repair division during the third fiscal quarter of 2000.

  . Gross loss for the Offshore segment increased from a loss of $8.2 million, or a negative 2.0%, in 1999 to a loss of $67.7 million, or negative 18.5%, in 2000. This decrease was primarily due to the loss recorded on the two Ocean Rig contracts in the amount of $69.6 million, including a provision for future losses of $21.1 million.

 Selling, general and administrative expenses

   Selling, general and administrative expenses ("SG&A expenses") were $29.5 million from continuing operations for the year ended December 31, 2001, or 12.0% of gross revenue, compared to $46.1 million from continuing operations, or 7.9% of gross revenue, for the year ended December 31, 2000. The decrease in SG&A expenses is due to personnel reductions and other cost-saving measures we implemented.

   Selling, general and administrative expenses ("SG&A expenses") were $46.1 million from continuing operations for the year ended December 31, 2000, or 7.9% of gross revenue, compared to $35.0 million from continuing operations, or 8.0% of gross revenue, for the year ended December 31, 1999. The increase in SG&A expenses in 2000 primarily reflects the increase in sales and administrative workforce and facilities due to overall growth of our business resulting from the Halter merger. SG&A expenses include Halter for the full year in 2000 versus two months in 1999. SG&A expenses for 2000 include non-recurring charges of $1.1 million related to a proposed debt offering undertaken during the third quarter which we expensed when the offering was withdrawn.

 Amortization of Goodwill

   Amortization of goodwill increased $3.6 million from continuing operations for the year ended December 31, 2001 compared to the year ended December 31, 2000 as a result of adjustments to goodwill in 2000.

   Amortization of goodwill increased $5.9 million from continuing operations for the year ended December 31, 2000 compared to the year ended December 31, 1999 as a result of the Halter merger in late 1999.

 Impairment of Goodwill

   We have completed an evaluation of the impairment in carrying values of our long-lived assets, including goodwill, in conjunction with the development of our plan of reorganization. We recorded a goodwill impairment charge of $201.6 million for the year ended December 31, 2001 related to our vessel and offshore segments. This charge was estimated based on our projection of cash flow that will be generated from the operation of these segments in future periods. This adjustment relates to an analysis performed by comparing the total book value of property, plant, equipment and goodwill to the total undiscounted cash flows for a period of five years as it relates to the assets we acquired in the merger with Halter Marine Group in November 1999. The adjustment was based on the amount by which the carrying amount of the long-lived assets, including goodwill, exceeded the estimated fair market value.

 Net interest expense

   Net interest expense (interest expense less interest income) increased to $73.9 million from continuing operations for the year ended December 31, 2001 from $33.8 million from continuing operations for the year ended December 31, 2000, primarily as a result of the recognition of interest expense during the first two quarters of 2001 for the unaccreted discount totaling $54.8 million on the

4 1/2% convertible subordinated notes assumed in connection with the HMG merger. This was offset by $5.7 million in contractual interest expense on the 4 1/2% convertible subordinated notes which was not recorded in 2001 due to the Chapter 11 filing.

   Net interest expense (interest expense less interest income) increased to $33.8 million from continuing operations for the year ended December 31, 2000 from $9.2 million from continuing operations for the year ended December 31, 1999, primarily as a result of:

  . interest expense in the amount of $19.1 million, including $10.8 million of discount accretion on the $185.0 million 4 1/2% Convertible Subordinated Notes assumed in connection with the HMG merger;

  . additional interest expense of $6.0 million as a result of additional debt and higher interest rates in 2000. An average balance on this debt of approximately $106.7 million at an average interest rate of 8.9% was outstanding for two months of 1999 compared to an average balance outstanding of approximately $70.1 million at an average rate of 10.9% for 12 months of 2000.

 Other income and expense

   The changes in other income (expense) from 2000 to 2001 and from 1999 to 2000 were attributable to miscellaneous items, none of which were individually material.

 Reorganization items

   We incurred professional fees of $11.7 million related to the bankruptcy proceeding and reorganization in 2001. We also wrote off $2.6 million of debt issuance costs related to the 4 1/2% subordinated convertible notes due to the notes being reclassified as a liability subject to compromise.

   Additionally, we recorded a loss on assets held for disposition in the amount of $22.0 million for the year ended December 31, 2001. This loss relates to the write-down of $17.1 million on certain assets of the Offshore division to an amount equal to the debt owed to its secured lenders since we intend to satisfy this debt by relinquishing control of the assets to our lender. We also recorded a write-down of $4.9 million on the asset value of FGN based on the estimated net proceeds that we will receive from the sale of this facility.

 Income from Discontinued Operations

   We recorded income from discontinued operations of our Engineered Products segment of $7.3 million for the year ended December 31, 2001 as compared to $11.1 million from discontinued operations recorded for the year ended December 31, 2000 primarily due to higher sales volumes in 2000.

   We recorded income from discontinued operations of our Engineered Products division of $11.1 million for the year ended December 31, 2000 compared to a income of $28,000 for the year ended December 31, 1999 primarily due to higher sales volume in 2000. Lower sales volume in 1999 is due to the inclusion of the AmClyde operating results beginning in November 1999 as a result of our merger with Halter Marine Group.

 Loss on Disposition of Engineered Products Segment

   We recorded a net loss of $26.0 million relating to the disposition of our Engineered Products segment for the year ended December 31, 2001. We recorded a gain of $16.0 million on the sale of the BLM division in May 2001. This gain was offset by the loss recorded on the sale of the AmClyde division of $42.0 million.

 Income taxes

   We had income tax expense of $9.5 million in 2001 compared to an income tax benefit of $21.0 million in 2000. As a result of losses recorded during the fourth quarter of 2000 and during the year ended December 31, 2001, the benefits available for financial reporting purposes were limited significantly. We have recorded a valuation allowance which offsets substantially all of the deferred tax assets arising from contract reserves and net operating loss carry-forwards generated through the current period. The income tax expense recorded during the year ended December 31, 2001 is related to income generated by BLM and an increase in the valuation allowance on deferred tax assets.

   We recognized an income tax benefit of $21.0 million in 2000, at an effective rate of 17.0% for the year. As a result of the losses recorded in the fourth quarter, principally due to losses recognized on our uncompleted contracts with Ocean Rig, the benefits available for financial reporting purposes were limited significantly. We have recorded a valuation allowance which offsets substantially all of the deferred tax assets arising from the contract reserves and net operating loss carryforwards generated in the current year. An analysis of our effective tax rates and composition of our deferred tax assets and liabilities is included in the Notes to the Consolidated Financial Statements.

 Extraordinary Item

   During 2000, we recorded an extraordinary loss of $3.9 million related to the write-offs of deferred loan costs associated with the portion of deferred loan fees related to the previous credit facility which were written off when the agreement was re-negotiated and restated in October 2000.

Liquidity and Capital Resources

 Overview

   As further described in the introduction section of Management's Discussion and Analysis, Item 7, we filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in April 2001.

 Cash flow summary

   During the year ended December 31, 2001, we financed our business activities through funds generated from cash balances, including those generated through collections of accounts receivable, borrowings under the Restated Credit Agreement and proceeds from the sale of our French Subsidiaries.

   Net cash used in operating activities during 2001 was approximately $33.3 million including a net loss of $401.6 million for the twelve months ended December 31, 2001 offset by non-cash depreciation. and amortization of $32.3 million and goodwill impairment of $201.6 million. Funds generated through operating activities include a $42.3 million decrease in contract and other receivables and a $18.2 million increase in accounts payable and accrued liabilities. Funds used by operating activities included a $17.0 million decrease in billings related to costs and estimated earnings on uncompleted contracts and a $36.4 million decrease in the reserve for uncompleted contracts. Additionally, loss on disposal of the Engineered Products segment, discount on convertible notes, and loss on assets held for sale were recorded in 2001 in the amounts of $26.0 million, $55.9 million, and $22.0 million, respectively.

   Net cash provided by investing activities during 2001 was $6.8 million. We generated cash of $26.6 million from the sale of our French Subsidiaries; however, use of these funds is restricted and subject to the approval of the unsecured creditor's committee and/or an order of the bankruptcy court. These funds were used to pay the professional fees and other administrative costs related to our bankruptcy filing. During the year 2001, we incurred approximately $4.0 million in capital expenditures.

   Net cash provided by financing activities during 2001 was $22.0 million. Sources of cash included net borrowings under our line of credit of $22.8 million, borrowings under other debt facilities of $8.9 million, and repayments of borrowings on other debt facilities of $9.7 million.

   During 2000, net cash used in operations was $53.8 million which included non-cash depreciation and amortization expense of $39.6 million and provision for losses of $74.4 million. Net cash provided by investing activities was $95.8 million which included $93.8 million in net proceeds from the sale of certain assets and business units including $77.8 million from the sale of our vessel repair units, $13.0 million from the sale of our ownership interest in the Illion LLC, and $3.0 million from the sale of our yacht division. Additionally, we incurred $5.6 million in capital expenditures. Net cash used in financing activities was $31.7 million and was primarily associated with $62.0 million in net repayments under our line of credit and we repaid $30.0 million in borrowings from our Mississippi Business Finance Corporation Taxable Revenue Bonds, Series 1998 and $20.3 million in miscellaneous debt. Sources of cash from financing activities primarily included $69.5 million in net proceeds generated through the sale of 8.8 million shares of our common stock .

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

   The term loan is a $40.0 million interest-only three-year facility with a stated maturity of October 2003. The term loan bears interest at the base rate (as defined) plus 5.5% with a floor of 13%. At our option, we have the ability to capitalize 1.5% of the current interest charge through maturity. Interest is payable monthly. The default rate bears interest on the daily balance at a per annum rate equal to 2 percentage points above the per annum rate, otherwise, applicable under the loan agreement. We are also obligated to pay certain fees including an annual fee of $200,000 and a monthly servicing fee of $5,000.

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

   On, February 15, 2002, we entered into our Third Amended Cash Collateral Agreement with Foothill Capital Corporation, as agent for itself and another lender. This agreement extended our continued use of our operating cash until April 15, 2002. We also agreed to comply with certain requirements relating to cash receipts and disbursements and agreed to make weekly adequate protection payments of $200,000. The Agreement also stipulates our consent for Foothill to accrue interest on all indebtedness whether incurred pre-petition or post-petition at the contractual default rate of interest set forth in the Pre-Petition Loan Documents. At December 31, 2001, the weighted average contractual default rate was 11.6%.

   Total balances outstanding under the Restated Credit Agreement at December 31, 2001 were $87.0 million including $15.4 million in letters of credit. Included in the letter of credit amount is a $5.7 million letter of credit which is being used to fund worker's compensation claims payable by the our unconsolidated captive insurance subsidiary.

 4 1/2% Convertible Subordinated Notes

   We failed to pay the $4.2 million interest payment due on March 15, 2001 on our outstanding Subordinated Notes due in 2004 resulting in the entire $185.0 million principal amount becoming immediately callable. We have reclassified the debt as a liability subject to compromise at December 31, 2001. Further, we recognized interest expense during the first six months of 2001 for the unaccreted discount totaling $54.8 million on the notes.

 MARAD Financing Agreement

   As of December 31, 2001, we had approximately $19.9 million in outstanding principal related to our bonds that are guaranteed by the U. S. Maritime Administration ("MARAD"). The bonds were issued in December 1997, under Title XI, to partially finance construction of our FGO East Facility. Our plan of reorganization, filed on March 22, 2002, contemplates abandoning this facility to MARAD in full satisfaction of their claims.

Recently Issued Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. We began applying the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. As a result of the impairment charge and the planned disposition of the Company's Engineered Products segment, we do not expect application of the non-amortization provision of the Statement to have a material effect on our financial position or results of operations.

   In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001 with earlier application encouraged. We will adopt FAS 144 as of January 1, 2002 and do not expect that the adoption of the Statement will have a significant impact on our financial position or results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

   We are exposed to interest rate risk due to changes in interest rates, primarily in the United States. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. We currently do not use any derivative financial instruments to manage our exposure to interest rate risk.

   The table below provides information about future maturities of principal for our outstanding debt instruments and fair value at December 31, 2001. All instruments described are non-trading instruments ($ in thousands).

                                                                         2002
                                                                        -------
   Long-term debt:
     Fixed rate........................................................ $28,744
     Average interest rate.............................................     7.3%
   Short-term debt
     Variable rate:.................................................... $71,630
     Average interest rate.............................................   LIBOR
                                                                           plus

Foreign Currency Risks

   Although the majority of our transactions are in U.S. dollars, two of our subsidiaries, one of which was sold during May 2001, have conducted some of their operations in various foreign currencies. We currently do not use any off balance sheet hedging instruments to manage risks associated with our operating activities conducted in foreign currencies unless that particular operation enters into a contract in a foreign currency which is different than the local currency of the particular operation. In limited circumstances and when considered appropriate, we will utilize forward exchange contracts to hedge the anticipated purchases and/or sales. We have historically used these instruments primarily in the manufacturing and selling of certain marine deck equipment. We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts. As of December 31, 2001, we do not have any outstanding forward exchange contracts.

ITEM 8. Financial Statements and Supplementary Data

   The information required by this Item 8 is contained in a separate section of this report. See Consolidated Financial Statements in Item 14 of this report.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

   The following individuals were elected at the annual meeting of shareholders held on May 16, 2000 to serve as directors of our Company until the annual meeting of stockholders in the year 2002 and until their respective successors are duly elected and qualified. As a result of the cancellation of such annual meeting until such future time as may be appropriate, no election of directors of our Company will occur at this time.

INFORMATION ABOUT THE DIRECTORS

   ALAN A. BAKER, age 70. Director since 1997. Mr. Baker is the retired Chairman of Halliburton Energy Services, a position he held from 1992 to 1995. He also served as the Chief Executive Officer of Halliburton Energy Services Group from 1992 to 1993. Mr. Baker has served as a consultant to Halliburton Company, a director of Noble Affiliates, Inc., a worldwide oil and gas exploration and production company, Crestar Energy, an oil and gas exploration and production company and Nova Technology, a deepwater oil and gas service company.

   T. JAY COLLINS, age 55. Director since 1997. He is currently the President of Oceaneering International, Inc., a position he has held since November 1998. From May 1995 to November 1998, he served as Executive Vice President of Oilfield Marine Service at Oceaneering International, Inc. From 1993 to 1996, Mr. Collins served as Senior Vice President and Chief Financial Officer of Oceaneering International, Inc. Prior to joining Oceaneering International, Inc., Mr. Collins spent six years at Teleco Oilfield Services, Inc., most recently as Executive Vice President, Finance and Administration. Mr. Collins received a B.A. and M.E. from Rice University and an M.B.A. from Harvard University.

   ANGUS R. COOPER, II, age 60. Director since November 3, 1999. Mr. Cooper served as a Director of Halter Marine Group, Inc. from April 1997 through the time of the merger. Mr. Cooper is Chairman of the Board and Chief Executive Officer of Cooper/T. Smith Corporation. He currently serves as a Director of Whitney National Bank. He also serves on the Board of Trustees of the University of Alabama.

   BARRY J. GALT, age 68. Director since November 3, 1999. Mr. Galt was a director of Halter Marine Group, Inc. since November 1997. Mr. Galt is a director, and prior to his retirement on March 30, 1999, served since 1983 as Chairman and Chief Executive Officer of Ocean Energy, Inc., formerly named Seagull Energy Corporation, a diversified energy company engaged in oil and gas exploration and development. He is also a director of Trinity Industries, Inc., a director of StanCorp Financial Corp., Inc., an insurance company, and a Houston area advisory director of J.P. Morgan/Chase Bank of Texas.

   JEROME L. GOLDMAN age 77. Director since 1997. Mr. Goldman is currently the Chairman and sole owner of J. L. Goldman Associates, Inc., naval architects and marine engineers. Mr. Goldman previously served as Chairman of Friede & Goldman, Ltd. since co-founding the Company in 1949. Mr. Goldman resigned as a director of the Company on March 1, 2002.

   J.L. HOLLOWAY, age 57. Chairman of the Board of Directors since April 1997. Mr. Holloway served as the Chief Executive Officer and President of Friede Goldman Offshore, Inc. (formerly HAM Marine, Inc.) from its formation in 1982 until April 1997. Mr. Holloway serves as a director of the Delta Health Group, a company that operates and manages health care facilities in the South and as

President of State Street Properties, Inc., a commercial real estate development firm headquartered in Mississippi.

   GARY L. KOTT, age 60. Director since March 1999. Mr. Kott has served has a consultant in the private sector since July 1998. From April 1997 through June 1998, Mr. Kott served as Senior Vice President and Chief Financial Officer of Global Marine, Inc. From October 1979 through April 1997, Mr. Kott served as President and Chief Operating Officer of Global Marine Drilling Company, the principal operating subsidiary of Global Marine, Inc. Mr. Kott also is a director of Tesco Corporation, a drilling technology company based in Calgary, Canada, NS Group, Inc., a manufacturer of oilfield tubulars.

   RAYMOND E. MABUS, age 53. Director since 1997. Mr. Mabus has served as President of Frontline Global Resources since October 1998 and as Of Counsel to the law firm of Baker, Donelson, Bearman & Caldwell since October 1996. From July 1994 through May 1996, Mr. Mabus served as Ambassador to the Kingdom of Saudi Arabia. From February 1992 through June 1994, Mr. Mabus served as Chairman of the Committee on the Future of the South and as a consultant in the private sector. From January 1988 through January 1992, Mr. Mabus served as Governor of the State of Mississippi. Mr. Mabus also serves as a director of the Kroll-O'Gara Company, a publicly-traded risk mitigation company and Foamex, Inc, a publicly traded maker of foam.

   See also "Executive Officers of the Registrant" included in this form 10-K.

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

   Additionally, SEC regulations require that the Company identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year. To the Company's knowledge, based solely on review of reports furnished to it and written representations that no other reports were required during and with respect to the year ended December 31, 2001, each individual who was required to file such reports during the year complied with the applicable filing requirements.

ITEM 11. Executive Compensation

 Cash Compensation

   The following table sets forth certain summary information for the prior three years concerning the compensation earned by the Company's President and Chief Executive Officer (Mr. Alford), and the four other most highly compensated executive officers who earned in excess of $100,000 in 2001 (Messrs. Schnoor, Juelich, McCreary and Shepherd).

                          Summary Compensation Table

                                       Annual       Long-Term
                                    Compensation   Compensation
                                  ---------------- ------------
                                                   Stock Option
                                                      Awards       All Other
Name and Principal Position  Year  Salary   Bonus    (Shares)   Compensation(1)
---------------------------  ----  ------  ------- ------------ ---------------
John Alford................  2001 $366,667      --        --        $ 5,128
 President and Chief         2000 $399,449      --   250,000        $48,770
 Executive Officer(2)        1999 $258,031      --   515,000        $   534

Ronald W. Schnoor..........  2001 $210,664      --        --        $ 4,573
 Group President--Offshore   2000 $255,626      --        --        $ 7,665
                             1999 $255,002      --    25,000        $   534

Richard J. Juelich.........  2001 $204,218      --        --        $13,690
 Group President--           2000 $252,915      --        --        $20,667
 Engineered Products Group   1999 $ 42,152      --    50,000        $ 3,749

Richard T. McCreary........  2001 $165,000      --        --        $12,024
 Group President--Vessels    2000 $190,000      --    10,000        $15,750
                             1999 $ 31,667 $20,000    50,000        $ 2,307

Robert Shepherd............  2001 $191,543      --        --        $31,502
 Executive Vice-President    2000       --      --        --
                             1999       --      --        --

--------
(1) All Other Compensation consists principally of the Company's matching contributions to 401(k) Retirement Plan accounts, term life insurance premiums paid by the Company, automobile allowances and relocation expenses.
(2) Effective April 2, 2002, Mr. Alford resigned as the Company's President and Chief Executive Officer. On April 4, 2002, the Board of Directors elected Mr. Jack R. Stone, Jr. as the Company's new President and CEO.

INCENTIVE AND OTHER EMPLOYEE BENEFIT PLANS

 Stock Options

   No stock options with respect to fiscal 2001 were granted to the executives named in the Summary Compensation Table.

   The following table sets forth information concerning each exercise of stock options by each of the named executive officers during the most recently completed fiscal year and the number of exercisable and unexercisable stock options held by them and the fiscal year-end value of the exercisable and unexercisable options.

  Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option
                                    Values

                                                                     Value of
                                                       Number of    Unexercised
                                                      Unexercised  in-the-Money
                                  Shares              Options at    Options at
                                 Acquired    Value      Fiscal        Fiscal
               Name             On Exercise Realized   Year-End    Year-End (2)
               ----             ----------- -------- ------------- -------------
                                                     Exercisable/  Exercisable/
                                                     Unexercisable Unexercisable
                                                     ------------- -------------
   John F. Alford..............      --        --       626,667          $0
                                                        208,333          $0
   J.L. Holloway...............      --        --       873,333          $0
                                                        216,667          $0
   Ronald W. Schnoor...........      --        --        25,000          $0
                                                             --          $0
   Richard J. Juelich..........      --        --        33,333          $0
                                                         16,667          $0
   Richard T. McCreary.........      --        --        40,000          $0
                                                         20,000          $0
   Robert Shepherd.............      --        --        33,652          $0
                                                          5,000          $0

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

   John F. Alford. Mr. Alford resigned as our President and CEO effective April 4, 2002. The following paragraphs describe his employment agreement as it existed prior to his resignation. No payment has been made to Mr. Alford under his employment agreement for reason of his resignation.

   Mr. Alford resigned as the Company's President and Chief Executive Officer effective April 2, 2002. The following paragraphs describe his employment agreement as it existed prior to his resignation. No payment has been made to Mr. Alford under his employment agreement for reason of his resignation.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

   The following table shows the number of shares of Common Stock beneficially owned by each director; by the Company's Chief Executive Officer; by each executive officer of the Company named in the "Summary Compensation Table" set forth below under "Executive Compensation and Other Matters"; by all directors and executive officers (14 persons) as a group; and by such persons known to the Company to own beneficially more than five (5%) of the outstanding Common Stock of the Company.

   The information set forth in the following table, except where indicated, is as of the Record Date and, is based upon information supplied or confirmed by the named individuals:

                             Number of
                               Shares
                            Beneficially      Percent
             Name             Owned(1)        of Class
             ----           ------------      --------
   J.L. Holloway...........   9,099,471(3)      18.7%
   Alan A. Baker...........      17,667(3)         *
   T. J. Collins...........      18,667(3)         *
   Angus R. Cooper II .....     151,669(3)         *
   Barry J. Galt ..........      12,001(3)         *
   Jerome L. Goldman.......     115,669(3)         *
   Gary L. Kott............       9,667(3)         *
   Raymond E. Mabus........      15,667(3)         *
   John F. Alford..........     718,717(3)       1.5%
   Richard J. Juelich......     119,734(3)         *
   Richard T. McCreary.....      40,853(2)(3)      *
   Anil Raj................      21,022(3)         *
   Ronald W. Schnoor.......     610,262(3)       1.3%
   Robert Shepherd.........      33,652(3)         *
   Directors and Executive
    Officers as a Group....  10,984,746(2)(3)   22.6%

--------
* Less than one percent (1%).

   Unless otherwise noted, all shares are owned directly and the owner has the right to vote the shares.

   Includes shares held beneficially under the Company's 401(k) plan as of March 12, 2002 by Mr. McCreary (852 shares) and Directors and Executive Officers as a Group (852 shares).

   Includes shares which the individual has the right to acquire within sixty
(60) days of April 1, 2002 pursuant to exercise of options granted under the Stock Option Plan for Mr. Holloway (873,333 shares), Mr. Baker (14,667 shares), Mr. Collins (14,667 shares), Mr. Cooper (6,667 shares), Mr. Galt (6,667 shares), Mr. Goldman (15,667 shares), Mr. Kott (7,667 shares), Mr. Mabus (15,667 shares), Mr. Alford (626,667 shares), Mr. Schnoor (25,000 shares), Mr. McCreary (40,000 shares), Mr. Juelich (33,333 shares), Mr. Shepherd (33,652 shares), Mr. Raj (20,000 shares), and Directors and Executive Officers as a Group (1,733,654 shares).

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

 Appointment of Independent Auditors

   The Board of Directors, with the approval of the United States Bankruptcy Court, appointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Company for the year ended December 31, 2001. Ernst & Young LLP was also appointed as tax advisors to the Company. Fees for the 2001 audit were approximately $540,000 and all other fees were approximately $2.3 million, including audit related services of $108,000 and nonaudit services of $2.2 million. Nonaudit services primarily related to tax return preparation, assistance with Internal Revenue Service examinations and assistance related to the Company's bankruptcy proceeding.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)(1) Financial Statements

   The Consolidated Financial Statements listed by the Registrant on the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report. (See page 59).

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

  *10.6 --Amendment No. 4 to Title XI Reserve Fund and Financial Agreement, dated October 27, 2000, between Friede Goldman Offshore, Inc. and the
          United States of America, represented by the Secretary of Transportation acting by and through the Maritime Administrator pursuant to the provisions of Title XI of the Merchant Marine Act, 1936, as amended.

  *10.7 --Amendment No. 4 to Security Agreement, dated October 27, 2000, between Friede Goldman Offshore, Inc. and the United States of
          America, represented by the Secretary of Transportation acting by and through the Maritime Administrator pursuant to the provisions of Title XI of the Merchant Marine Act, 1936, as amended.

  *10.8  --Employment Agreement, dated November 13, 2000, between Friede
          Goldman Halter, Inc. and Robert L. Champagne.

 **10.9  --Asset Purchase Agreement, dated February 15, 2002, between Friede
          Goldman Halter, Inc. and Hydralift ASA

 **10.10 --Amendment No. 1 to Asset Purchase Agreement, dated March 14, 2002, between Friede Goldman Halter, Inc. and Hydralift ASA

 **10.11 --Asset Purchase Agreement, dated March 14, 2002, between Friede
          Goldman Halter, Inc. and FGL Acquisitions, LLC

 **21.1  --Subsidiaries of Friede Goldman Halter, Inc.
 **23.0  --Consent of Ernst & Young LLP

--------
 * Previously filed.
** Filed herewith.

   (b) Reports on 8-K

   None.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Friede Goldman Halter, Inc.

   We have audited the accompanying consolidated balance sheets of Friede Goldman Halter, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Friede Goldman Halter, Inc. and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 ended in conformity with accounting principles generally accepted in the United States.

   The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company had substantial losses in 2000 and 2001 and had a deficiency in assets at December 31, 2001. Further, on April 19, 2001, the Company elected to file a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On March 22, 2002, the Company filed a Plan of Reorganization (the Plan) with the United States Bankruptcy Court (the Court). The Plan is subject to the review and approval of the Court. There can be no assurance that the Plan will be approved by the Court, or that the Company will continue to operate in some form. It is not possible to assess the outcome of the Company's bankruptcy proceeding or whether the Company will operate in accordance with the Plan, if approved. The outcome of these uncertainties raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

                                          ERNST & YOUNG LLP

New Orleans, Louisiana
March 22, 2002

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                               December 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
                          ASSETS
Current assets:
 Cash and cash equivalents.................................  $ 20,403  $ 25,244
 Restricted cash...........................................    17,998        --
 Receivables, net:
  Contract receivables.....................................    23,705    46,270
  Other receivables........................................       526    10,225
 Income tax receivable.....................................       206       591
 Inventories, net..........................................    17,580    41,234
 Costs and estimated earnings in excess of billings on
  uncompleted contracts....................................    16,557    73,224
 Prepaid expenses and other................................    11,625    12,827
 Deferred income tax asset.................................    25,353    30,997
                                                             --------  --------
   Total current assets....................................   133,953   240,612
Reinsurance receivables....................................     5,000    14,975
Property, plant and equipment, net of accumulated
 depreciation..............................................   155,458   261,337
Property, plant and equipment including goodwill of $23,479
 held for
 disposition...............................................    56,930        --
Goodwill, net of accumulated amortization..................        --   285,641
Other assets...............................................    15,280    19,449
                                                             --------  --------
   Total assets............................................  $366,621  $822,014
                                                             ========  ========

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable..........................................  $ 13,948  $ 93,885
 Accrued liabilities.......................................    28,976    77,879
 Reserve for losses on uncompleted contracts...............        --   101,997
 Billings in excess of costs and estimated earnings on
  uncompleted
  contracts................................................    15,124    32,397
 Current portion of long-term debt, including debt in
  default..................................................   115,355    74,877
                                                             --------  --------
   Total current liabilities...............................   173,403   381,035
Long-term debt, less current portion and debt in default...        --   147,397
Liabilities subject to compromise..........................   360,697        --
Non-current liabilities....................................        --    29,498
Deferred income tax liability..............................    25,867    24,405
Deferred government subsidy, net of accumulated
 amortization..............................................        --    29,886
Stockholders' equity (deficit):
 Preferred stock, $0.01 par value; 5,000,000 shares
  authorized; no shares issued and outstanding.............        --        --
 Common stock, $0.01 par value; 125,000,000 shares
  authorized; 48,710,579 and 48,708,979 shares issued and
  outstanding at December 31, 2001 and 2000, respectively..       487       487
 Additional paid-in capital................................   299,357   299,350
 Retained deficit..........................................  (489,458)  (87,851)
 Accumulated other comprehensive loss......................    (3,732)   (2,193)
                                                             --------  --------
   Total stockholders' equity (deficit)....................  (193,346)  209,793
                                                             --------  --------
   Total liabilities and stockholders' equity (deficit)....  $366,621  $822,014
                                                             ========  ========

   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                                For the Years Ended December
                                                            31,
                                                ------------------------------
                                                  2001       2000       1999
                                                ---------  ---------  --------
Contract revenue earned.......................  $ 246,066  $ 580,985  $439,440
Cost of revenue earned........................    265,909    628,113   441,655
                                                ---------  ---------  --------
Gross loss ...................................    (19,843)   (47,128)   (2,215)
Selling, general and administrative expenses..     29,495     46,087    34,963
Goodwill amortization.........................     11,153      7,524     1,576
Goodwill impairment...........................    201,622         --        --
                                                ---------  ---------  --------
Operating loss................................   (262,113)  (100,739)  (38,754)
                                                ---------  ---------  --------
Other expense (income):
  Interest expense, net (contractual interest
   of $24,727 for 2001).......................     19,052     33,814     9,173
  Discount on convertible subordinated notes..     54,878         --        --
  (Gain) loss on sale of assets...............       (145)        --         8
  Other.......................................        (78)        79        60
                                                ---------  ---------  --------
    Total other expense.......................     73,707     33,893     9,241
                                                ---------  ---------  --------
Loss before reorganization items, discontinued
 operations income taxes and extraordinary
 item                                            (335,820)  (134,632)  (47,995)
Reorganization items:
  Professional fees...........................     11,691         --        --
  Loss on investment in unconsolidated
   subsidiary.................................      1,371         --        --
  Write-off of deferred financing costs.......      2,618         --        --
  Loss on assets held for disposition.........     21,951         --        --
                                                ---------  ---------  --------
    Total reorganization items................     37,631         --        --
                                                ---------  ---------  --------
Loss before discontinued operations, income
 taxes and
 extraordinary item ..........................   (373,451)  (134,632)  (47,995)
Income tax expense (benefit)..................      9,510    (21,042)  (17,141)
                                                ---------  ---------  --------
Loss before discontinued operations and
 extraordinary item...........................   (382,961)  (113,590)  (30,854)
Discontinued operations:
  Income from operations of Engineered
   Products segment...........................      7,337     11,072        28
  Loss on disposal of Engineered Products
   segment....................................    (25,983)        --        --
                                                ---------  ---------  --------
    Total discontinued operations.............    (18,646)    11,072        28
                                                ---------  ---------  --------
Net loss before extraordinary item............   (401,607)  (102,518)  (30,826)
Extraordinary loss............................         --     (3,853)       --
                                                ---------  ---------  --------
Net loss......................................  $(401,607) $(106,371) $(30,826)
                                                =========  =========  ========
Net loss per share, basic and diluted:
  Net loss before discontinued operations and
   extraordinary item.........................  $   (7.86) $   (2.55) $  (1.18)
  Discontinued operations.....................      (0.38)      0.25        --
  Extraordinary loss..........................         --      (0.09)       --
                                                ---------  ---------  --------
  Net loss....................................  $   (8.24) $   (2.39) $  (1.18)
                                                =========  =========  ========
Weighted average shares outstanding:
  Basic.......................................     48,711     44,562    26,148
  Diluted.....................................     48,711     44,562    26,148

   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 (in thousands)

                                                                         Accumulated
                         Common Stock   Additional Retained                 Other
                         --------------  Paid-In   Earnings   Treasury  Comprehensive
                         Number  Amount  Capital   (Deficit)   Stock    Income (Loss)   Total
                         ------  ------ ---------- ---------  --------  ------------- ---------
Balance, December 31,
 1998................... 24,535   $245   $ 50,928  $  49,346  $(15,827)    $   598    $  85,290
Comprehensive loss:
 Net loss...............     --     --         --    (30,826)       --          --      (30,826)
 Other comprehensive
  loss:
 Net change in foreign
  currency translation
  adjustment............     --     --         --         --        --      (1,563)      (1,563)
                                                                                      ---------
Total comprehensive
 loss...................                                                                (32,389)
Stock options granted...     --     --        178         --        --          --          178
Stock options
 exercised..............     86      1        901         --        --          --          902
Stock issuances.........     90      1        848         --        --          --          849
Stock issuance--HMG
 Merger................. 16,450    164    193,127         --        --          --      193,291
Retirement of treasury
 stock.................. (1,188)   (11)   (15,816)        --    15,827          --           --
                         ------   ----   --------  ---------  --------     -------    ---------
Balance, December 31,
 1999................... 39,973    400    230,166     18,520        --       ( 965)     248,121
Comprehensive loss:
 Net loss...............     --     --         --   (106,371)       --          --     (106,371)
 Other comprehensive
  loss :
 Net change in foreign
  currency translation
  adjustment............     --     --         --         --        --      (1,228)      (1,228)
                                                                                      ---------
Total comprehensive
 loss...................                                                               (107,599)
Stock options
 exercised..............      3     --          5         --        --          --            5
Stock issuance..........  8,750     87     69,378         --        --          --       69,465
Purchase of treasury
 stock..................     --     --         --         --      (199)         --         (199)
Retirement of treasury
 stock..................    (17)    --       (199)        --       199          --           --
                         ------   ----   --------  ---------  --------     -------    ---------
Balance, December 31,
 2000................... 48,709    487    299,350    (87,851)       --      (2,193)     209,793
 Net loss...............     --     --         --   (401,607)       --          --     (401,607)
 Other comprehensive
  loss :
 Net change in foreign
  currency translation
  adjustment............     --     --         --         --        --     (1,539)      (1,539)
                                                                                      ---------
Total comprehensive
 loss...................     --     --         --         --        --                 (403,146)
Stock options
 exercised..............      2     --         --         --        --          --           --
Stock issuance..........     --     --          7         --        --          --            7
                         ------   ----   --------  ---------  --------     -------    ---------
Balance, December 31,
 2001................... 48,711   $487   $299,357  $(489,458) $     --     $(3,732)   $(193,346)
                         ======   ====   ========  =========  ========     =======    =========

   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                For the Years Ended December
                                                            31,
                                                ------------------------------
                                                  2001       2000       1999
                                                ---------  ---------  --------
Cash flows from operating activities:
 Net loss...................................... $(401,607) $(106,371) $(30,826)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
 Depreciation and amortization.................    32,349     39,578    13,127
 Goodwill impairment...........................   201,622         --        --
 Extraordinary loss............................        --      3,853        --
 Provision for losses..........................        25     74,364    17,371
 Loss on investment in unconsolidated
  subsidiary...................................     1,371         --        --
 Write-off of deferred financing costs.........     2,618         --        --
 Loss on disposal of Engineered Products
  segment......................................    25,982         --        --
 Discount on convertible notes.................    55,883         --        --
 Loss on assets held for sale..................    21,951         --        --
 (Gain) loss on sale of assets.................      (145)        --         8
 Other non-cash changes........................        28        221       178
 Deferred income taxes.........................    10,373    (17,962)    6,536
 Changes in operating assets and liabilities:
  Decrease in contract and other receivables...    42,344     56,584    35,823
  (Increase) decrease in income tax
   receivable..................................       385     38,066   (38,657)
  (Increase) decrease in inventories...........    10,866     (3,357)    3,121
  Net increase (decrease) in billings related
   to costs and estimated earnings on
   uncompleted contracts.......................   (17,049)    50,184   (13,119)
  Increase in other assets.....................    (2,015)    (6,322)   (7,822)
  Increase in reinsurance receivables..........    (5,000)    (5,376)       --
  Increase in non-current liabilities..........        --     19,376        --
  Increase (decrease) in accounts payable and
   accrued liabilities.........................    23,168   (101,103)  (46,801)
  Decrease in reserve for losses on
   uncompleted contracts.......................   (36,416)   (95,502)       --
                                                ---------  ---------  --------
   Net cash used in operating activities.......   (33,267)   (53,767)  (61,061)
                                                ---------  ---------  --------
Investing activities:
 Capital expenditures for plant and equipment..    (4,039)    (5,578)   (7,502)
 Cash acquired in Halter Marine merger.........        --         --     2,501
 Proceeds from sale of business units..........    26,559     80,755        --
 Proceeds from sale of unconsolidated
  subsidiary...................................        --     13,035        --
 Proceeds from sale of property, plant and
  equipment....................................     2,302      7,601       463
 Investment in unconsolidated subsidiary.......        --         --      (209)
 Restricted cash...............................   (17,998)        --        --
                                                ---------  ---------  --------
   Net cash provided by (used in) investing
    activities.................................     6,824     95,813    (4,747)
                                                ---------  ---------  --------
Financing activities:
 Proceeds from sale and issuance of stock......        --     69,470     1,751
 Repayments on borrowings under debt
  facilities...................................    (9,713)   (50,267)  (11,985)
 Net borrowings (repayments) under line of
  credit.......................................    22,781    (61,987)   36,615
 Proceeds from borrowings under debt
  facilities...................................     8,881     11,244    13,177
 Purchase of treasury stock....................        --       (199)       --
                                                ---------  ---------  --------
   Net cash provided by (used in) financing
    activities.................................    21,949    (31,739)   39,558
                                                ---------  ---------  --------
 Effect of exchange rate changes on cash.......      (347)      (187)   (1,422)
                                                ---------  ---------  --------
 Net increase (decrease) in cash and cash
  equivalents..................................     4,841     10,120   (27,672)
 Cash and cash equivalents at beginning of
  year.........................................    25,244     15,124    42,796
                                                ---------  ---------  --------
 Cash and cash equivalents at end of year...... $  20,403  $  25,244  $ 15,124
                                                =========  =========  ========
Supplemental disclosures:
 Cash paid for interest........................ $  12,305  $  23,511  $  4,667
 Cash refunds received for income taxes........ $     271  $  42,344  $     --
 Cash paid for income taxes.................... $     385  $   1,446  $ 13,059
Cash flows from operating activities before
 reorganization items:
 Cash receipts from customers.................. $  73,628         --        --
 Cash payments to vendors, suppliers and
  employees.................................... $  69,149         --        --
Non-cash investing activities:
 Acquisitions:
 Fair value of assets acquired and subsequent
  adjustments.................................. $      --  $  (4,139) $495,868
 Fair value of liabilities assumed and
  subsequent adjustments....................... $      --  $  93,930  $490,322

   The accompanying notes are an integral part of these financial statements.

                          FRIEDE GOLDMAN HALTER, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

   On November 3, 1999, Friede Goldman International, Inc. ("FGI") merged with Halter Marine Group, Inc. ("HMG") with FGI continuing as the surviving corporation. Effective with the merger, the corporate name was changed to Friede Goldman Halter, Inc. ("FGH"). FGH is incorporated under the laws of the State of Mississippi. The consolidated financial statements include the accounts of FGH, Inc. and its wholly-owned subsidiaries, including, among others, Friede Goldman Offshore, Inc. ("FGO"), Friede & Goldman, Ltd. ("FGL"), Friede Goldman Newfoundland Limited ("FGN"), Friede Goldman France S.A.S. ("FGF"), and Halter Marine, Inc. ("Halter")(collectively referred to as the "Company"). These consolidated financial statements include the accounts of FGF for all periods through May 23, 2001 and HMG for all periods subsequent to November 3, 1999. All significant intercompany accounts and transactions have been eliminated.

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

   Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as Debtor in Possession. These claims are reflected in the December 31, 2001 balance sheet as "liabilities subject to compromise." Claims secured against the Company's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Company's property, plant, and equipment. Additional claims (liabilities subject to compromise) have arisen subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

   The Company retained the investment banking firm Houlihan, Lokey, Howard & Zukin and restructuring advisor Glass and Associates to assist in the preparation of a plan of reorganization. These advisors are assisting management and the Company's Board of Directors in evaluating various

                          FRIEDE GOLDMAN HALTER, INC.

alternatives including, but not limited to, sales of assets and certain of the Company's business unit(s), infusion of capital, debt restructuring and any combinations of these options.

   As further described in Note 5, on March 22, 2002, the Company filed a Plan of Reorganization with the United States Bankruptcy Court. This plan will likely result in little, if any, recovery for current equity interests. The amount of any recovery will depend on, but will not be limited to the following factors: (a) the ultimate value of pre-petition claims, (b) the ability and dollar value(s) obtained from possible sale(s) of business unit(s), (c) the ability and dollar amount realized from possible capital infusions and debt restructuring and (d) the dollar amount of claims associated with the administration of this case. Note 5 also contains information regarding asset sales and dispositions.

   The Plan of Reorganization is subject to the review and approval of the United States Bankruptcy Court. There can be no assurance that the Plan will be approved or that the Company will continue to operate in some form. It is not possible to assess the outcome of the Company's bankruptcy proceeding or whether the Company will operate in accordance with the Plan, if approved. The outcome of these uncertainties raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

3. Summary of Significant Accounting Policies

   The consolidated financial statements reflect accounting principles and practices set forth in the American Institute of Certified Public Accountants Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," which provides guidance for financial reporting by entities that have filed voluntary petitions for relief under the Bankruptcy Code.

 Construction Contracts

   The Company's revenue is earned on the percentage-of-completion method. Under the percentage-of-completion method used in its Offshore and Vessels segments, revenues from construction contracts are measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract. Under the percentage of completion method used in its Engineered Products segment, substantially all of the revenues from construction contracts are measured based upon the percentage that incurred costs to date bear to total estimated costs. Contract price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in the accounting period in which the facts that require such adjustments become known.

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

                          FRIEDE GOLDMAN HALTER, INC.

 Cash Equivalents

   The Company considers all short-term cash investments with an original maturity of less than three months to be cash equivalents.

 Restricted Cash

   Restricted cash represents non-disbursed cash from the sale of the Company's French subsidiaries. Disbursement of these funds is subject to approval by the Bankruptcy Court and is primarily reserved for payment of administrative expenses related to the Company's bankruptcy filing.

 Receivables

   The Company provides for allowances for receivables, which are deemed to be uncollectible. Provision for such losses is made in the period in which the loss is probable and subject to reasonable estimation. The Company had allowances for doubtful accounts of $1.2 million and $3.3 million as of December 31, 2001 and 2000, respectively.

 Inventories

   Inventories are valued at the lower of cost or market. Inventory cost is determined principally on the specific identification method. Market is net realizable value.

 Property, Plant and Equipment

   Property, plant and equipment is stated at cost less accumulated depreciation. Property, plant and equipment held for disposition is stated at the estimated sales price or disposal value less the selling or disposal costs. Ordinary maintenance and repairs that do not extend the physical or economic lives of the assets are charged to expense as incurred. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets.

   Useful lives utilized in the calculation of depreciation for each class of property, plant and equipment are as follows:

      Class                                                             Life
      -----                                                         ------------
      Buildings and improvements................................... 15--40 years
      Leasehold improvements....................................... 10--40 years
      Machinery and equipment......................................  3--20 years
      Other........................................................   3--7 years

 Goodwill

   Goodwill is recognized for the excess of the purchase price over the fair value of identifiable net assets acquired. Goodwill is being amortized over a 25-year period. Accumulated amortization was $20.6 and $9.4 million as of December 31, 2001 and 2000, respectively. During 2001, the Company recognized a goodwill impairment charge of $201.6 million and recorded this amount as a permanent write-down of goodwill. The Company also recognized a write-down of goodwill totaling $42.0 million related to the disposition of its Engineered Products segment. This amount is included in the loss or disposal of Engineered Products segment in the accompanying statements of operations.

 Long-Lived Assets

   The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed"

                          FRIEDE GOLDMAN HALTER, INC.

(SFAS 121). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations, including goodwill, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived asset. Losses on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

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

 Segment Information

   Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) establishes standards for public companies relating to the reporting of financial and descriptive information about operating segments in financial statements. SFAS 131 requires that financial information be reported on the same basis that is reported internally for evaluating segment performance and allocating revenue to segments. The Company classifies its business into three segments: Vessels, Offshore and Engineered Products. See Note 5 for discussion of discontinued operations of Engineered Products segment.

 Income Taxes

   The Company follows the asset and liability method of accounting for deferred income taxes prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under this method, deferred tax assets and liabilities are recorded for temporary differences that occur between the financial reporting and tax bases of assets and liabilities based on enacted tax rates and laws that will be in effect when the differences are expected to reverse.

 Reorganization Items

   In accordance with SOP 90-7, costs, losses and other items incurred directly related to the bankruptcy proceeding are classified as Reorganization Items in the accompanying statements of operations.

 Use of Estimates

   These financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Such preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenues and expenses for the years presented. Actual results could differ materially from those estimates. Areas requiring significant estimates to be made by management include the application of the percentage-of-completion accounting method; allowance for doubtful accounts; recoverability of inventories, property, plant, equipment and goodwill; depreciation and amortization; income taxes; and accruals for certain estimated liabilities, including liabilities subject to compromise and loss contingencies.

 Fair Value of Financial Instruments

   The carrying amounts of the Company's cash, cash equivalents and investment in unconsolidated subsidiary approximate fair value. The fair values of the Company's debt are based on quoted market prices, if available, or discounted cash flows.

                          FRIEDE GOLDMAN HALTER, INC.

 Environmental Liability

   The Company provides for liabilities for environmental exposure pursuant to the requirements of SOP 96-1, "Environmental Remediation Liabilities." At December 31, 2001 and 2000, the Company had accrued $6.0 million and $6.6 million, respectively, related to remediation of certain contaminated sites which it estimates will be paid over approximately 20 years. This liability is included in liabilities subject to compromise at December 31, 2001 and non-current liabilities at December 31, 2000 in the accompanying balance sheet.

 Insurance

   The Company maintains a workers' compensation insurance program. Prior to March 1, 2000, Offshore Marine Indemnity Company ("OMIC"), a wholly-owned subsidiary of the Company, acted as a fronting reinsurance captive company in the program. The Company deconsolidated this subsidiary during 2001. The program includes certain individual claims and aggregate retention amounts. At December 31, 2001 and 2000, the Company provided reserves for estimated losses from the program totaling $10.7 million and $30.0 million, respectively. At December 31, 2001, these reserves are included in accrued liabilities. At December 31, 2000, reserves of $27.0 million were included in non-current liabilities and the remaining amount was included in accrued liabilities. Related receivables from the Company's reinsurance carriers totaled $5.0 million and $15.0 million at December 31, 2001 and 2000, respectively. See
Note 10 for additional information regarding OMIC and the reinsurance receivable.

 Net Loss Per Share

   Basic net loss per share is calculated based on the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share is based on the weighted average number of shares of common stock outstanding for the periods, including potential dilutive common shares.

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

 Reclassifications

   Certain reclassifications have been made in the prior financial statements to conform to the classifications used in the current year.

 Derivatives

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and

                          FRIEDE GOLDMAN HALTER, INC.

losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS 133 beginning January 1, 2001. As the Company does not use any of these types of instruments, there was no impact on its financial statements for the year ended December 31, 2001.

 Recent Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. As a result of the impairment charge and the planned disposition of the Company's Engineered Products segment, the Company does not expect application of the non-amortization provision of the Statements to have a material impact on its financial position or results of operations.

   In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company will adopt FAS 144 as of January 1, 2002 and does not expect that the adoption of the Statement will have a significant impact on its financial position or results of operations.

4. Merger

   On November 3, 1999, a merger was consummated between FGI and HMG. With stockholders of HMG receiving 0.57 of a share of the Company's common stock in exchange for each share of HMG common stock, a total of 16,450,292 shares was issued for a total value of approximately $193.3 million. The merger has been accounted for as a purchase business combination and the operating activities of HMG have been included in the accompanying financial statements for periods subsequent to November 3, 1999. The net assets acquired have been recorded at their fair values and, at the acquisition date, included adjustments to increase fixed assets by $37.6 million, to record reserves and a deferred credit reflecting the fair value of the construction contracts that were in progress at the date of acquisition in the amount of $36.2 million, and to decrease long-term debt by $70.3 million. Goodwill was recorded for the excess of the purchase price over the fair value of identifiable net assets required. In 2000 goodwill increased primarily as a result of revisions in the Company's estimate of losses on acquired contracts in progress at the date of the HMG merger.

5. Plan of Reorganization and Disposition of Assets

   On March 22, 2002, the Company filed a Plan of Reorganization with the United States Bankruptcy Court, which is subject to the approval of the Court. The Plan of Reorganization includes the reorganization of substantially all of the Company's Offshore and Vessels segments and the disposition of its Engineered Products segment as well as the disposition through sale, or otherwise,

                          FRIEDE GOLDMAN HALTER, INC.

of other of the Company's subsidiaries and assets as described below. In connection with the development of the Plan of Reorganization, the Company reviewed its expected future cash flows related to its operating segments to determine the recoverability of the carrying value of its long-lived assets, including goodwill. This review indicated an impairment related to the carrying value of goodwill; accordingly, the Company recorded an impairment charge of $201.6 million for the year ended December 31, 2001.

 Disposition of Engineered Products Segment

   In May 2001, the Company completed the sale of its French subsidiaries, Brissoneau et Lotz Marine, S.A., in Nantes, France, and BOPP S.A., in Brest, France to Hydralift A.S.A. of Kristiansand, Norway for cash consideration of $33.5 million, before expenses. Pursuant to an order of the Bankruptcy Court, the Company agreed to escrow funds from the sale. Disbursement of such funds is subject to the review and approval of legal counsel representing the Official Committee of Unsecured Creditors and/or an order of the Bankruptcy Court. The funds held in escrow are presented as restricted cash and cash equivalents in the accompanying balance sheet as of December 31, 2001. The Company recorded a gain of approximately $16.0 million related to this transaction in the second quarter of 2001 and has reflected this gain as a component of loss on disposal of its Engineered Products segment for the year ended December 31, 2001.

   In the fourth quarter of 2001, the Company received bids for Amclyde Engineered Products ("Amclyde") to complete the disposition of its Engineered Products segment. Pursuant to the terms of an Asset Sale Agreement dated February 15, 2002, the Company will receive $36.0 million in cash consideration for the sale of Amclyde subject to certain net working capital adjustments. The ultimate disposition is subject to possible competitive bids and approval by the Bankruptcy Court. The Company recorded a loss of approximately $42.0 million related to this transaction in the fourth quarter of 2001 and has reflected this loss as a component of loss on disposal of its Engineered Products segment for the year ended December 31, 2001.

   In addition, the Company has reported the operating results of its Engineered Products segment separately in its consolidated statements of operations as a component of discontinued operations. For the years ended December 31, 2001 and 2000, the Company recorded income from discontinued operations of approximately $7.4 million and $11.0 million, respectively, and a loss from discontinued operations of approximately $28,000 for the year ended December 31, 1999. At December 31, 2001, the Company's financial statements include current assets of $17.5 million and current liabilities of $6.4 million related to the Engineered Products segment. Property, plant and equipment held for disposition include $6.3 related to the Engineered Products segment.

 Sale of Friede Goldman Newfoundland, Limited

   In connection with its reorganization plan, the Company entered into an agreement on March 27, 2002 to sell the assets of its wholly-owned subsidiary, Friede Goldman Newfoundland Limited ("FGN"). Under the terms of the sale agreement, the Company will receive approximately $5.0 million in cash consideration for FGN which represents primarily repayment of intercompany debt. In addition, the Province of Newfoundland has agreed to waive certain liquidated damages related to the noncompliance with minimum employment levels at its Canadian shipyards during 1999 and 2000. In the fourth quarter of 2001, the Company wrote down the assets of this subsidiary to their net realizable value and recorded a loss of approximately $4.9 million. The property, plant and equipment of FGN is included in property, plant and equipment including goodwill held for disposition at December 31, 2001.

                          FRIEDE GOLDMAN HALTER, INC.

 Disposition of FGO East Facility

   As of December 31, 2001, the Company had approximately $19.9 million in outstanding principal related to its bonds that are guaranteed by the U. S. Maritime Administration ("MARAD"). The bonds were issued in December 1997, under Title XI, to partially finance construction of the Company's FGO East Facility. The Company's plan of reorganization filed March 22, 2002 contemplates abandoning this facility to MARAD in full satisfaction of their claims. As a result, the Company recorded a loss on assets held for disposition of approximately $17.1 million in the fourth quarter of 2001, which represents the excess of the carrying value of the Company's FGO East Facility's fixed assets over the outstanding principal amount of the MARAD bonds. The property, plant and equipment of the FGO East Facility is included in property, plant and equipment including goodwill held for disposition at December 31, 2001.

 Sale of Friede & Goldman, Ltd.

   In an Asset Purchase Agreement entered into on March 14, 2002, the Company agreed to sell substantially all the assets of Friede & Goldman, Ltd. ("FGL") for cash consideration of approximately $8.0 million subject to certain net working capital adjustments. The ultimate disposition is subject to possible competitive bids and approval by the Bankruptcy Court. The Company anticipates that it will record a gain related to this transaction when it is consummated. The property, plant and equipment of FGL is included in property, plant and equipment, including goodwill held for disposition at December 31, 2001.

 Sale of Vessel Repair Operation

   During August 2000, the Company sold certain of its shipyards engaged primarily in the repair of marine vessels to Bollinger Shipyards, Inc. ("BSI") for approximately $80.0 million subject to adjustment for the working capital of the shipyards at the transaction date. Subsequently, arbitration proceedings regarding the working capital calculation resulted in a liability due to BSI of $8.2 million. The working capital portion of the transaction escrow account ($4.7 million) was distributed to BSI in August 2001. The remaining liability is included in liabilities subject to compromise in the accompanying balance sheet at December 31, 2001. There was no gain or loss recognized on this sale.

 Sale of Yacht Operation

   During April 2000, the Company completed the sale of its Trinity Yachts division to a group led by John Dane III, the Company's former chief operating officer and former board member. The division was sold for $5.7 million in an all-cash transaction. There was no gain or loss recognized on this sale.

6. Significant Customers

   The nature of the construction projects undertaken by the Company can result in an individual contract comprising a large percentage of a fiscal year's contract revenue. The schedule below reflects the portions of revenue attributable to significant customers for the years ended December 31, 2001, 2000 and 1999.

                                                                   Years Ended
                                                                   December 31,
                                                                  ----------------
   Customer                                                       2001  2000  1999
   --------                                                       ----  ----  ----
   A.............................................................  17%   18%   33%
   B.............................................................  14    11    24
   C.............................................................  11    --    11
                                                                  ---   ---   ---
     Total....................................................... 42 %   29%   68%
                                                                  ===   ===   ===

                          FRIEDE GOLDMAN HALTER, INC.

7. Inventories

   At December 31, 2001 and 2000, inventories consisted of the following:

                                                                 December 31,
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
                                                                (in thousands)
   Jack-up rig components...................................... $15,381 $19,727
   Steel and other raw materials...............................  14,487  15,362
   Other.......................................................   3,704  14,397
                                                                ------- -------
                                                                 33,572  49,486
   Less reserve for obsolete inventories.......................  15,992   8,252
                                                                ------- -------
                                                                $17,580 $41,234
                                                                ======= =======

8. Costs and Estimated Earnings on Uncompleted Contracts

   The Company's contracts in progress at December 31, 2001 and 2000, consist of the following components:

                                                              December 31,
                                                          ---------------------
                                                            2001        2000
                                                          ---------  ----------
                                                             (in thousands)
Costs incurred on uncompleted contracts.................. $ 754,719  $1,388,776
Estimated losses.........................................  (284,468)   (224,836)
                                                          ---------  ----------
                                                            470,251   1,163,940
Less billings to date....................................   510,323   1,225,110
                                                          ---------  ----------
                                                          $ (40,072) $  (61,170)
                                                          =========  ==========
Included in the following balance sheet captions:
  Costs and estimated earnings in excess of billings on
   uncompleted contracts                                  $  16,557  $   73,224
  Billings in excess of costs and estimated earnings on
   uncompleted contracts.................................   (15,124)    (32,397)
  Reserve for losses on uncompleted contracts (included
   in liabilities subject to compromise for 2001)........   (41,505)   (101,997)
                                                          ---------  ----------
                                                          $ (40,072) $  (61,170)
                                                          =========  ==========

9. Property, Plant and Equipment

                                                                December 31,
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
                                                               (in thousands)
Land......................................................... $ 24,640 $ 30,857
Buildings and improvements...................................   73,309  135,472
Machinery and equipment......................................   93,449  132,791
Construction in progress.....................................      129    3,298
                                                              -------- --------
  Total property, plant and equipment........................  191,527  302,418
Less accumulated depreciation................................   36,069   41,081
                                                              -------- --------
  Total property, plant and equipment, net................... $155,458 $261,337
                                                              ======== ========

                          FRIEDE GOLDMAN HALTER, INC.

   Depreciation expense was $18.0 million, $20.1 million and $11.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

   Substantially all of the assets of the Company have been pledged as collateral under various debt arrangements entered into by the Company.

   In addition to property, plant and equipment held for use, the Company had included approximately $33.5 million as of December 31, 2001.

10. Captive Insurance Company

   Prior to March 1, 2000, Offshore Marine Indemnity Company ("OMIC"), a wholly-owned subsidiary of the Company domiciled in Vermont, acted as a fronting reinsurance captive company for the Company workers' compensation insurance program. On June 7, 2001, the Commissioner of the Vermont Department of Banking, Insurance, Securities and Healthcare Administration was ordered by the Washington County Superior Court in the State of Vermont to take possession and control of all or part of the property, books and accounts, documents and other records of OMIC. OMIC and its officers, managers, agents, employees and other persons were also enjoined from disposing of its property and from transacting its business except with the written consent of the Commissioner. Based on the court order, the Company does not exercise control over OMIC. Accordingly, the subsidiary was deconsolidated and the Company eliminated the insurance reserves and reinsurance receivables from its balance sheet and wrote off its investment in OMIC totaling $1.4 million during 2001. At December 31, 2001, the Company had amounts due to OMIC of approximately $5.2 million. This liability is included in accrued liabilities in the accompanying balance sheet.

   OMIC assumed certain risks from Reliance Insurance Company (Reliance) under a reinsurance agreement from March 1997 to March 2000. OMIC assumed risk for the first $250,000 on individual workers' compensation losses written through Reliance for the Company. Pursuant to the terms of the reinsurance agreement with Reliance, amounts due from OMIC to Reliance are secured by a letter of credit issued in favor of Reliance. At December 31, 2001, the remaining balance of this letter of credit was $5.7 million. Reliance has notified the Company that it believes the letter of credit was issued for the benefit of all of Reliance's policyholders. The Company has filed suit against Reliance to prevent any draws on the letter of credit that would fund claim payments other than payments related to OMIC. The outcome of this suit is uncertain.

   Prior to its deconsolidation, OMIC had a reinsurance receivable from Reliance of approximately $11.0 million. On October 3, 2001, Reliance was placed into liquidation by the Pennsylvania Insurance Commissioner. The Company, in consultation with legal counsel, believes the liquidation of Reliance triggers relevant state guaranty association statues and the guaranty associations become obligated, to the extent of each state's statutory coverage, for payment of the claims of Reliance's insureds and claimants. As a result management believes that amounts due from Reliance to OMIC or the Company and its claimants will be paid by the applicable state guaranty association. However, the state guaranty associations may assert claims against OMIC and the Company for payments made to claimants of Reliance. There is no assurance that the Company's position will be upheld by applicable courts and that additional liabilities will not result.

11. Other Assets

   At December 31, 2001 and 2000, other assets included restricted cash of $8.6 million and $7.3 million, respectively, that have been pledged to secure bonds relating to construction contracts.

                          FRIEDE GOLDMAN HALTER, INC.

   Other assets also included net debt issuance costs of $4.1 million and $8.2 million at December 31, 2001 and 2000, respectively. Accumulated amortization of debt issuance costs was $5.6 million and $3.3 million at December 31, 2001 and 2000, respectively.

12. Debt

   Liabilities not subject to compromise include liabilities incurred subsequent to the bankruptcy filing date, certain liabilities on contracts assumed by the Company and long-term debt and related interest which are secured by certain assets, primarily property and equipment. Long-term debt not subject to compromise was as follows:

                                                               December 31,
                                                             -----------------
                                                               2001     2000
                                                             -------- --------
                                                              (in thousands)
Borrowings under the Restated Credit Agreement:
  Line of credit...........................................  $ 28,346 $  4,662
  Term loan................................................    43,284   40,058
Notes payable to financial institutions and others bearing
 interest at rates ranging from 6.25% to 12.00%, payable in
 monthly installments, maturing at dates ranging from
 December 2001 to March 2013 and secured by equipment, a
 lease and real property...................................     4,237    7,837
Bonds payable to MARAD bearing interest at 6.35% maturing
 June 2013 payable in semi-annual installments commencing
 July 1, 1999, secured by equipment........................    19,854   21,509
Bonds payable, bearing interest at 7.99% payable in monthly
 installments commencing January 1999, maturing December
 2008, secured by equipment................................    14,982   15,447
Capital lease obligations bearing interest at rates ranging
 from 6.86% to 16.84% maturing at dates ranging from June
 2002 through September 2004...............................     2,152    3,115
Note payable, bearing interest at 7.05%, payable in
 quarterly installments commencing April 1998, maturing
 March 2002, secured by equipment..........................     2,500    2,500
                                                             -------- --------
                                                              115,355   95,128
Less: Current portion of long-term debt including debt in
 default of $91.5 million and $66.2 million at December 31,
 2001 and 2000, respectively...............................   115,355   74,877
                                                             -------- --------
Long-term debt less current portion........................   $    --  $20,251
                                                             ======== ========

   Accrued interest on a long-term debt not subject to compromise of $2.4 million was included in accrued liabilities at December 31, 2001.

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

                          FRIEDE GOLDMAN HALTER, INC.

   Under the original terms of the Restated Credit Agreement, the Company may borrow up to $70.0 million under a senior secured revolving line of credit facility. Availability under the line of credit is based on specified percentages of the Company's receivables, inventories, equipment and real property. The interest rate on the line of credit is based on LIBOR or the base rate (as defined) with a floor of 7.5%. During the first year of the line of credit, the spread is fixed at 3.75% over LIBOR and 1.75% over the base rate; thereafter the LIBOR option ranges from 3.25% to 4.25% over LIBOR and the base rate option ranges from 1.25% to 2.25% over the base rate, (as defined). The Company is also obligated to pay certain fees, including a commitment fee equal to (i) during year one of the facility, 0.50% of the unused portion of the line of credit and (ii) thereafter, a range of 0.25% to 0.50% of the unused portion of the line of credit.

   The term loan is a $40.0 million interest-only three-year facility with a stated maturity of October 2003. The term loan bears interest at the base rate (as defined) plus 5.5% with a floor of 13%. The Company, at its option, has the ability to capitalize 1.5% of the current interest charge through maturity. Interest is payable monthly. Proceeds for the term loan were used to repay the 1999 Credit Facility in its entirety. In connection with the payoff of the 1999 Credit Facility, the Company recognized an extraordinary loss of $3.9 million as a result of the write-off of the deferred financing costs associated with the 1999 Credit Facility.

   The Restated Credit Agreement requires that the Company comply with certain financial and operating covenants, including limitations on additional borrowings and capital expenditures, utilization of cash management accounts, maintenance of certain minimum debt coverage ratios, minimum EBITDA, net worth and other requirements. The Company was not in compliance with these covenants during 2001 and 2000.

   On February 15, 2002, the Company entered into its third Amended Cash Collateral Agreement with Foothill Capital Corporation, as agent for itself and another lender. This agreement extended the Company's continued use of its operating cash until April 15, 2002. The Company also agreed to comply with certain requirements relating to cash receipts and disbursements and agreed to make weekly adequate protection payments of $200,000.00. The Agreement also stipulates the Company's consent for Foothill to accrue interest on all indebtedness whether incurred pre or post petition at the contractual default rate of interest set for the in the Pre-Petition Loan Documents. At December 31, 2001, the weighted average contractual default rate was 11.6%.

   Total balances outstanding under the Restated Credit Agreement at December 31, 2001 were $87.0 million including $15.4 million in letters of credit. Included in the letter of credit amount is a $5.7 million letter of credit which is being used to fund worker's compensation claims payable by the Company's unconsolidated captive insurance subsidiary.

 MARAD Financing Agreement

   As of December 31, 2001, the Company had approximately $19.9 million in outstanding principal related to its bonds that are guaranteed by the U. S. Maritime Administration ("MARAD"). The bonds were issued in December 1997, under Title XI, to partially finance construction of our FGO East Facility. The Company's plan of reorganization filed on March 22, 2002 contemplates abandoning this facility to MARAD in full satisfaction of its claims.

                          FRIEDE GOLDMAN HALTER, INC.

 Convertible Subordinated Notes

   The 4 1/2% Convertible Subordinated Notes (the "Notes") were issued by HMG on September 15, 1997 and mature on September 15, 2004. The Notes were issued under an Indenture Agreement (the "Indenture") that provides that the Notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $55.26 per share. As a result of the November 3, 1999 merger, the recorded book value of the Notes was adjusted to reflect the fair market value on the date of the merger. Accordingly, a discount of $70.3 million was recorded. Interest on the Notes is payable semiannually, in arrears, on March 15 and September 15 of each year, with principal due at maturity. The Company has included the outstanding principal balance of $185 million in liabilities subject to compromise as of December 31, 2001, and approximately $127.1 million (which includes approximately $57.9 million in unaccreted discount) in long-term debt as of December 31, 2000, related to these Notes. Pursuant to the requirements of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company ceased accruing interest related to these Notes beginning April 19, 2001.

 Fair Value of Debt

   The fair value of the Company's long-term debt, including the debt under the Restated Credit Facility, was approximately its carrying value at December 31, 2001. The fair value of the Company's 4 1/2% Convertible Subordinated Notes as of December 31, 2001 was not estimable because of the uncertainties related to the Company's plan of reorganization and the recoveries that unsecured creditors will receive.

   The Company recognized interest expense in 2001 for the unaccreted discount on the convertible subordinated notes totaling $54.8 million.

13. Liabilities Subject to Compromise

   At December 31, 2001, liabilities subject to compromise included the following (in thousands):

   Convertible subordinated notes..................................... $185,000
   Accounts payable...................................................   86,739
   Contract liabilities...............................................   63,542
   Accrued interest...................................................    5,338
   Other accrued liabilities..........................................   20,078
                                                                       --------
                                                                       $360,697
                                                                       ========

14. Employee Benefit Plans

 Pension Plan

   In conjunction with the HMG merger, the Company assumed responsibility for HMG's pension plan which had been frozen effective March 31, 1998. The plan provides income and death benefits for eligible employees who were members of the plan at the time of curtailment. The Company's policy is to fund retirement costs accrued but only to the extent such amounts are deductible for income tax purposes. Plan assets include cash, short-term debt securities, and other investments. Benefits are based on years of credited service and compensation.

                          FRIEDE GOLDMAN HALTER, INC.

   Under Statement of Financial Accounting Standard No. 132, "Employer's Disclosures about Pension and Other Post-retirement Benefits," the following disclosures about pension and other post-retirement benefit plans are required.

                                                                 December 31,
                                                                ---------------
                                                                 2001     2000
                                                                -------  ------
   Change in benefit obligation:
     Benefit obligation at beginning of period................. $ 9,057  $8,306
     Interest cost.............................................     672     648
     Actuarial losses..........................................     652     337
     Benefits paid.............................................    (115)   (234)
                                                                -------  ------
     Benefit obligation at end of year.........................  10,266   9,057
                                                                -------  ------
   Change in plan assets:
     Fair value of plan assets at beginning of period..........   9,334   9,793
     Actual return on plan assets..............................     490    (224)
     Benefits paid.............................................    (115)   (234)
                                                                -------  ------
     Fair value of plan assets at end of year..................   9,709   9,335
                                                                -------  ------
     Funded status of the plan.................................    (557)    278
     Unrecognized net actuarial losses.........................   2,286   1,305
                                                                -------  ------
     Prepaid benefit cost...................................... $ 1,729  $1,583
                                                                =======  ======
   Weighted-average assumptions as of December 31:
     Discount rate.............................................    7.00%   7.50%
     Expected return on plan assets............................    9.00%   9.00%
     Rate of compensation increase.............................    4.75%   4.75%

 Deferred Compensation Plan

   The Company sponsored a deferred compensation plan for the benefit of certain management personnel which was primarily funded by life insurance policies. The plan was terminated and the life insurance policies were liquidated during 2001. The cash proceeds received from the liquidation of the life insurance policies and the related liabilities are included in current assets and liabilities subject to compromise, respectively, in the accompanying balance sheet. The cost of this plan was not material.

 401(k) Plan

   The Company has a contributory 401(k) plan in which employees of the Company may participate. Under the plan, eligible employees are allowed to make voluntary pretax contributions which are matched, up to certain limits, by the Company. Employer contributions to the plan are subject to approval by the Board of Directors and were $0.5 million, $2.7 million and $1.5 million during the years ended December 31, 2001, 2000 and 1999, respectively. In March 2001, the Company suspended its matching contributions to the 401(k) plan.

 Incentive Compensation Plan

   The Company has an Incentive Compensation Plan (the Plan) under which both qualified and non-qualified options, and restricted stock and other forms of incentive compensation may be granted. As of December 31, 2001, 17,599,611 shares of common stock were reserved for issuance under the Plan. The Plan is administered by a committee of the Board, which selects persons eligible to receive

                          FRIEDE GOLDMAN HALTER, INC.

options and determines the number of shares subject to each option, the vesting schedule, the exercise price and the duration of the option. The exercise price of any option granted under the Plan cannot be less than 100% of the fair market value of the Company's common stock on the date of grant and its duration cannot exceed 10 years.

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

   If the compensation cost for the Company's 2001, 2000, and 1999 grants for stock-based compensation plans had been determined consistent with SFAS 123, the Company's net loss per common share for the years ended December 31, 2001, 2000 and 1999 would have approximated the pro forma amounts in the following table.

                                2001                  2000                 1999
                         --------------------  --------------------  ------------------
                            As                    As                    As
                         Reported   Proforma   Reported   Proforma   Reported  Proforma
                         ---------  ---------  ---------  ---------  --------  --------
                                   (in thousands, except per share data)
Net loss................ $(401,607) $(407,607) $(106,371) $(110,837) $(30,826) $(34,558)
Net loss per share:
  Basic................. $   (8.24) $   (8.37) $   (2.39) $   (2.49) $  (1.18) $  (1.32)
  Diluted............... $   (8.24) $   (8.37) $   (2.39) $   (2.49) $  (1.18) $  (1.32)

   There we no options granted during the year ended December 31, 2001.

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

                          FRIEDE GOLDMAN HALTER, INC.

   A summary of the Company's stock options as of December 31, 2001, 2000 and 1999 and changes during the years then ended is presented below:

                                 2001                  2000                 1999
                          -------------------- --------------------- --------------------
                                     Wgt. Avg.             Wgt. Avg.            Wgt. Avg.
                          Number Of    Exer.   Number Of     Exer.   Number Of    Exer.
                           Options     Price    Options      Price    Options     Price
                          ---------  --------- ----------  --------- ---------  ---------
Outstanding at beginning
 of year................  4,118,959    $9.12    4,880,893   $10.45   1,054,110   $13.44
Granted.................         --       --      782,650     6.44   3,914,500     9.65
Forfeited...............   (447,121)    8.09   (1,541,584)   11.48      (5,333)   10.66
Exercised...............     (1,600)    0.50       (3,000)    0.50     (82,384)    7.35
                          ---------            ----------            ---------
Outstanding at end of
 year...................  3,670,238    $9.25    4,118,959   $ 9.12   4,880,893   $10.45
                          =========    =====   ==========   ======   =========   ======
Options exercisable at
 year-end...............  2,796,658    $9.51    2,192,350   $ 9.65   1,552,478   $10.36
Options vesting in
 future years...........    873,580     8.40    1,926,609     8.51   3,328,415    10.49
                          ---------            ----------            ---------
Options outstanding at
 year-end...............  3,670,238    $9.25    4,118,959   $ 9.12   4,880,893   $10.45
                          =========    =====   ==========   ======   =========   ======

   The following table summarizes information about stock options outstanding at December 31, 2001:

                                  Options Outstanding        Options Exercisable
                            -------------------------------- --------------------
                                         Weighted
                                          Average
                                         Remaining  Weighted             Weighted
                                        Contractual Average              Average
                              Number       Life     Exercise   Number    Exercise
 Range of Exercise Prices   Outstanding   (Years)    Price   Exercisable  Price
 ------------------------   ----------- ----------- -------- ----------- --------
 $0.500-3.560.............      80,400      6.0      $0.880      66,320   $0.960
 $5.563-6.313.............     114,550      9.0       5.740      38,183    5.740
 $6.500-7.875.............     395,000      9.0       6.990     131,667    6.990
 $8.500...................     376,636      6.0       8.500     375,836    8.500
 $8.750...................     259,000      8.0       8.750     172,667    8.750
 $9.625...................   2,134,000      8.0       9.625   1,772,666    9.625
 $11.375..................     213,000      8.0      11.375     142,000   11.375
 $13.688-19.750...........      74,000      8.0      15.350      73,667   15.360
 $36.625-46.500...........      23,652      6.9      36.992      23,652   36.990

15. Leases

   The Company leases certain land, office space, drydocks, and machinery and equipment under non-cancelable operating leases which expire at various dates through the year 2037.

   Future minimum lease payments for long-term non-cancelable lease arrangements are as follows:

      Years Ending December 31,                                       Amount
      -------------------------                                   --------------
                                                                  (In thousands)
      2002.......................................................     3,995
      2003.......................................................     3,637
      2004.......................................................     3,324
      2005.......................................................     2,930
      2006.......................................................     1,988
      Thereafter.................................................     4,401

                          FRIEDE GOLDMAN HALTER, INC.

   Lease expense on long-term lease arrangements was $4.0 million, $6.8 million and $1.8 million for the years-ended December 31, 2001, 2000, and 1999 respectively. The Company enters into short-term lease arrangements for equipment needed to fulfill the requirements of specific jobs. Any payments owed or committed under these lease arrangements as of December 31, 2001 are not included as part of total minimum lease payments. Rent expense for these arrangements was $1.8 million, $5.4 million and $5.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

16. Related Party Transactions

   During 2001 and 2000, the Company maintained cash deposits in a financial institution on whose board of directors the Company's Chairman served as a member until April 2001. Deposits in this bank totaled $13.1 million at December 31, 2000.

   The Company had a cancelable lease arrangement on an aircraft with Equipment Management Systems, a company primarily owned by the Company's Chairman. Pursuant to the lease agreement, the Company paid $0.2 million, $0.7 million and $0.9 million to this company in the years ended December 31, 2001, 2000 and 1999.

17. Contingencies

 Bankruptcy Claims

   As a result of certain of the contractual matters described in Note 18 and other claims asserted by secured and unsecured creditors, the Company has been notified that proofs of claims filed with the Bankruptcy Court related to its Chapter 11 filing significantly exceed the liabilities the Company has recorded. At December 31, 2001, the Company accrued its best estimate of the liability for the resolution of these claims. This estimate has been developed in consultation with outside counsel that is handling the bankruptcy and defense of these matters. To the extent additional information arises or the Bankruptcy Court approves the proofs of claims as filed, it is possible that the Company's estimate of its liability in these matters may change. Management believes any change to the Company's estimate will increase the balance of its liabilities subject to compromise.

 Economic Incentive Program

   In connection with the construction of the FGO East Facility, the County of Jackson, Mississippi, agreed to dredge the ship channel and build roads and other infrastructure under an economic incentive program. The terms of the economic incentive program require that the Company maintain a minimum employment level of 400 jobs through the FGO East Facility during the primary term of the FGO East Facility's 20-year lease. If the Company fails to maintain the minimum employment level, the Company could be required to pay interest to the county based upon the labor shortfall or pay the remaining balance of the $6.0 million loan incurred by the county to finance such improvements. The Company was in compliance with this provision at December 31, 2001.

 Liberty Mutual and Wausau

   On December 5, 2000, the Company reached a settlement agreement with a former workers' compensation provider. In conjunction with this agreement, the Company was to pay approximately $3.0 million as its share of the settlement of all claims arising from this case. As of the bankruptcy filing date, the Company had paid approximately $1.75 million of the settlement. The Bankruptcy Court on

                          FRIEDE GOLDMAN HALTER, INC.

October 2, 2001 denied the Company and another co-defendant permission to pay the remaining $1.25 million of the settlement. As a result of this ruling, the insurer may file a claim for an amount substantially greater than the remaining installment. The Company has recorded a reserve in the amount of the remaining installment in its liabilities subject to compromise. The Company believes that any additional amounts, which may be approved by the Bankruptcy Court, will also be a liability subject to compromise.

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

18. Contractual Matters

   The Company's results of operations for 2001, 2000 and 1999 and its current financial condition have been materially and adversely impacted by contracts for the construction of four semi-submersible drilling rigs (Ocean Rig and Petrodrill contracts), one vehicle car carrier (Pasha contract) and one heavy derrick-lay barge (CNOOC contract), as further described below.

 Ocean Rig

   In December 1997 and June 1998, the Company entered into contracts to construct two semi-submersible drilling rigs for Ocean Rig ASA, a Norwegian company. The Company commenced construction of one rig in June 1998 ant the other in January 1999. Since January 2000, when the Company entered into a Confidential Settlement Agreement with Ocean Rig to resolve disputes with respect to these contracts, the Company continued to experience significant continuing cost overruns and delays in the construction of these rigs. As a result, the Company recorded provisions for contract losses during the second, third and fourth quarters of 2000 of approximately $24.6 million, $7.0 million and $38.2 million, respectively, related to this project. Losses for the fourth quarter include a provision for all costs the Company incurred through the date of the March 9, 2001 amendment to the contract, at which time the contract was converted to a "time and materials" basis. The significant events which occurred during 2000 and 2001 related to this project are discussed below.

   Delays and cost increases related to additional design changes initiated by Ocean Rig and the late delivery by Ocean Rig of information and equipment the Company was required to provide continued after the Settlement Agreement. Ocean Rig denied responsibility for these delays and cost increases.

                          FRIEDE GOLDMAN HALTER, INC.

This Post-Settlement Agreement dispute was resolved pursuant to a negotiated Co-operation Agreement dated November 30, 2000 (the "Co-operation Agreement") which provided for additional compensation to the Company from Ocean Rig and revised delivery dates of March 2001 and June 2001 and imposition of liquidated damages thereafter at the rate and subject to the maximum amount stated in the Settlement Agreement.

   Despite the Company's best efforts to progress the project consistent with the terms of the Co-operation Agreement, it continued to experience additional cost overruns and delays which have had a significant adverse impact on its financial results in the fourth quarter 2000 and its current financial condition. On March 1, 2001, the Company stopped work on the Ocean Rig project and Ocean Rig commenced an arbitration proceeding in London. Further, on March 2, 2001, Ocean Rig commenced proceedings before the United States District Court for the Southern District of Mississippi seeking possession of the rigs. On March 9, 2001, the Company entered into a Remuneration Agreement with Ocean Rig ASA in order to resolve the disputes which had arisen; to amend certain provisions of the completion contracts to construct two Bingo design semi-submersible offshore drilling rigs and previous settlement agreements; and to ensure the successful and timely completion of the rigs to the mutual benefit of both parties. In accordance with the Remuneration Agreement, Ocean Rig ASA was granted control over the rig projects and paid the Company a contractually established rate for equipment, personnel and labor provided by the Company to cover the costs of completing the projects. As a further result of the agreement, Ocean Rig withdrew the arbitration and other legal proceedings. The Company also agreed to issue 2.0 million warrants to Ocean Rig ASA to purchase its common stock at a strike price of $5.00 per share, but these warrants were not issued due to the Company's bankruptcy filing. Shipyard construction of the first rig was completed in May 2001 and that rig left the Company's facility to undergo final outfitting, including the installation of the dynamic positioning thruster system. This rig has completed final sea trial commissioning and is in operation. The second rig left the Company's facility in July 2001 and construction will be completed at a Canadian shipyard.

   On December 10, 2001, the Company entered into a Delivery and Close--Out Agreement with Ocean Rig under which both parties waived and released all claims each had against the other except certain limited claims reserved in the Agreement. The Agreement is subject to the approval of the Bankruptcy Court. The Court's approval of the Delivery and Close--Out Agreement was not received prior to the deadline for filing proofs of claim in the Bankruptcy Court. In order to preserve its rights, Ocean Rig filed unquantified proofs of claim for both rigs. The proofs of claim will be cancelled by Ocean Rig upon approval of the Delivery and Close--Out Agreement by the Bankruptcy Court.

 Petrodrill

   In April 1998, one of the Company's subsidiaries Friede Goldman Offshore-Texas ("FGOT") (and a former subsidiary of HMG) entered into contracts to construct two semi-submersible drilling rigs for two newly formed entities, Petrodrill IV, Ltd. and Petrodrill V, Ltd. ("Petrodrill"). After the commencement of construction, FGOT began to experience delays in the production schedule and increased costs due, in whole or part, to delays caused by Petrodrill and by subcontractors nominated by Petrodrill. In addition, FGOT had to perform as the lead yard as opposed to a follow-on yard as initially anticipated by the contracting parties.

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

                          FRIEDE GOLDMAN HALTER, INC.

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

   In January 2000, FGOT notified Petrodrill that it was mitigating FGOT's and Petrodrill's damages by deferring certain fabrication efforts until engineering work could be completed so that the Company could determine the ultimate cost of the project and permit construction to go forward in an efficient manner. FGOT also notified Petrodrill that it believed it was entitled to additional monetary compensation from Petrodrill as a result of delay, disruption, inefficiencies and other direct and indirect costs caused by, among other things, delays by Petrodrill and its nominated subcontractors and by FGOT being required to perform as the lead yard. Consequently, Petrodrill and the Company filed a series of actions against one another in the United States federal court and in a court in London, England. In May 2000, FGOT and Petrodrill finalized an agreement to amend the construction contract and dismiss the litigation previously filed against each other. The amendment extended delivery dates, capped liquidated damages and increased the Company's contract value.

   On February 28, 2001, the Company announced an agreement in principle with Fireman's Fund, the surety company which wrote the performance bonds of $87.0 million per rig on the Petrodrill project, pursuant to which the surety company had agreed to provide certain funding for the completion of construction of the two semi-submersible drilling rigs. The agreement provided that the surety company would contract with FGOT for FGOT's completion of the project on a "time and materials" basis, including payment of all direct labor and fringe benefit costs, materials, subcontractor and other costs and an allocation for overhead and general and administrative expenses. The terms of the final agreement were not successfully negotiated resulting in the surety ceasing to provide funding.

   On May 4, 2001, the Company announced that it filed with the Bankruptcy Court a motion to reject the contracts related to the Petrodrill project. This motion was approved by the Bankruptcy Court in June 2001 and finalized in July 2001. Work on the projects was discontinued effective May 4, 2001. Construction on the projects has been resumed pursuant to a Bankruptcy Court motion effective September 6, 2001. This motion provides for the Company to work as authorized by the customer and surety company for a 120-day period on Rig I and a 150-day period on Rig II. These periods began on September 6, 2001. The construction is to be performed at specified labor, equipment and material billing rates. In December 2001, the Company, Petrodrill and Fireman's Fund jointly moved for and were granted an extension of time to April 4, 2002 for the removal of the first rig from the Company's Pascagoula, Mississippi shipyard and to May 9, 2002 for the removal of the second rig from the Company's shipyard in Orange, Texas. The Company continues to discuss the possibility of completing the work on both rigs with Petrodrill at its Texas facilities; however, the Company has been advised that there is a strong possibility that the work to complete these rigs may be performed elsewhere.

   At December 31, 2001, the Company had a reserve for estimated costs to complete the contract of $25.7 million, which represents its estimate of the remaining cost of completion in excess of future billings at the time work on the project was suspended. The Company's estimate was based on an uninterrupted work plan the Company developed during the first quarter of 2001. At December 31, 2001, the Company also has recorded a liability of $15.9 million related to costs funded to date by the surety. The Company believes its liability related to the project is limited to the sum of these two liabilities, approximately $41.6 million. This amount is included in liabilities subject to compromise in the Company's balance sheet.

                          FRIEDE GOLDMAN HALTER, INC.

   Petrodrill has submitted proofs of claim totaling $477.0 million based on estimated costs to complete the rigs and lost revenues. Fireman's Fund has submitted proofs of claim which are unquantified at this time. The Company believes Petrodrill's claim substantially exceeds its reserve of $41.6 million due to delays caused by the customer/surety and the customer's/surety's inaction on resolving the strategy to complete construction of the rigs. The Company is not privileged to the customer's/surety's final strategy for completion of these projects and their claims and does not have information as to the estimated final cost to complete under the customer's/surety's strategy. The Company believes the claims made by Petrodrill and the surety, if substantiated, would be a liability subject to compromise. There is no assurance that management's position regarding the value of the claims of Petrodrill and Fireman's Fund will be upheld by applicable courts and additional liabilities will not result in excess of the reserve recorded at December 31, 2001.

 PASHA

   On December 28, 1999, the Company signed a contract for the construction of a 4,000 car-carrier vessel for transport of vehicles between the West Coast and the Hawaiian Islands. On May 1, 2001 the Company gave notice to the customer that it was not financially capable of completing this contract without further funding to ensure a cash flow positive contract from the date of filing Chapter 11 reorganization on April 20, 2001. This additional funding was anticipated to come from the surety company which wrote the performance bond for the project. The surety company provided additional funding for the project under court order until July 27, 2001 when it informed the Company that it would not fund completion of the vessel. Construction on the project was suspended when this funding ceased. The Company and the customer maintain that this is a violation of the terms of the performance bond. The customer has sued the surety in U.S. District Court. The United States Department of Justice ("USDOJ"), which represents the United States Maritime Administration ("MARAD") (the provider of customer financing) and the customer have also sued the surety in the state court of Mississippi. The suits are seeking specific performance of the surety under the terms of the performance bond and are pending. The customer has signed a letter of intent with the Company to complete the project with or without the surety's participation subject to the Company's financial status as the Company emerges from Chapter 11.

   At December 31, 2001, the Company has recorded a reserve for estimated costs to complete the contract of $4.9 million, which represents its estimate of the cost of completion in excess of future billings at the time work on the project was suspended. This amount is included in liabilities subject to compromise in the Company's balance sheet. The customer has submitted proofs of claim totaling $906.0 million and the surety has submitted proofs of claim which are unquantified at this time. The Company believes the claims made by the customer and the surety, if substantiated, would be a liability subject to compromise. There is no assurance that management's position regarding the value of the claims of the customer and the surety will be upheld by applicable courts and additional liabilities will not result in excess of the reserve recorded at December 31, 2001.

 CNOOC

   The Company filed a motion with the Bankruptcy Court to reject the contract with China National Offshore Oil Company (CNOOC) for the construction of a heavy derrick-lay barge. Liberty Mutual, the surety company which underwrote the contract performance bank guarantee, opposed the contract rejection. After the Company filed for bankruptcy, CNOOC received $10.9 million in funding from Liberty Mutual under the performance bank guarantee for costs it incurred to complete the project. The Company has co-operated with the surety in its assessment of the claims against the guarantee. At

                          FRIEDE GOLDMAN HALTER, INC.

December 31, 2001, the Company recorded additional contract costs and a related liability of $10.9 million based on the funding provided by the surety. This liability is included in liabilities subject to compromise in the Company's balance sheet. Liberty Mutual has submitted proofs of claim which are unquantified at this time. The Company believes any claim made by the customer and/or the surety would be a liability subject to compromise and no loss exposure exists in excess of the liability recorded.

19. Stockholder Rights Plan

   The Company adopted a stockholder rights plan on December 4, 1998, designed to assure that its stockholders receive free and equal treatment in the event of a takeover of the Company and to guard against partial tender offers, squeeze-outs, open market accumulations, and other abusive tactics to gain control without paying all stockholders a fair price. The rights plan was not adopted in response to any specific takeover proposal. Under the rights plan, the Company's stockholders were issued a Preferred Stock Purchase Right on each share of the Company's common stock. Each right entitles its holder to purchase one one-thousandth of a share of a new series of Junior Preferred Stock, par value, $0.01 per share, for $75 per share. The Purchase Right grant was made on December 21, 1998, to stockholders of record at that date. The rights will expire on February 26, 2006.

20. Business Segments

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

   During 2001, the Company entered into an agreement to sell its French subsidiaries and developed a plan to sell Amclyde Engineered Products. These events resulted in the complete disposition of the Company's Engineered Products segment. The Engineered Products segment is excluded from the segment information set forth below for all years presented.

                                   Year ended December 31, 2001
                         ----------------------------------------------------
                         Vessels   Offshore  Corporate  Eliminations  Total
                         --------  --------  ---------  ------------ --------
Revenues................ $125,895  $120,171  $     --     $     --   $246,066
Cost of revenues........  134,400   131,510        --           --    265,910
Operating income
 (loss).................  (13,207)  (17,895) (231,011)          --   (262,113)
Capital expenditures....    1,989     2,036        11           --      4,036
Total assets............  137,710   115,222   441,771     (389,676)   305,027

                                   Year ended December 31, 2000
                         ----------------------------------------------------
                         Vessels   Offshore  Corporate  Eliminations  Total
                         --------  --------  ---------  ------------ --------
Revenues................ $215,239  $365,746  $     --     $     --   $580,985
Cost of revenues........  194,637   433,476        --           --    628,113
Operating income
 (loss).................   14,548   (83,198)  (32,089)          --   (100,739)
Capital expenditures....    1,101     2,955       189           --      4,245
Total assets............  128,953   281,733   682,293     (370,800)   722,179

                          FRIEDE GOLDMAN HALTER, INC.

                                     Year ended December 31, 1999
                           ---------------------------------------------------
                           Vessels  Offshore  Corporate  Eliminations  Total
                           -------- --------  ---------  ------------ --------
Revenues.................. $ 38,920 $400,520  $     --    $      --   $439,440
Cost of revenues..........   32,971  408,684        --           --    441,655
Operating income (loss)...    4,225  (24,634)  (18,345)          --    (38,754)
Capital expenditures......      401    6,527       264           --      7,192
Total assets..............  256,803  318,561   492,789     (140,288)   927,865

   The following table reconciles the Company's segment assets to total assets reflected in the accompanying Consolidated Balance Sheet for the years ended December 31, 2001 and 2000:

                                                                 Years Ended
                                                                December 31,
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
                                                               (in thousands)
   Segment Assets............................................ $305,027 $722,179
   Engineered Products Assets................................   61,594   99,835
                                                              -------- --------
     Total Assets............................................ $366,621 $822,014
                                                              ======== ========

   The following table reconciles segment capital expenditures to total capital expenditures reflected in the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000:

                                                                   Years Ended
                                                                  December 31,
                                                                  -------------
                                                                   2001   2000
                                                                  ------ ------
                                                                       (in
                                                                   thousands)
   Segment Capital Expenditures.................................. $4,036 $4,245
   Engineered Products Capital Expenditures......................      3  1,333
                                                                  ------ ------
     Total Capital Expenditures.................................. $4,039 $5,578
                                                                  ====== ======

   The Company's revenues attributable to the country of domicile and to foreign countries based on the location of the customer are as follows:

                                                       Years Ended December 31,
                                                      --------------------------
                                                        2001     2000     1999
                                                      -------- -------- --------
                                                            (in thousands)
   United States..................................... $188,887 $409,216 $239,848
   China.............................................    7,512   51,982       --
   Norway............................................   42,972  106,113  151,775
   Netherlands.......................................       --       18       --
   Canada............................................    3,946   11,507   17,547
   France............................................       --       47       --
   Bahamas...........................................       --      621   23,695
   Other.............................................    2,749    1,481    6,575
                                                      -------- -------- --------
                                                      $246,066 $580,985 $439,440
                                                      ======== ======== ========

   At December 31, 2001, the Company had $5.0 million in long-lived assets which were held in Canada and are included in property, plant and equipment including goodwill held for disposition in

                          FRIEDE GOLDMAN HALTER, INC.

the accompanying balance sheet. At December 31, 2000, the Company had $57.1 million in long-lived assets which were held in foreign countries with amounts of $41.5 million and $15.6 million in Canada and France, respectively. Included in the long-lived assets held in France at December 31, 2000 were $7.4 million in net intangible assets.

21. Income Taxes

   Loss before income taxes for the years ended December 31, 2001, 2000 and 1999 was comprised of the following:

                                                   Years Ended December 31,
                                                 ------------------------------
                                                   2001       2000       1999
                                                 ---------  ---------  --------
                                                        (in thousands)
   Domestic..................................... $(390,127) $(131,368) $(51,573)
   Foreign......................................    (1,970)     3,955     3,606
                                                 ---------  ---------  --------
     Total...................................... $(392,097) $(127,413) $(47,967)
                                                 =========  =========  ========

   Income tax expense (benefit) included in the statements of operations for the years ended December 31, 2001, 2000 and 1999 was as follows:

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
                                                        (in thousands)
   Current:
     Domestic.................................... $     --  $ (3,080) $(24,360)
     Foreign.....................................    1,255        --       683
                                                  --------  --------  --------
                                                     1,255    (3,080)  (23,677)
                                                  --------  --------  --------
   Deferred:
     Domestic....................................  (80,479)  (48,203)    5,716
     Foreign.....................................     (670)    1,730       820
     Change in valuation allowance...............   89,404    28,511        --
                                                  --------  --------  --------
                                                     8,255   (17,962)    6,536
                                                  --------  --------  --------
       Total..................................... $  9,510  $(21,042) $(17,141)
                                                  ========  ========  ========

                          FRIEDE GOLDMAN HALTER, INC.

   Income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as a result of the following:

                                           December 31,
                         -------------------------------------------------------
                               2001               2000               1999
                         -----------------   ----------------   ----------------
                                     % of               % of
                                    Pretax             Pretax              % of
                                    Income             Income             Pretax
                            Tax     (Loss)     Tax     (Loss)     Tax     Income
                         ---------  ------   --------  ------   --------  ------
                                          (in thousands)
Federal income tax
 expense (benefit)
 computed on loss before
 taxes.................. $(136,604) (35.0)%  $(44,595) (35.0)%  $(16,788) (35.0)%
  Amortization and
   impairment of
   goodwill.............    73,609   18.9       1,910    1.5         612    1.3
  Domestic tax credits..        --     --      (2,231)  (1.8)         --     --
  State income tax......   (12,880)  (3.3)     (4,205)  (3.3)     (1,678)  (3.5)
  Change in valuation
   allowance............    90,270   23.1      28,511   22.4          --     --
  Other.................    (4,885)  (1.3)       (432)  (0.3)        713    1.4
                         ---------  -----    --------  -----    --------  -----
Income tax expense
 (benefit).............. $   9,510    2.4%   $(21,042) (16.5)%  $(17,141) (35.8)%
                         =========  =====    ========  =====    ========  =====

   Temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities gave rise to the following deferred income taxes at December 31, 2001 and 2000:

                                                December 31,
                               -----------------------------------------------
                                        2001                    2000
                               ----------------------- -----------------------
                                              Non-                    Non-
                                 Current     Current     Current     Current
                                  Asset       Asset       Asset       Asset
                               (Liability) (Liability) (Liability) (Liability)
                               ----------- ----------- ----------- -----------
                                               (in thousands)
Fixed assets..................   $    --    $(23,965)    $    --    $(42,135)
Deferred government subsidy...        --       9,902          --      11,130
Foreign tax credit............        --       2,276          --       2,276
Accounts receivable
 valuation....................       600          --       1,254          --
Inventories valuation.........     1,657          --       3,136          --
Accrued liabilities...........     4,389       3,169       9,957       3,688
Contact reserves..............    13,483          --      38,759          --
Fair value adjustment for
 contracts in progress at
 Acquisition                       3,405                   4,370          --
Long-term contracts...........     1,819          --     (24,754)         --
Other.........................                            (1,725)        (36)
Debt discount.................        --       2,974          --     (18,087)
AMT carryforward..............        --       2,231          --       2,231
NOL carryforward..............        --     134,354          --      83,932
Valuation allowance...........        --    (156,808)         --     (67,404)
                                 -------    --------     -------    --------
Deferred income tax asset
 (liability)..................   $25,353    $(25,867)    $30,997    $(24,405)
                                 =======    ========     =======    ========

   At December 31, 2001, the Company had net operating loss carryforwards
(NOLs) of $347.6 million and $4.7 million available to offset future U.S. and Canadian taxable income, respectively. The U.S. NOLs expire in 2014 through 2016 and the Canadian NOLs expire in 2007.

                          FRIEDE GOLDMAN HALTER, INC.

   Management assesses the realizability of the net deferred tax asset based on future reversals of existing temporary differences, recoverable taxes previously paid and tax planning strategies. A deferred tax valuation allowance is established, if needed, to limit the net deferred tax asset to its realizable value. The valuation allowance at December 31, 2001 and 2000 was primarily established for the deferred tax assets related to the Company's U.S. NOLs and the tax effects of differences between the financial reporting values and tax bases of certain assets acquired and liabilities assumed in the HMG merger. The total valuation allowance of $67.4 million includes a valuation allowance of $36.8 million related to the deferred tax assets recorded in the HMG merger.

   At December 31, 2001, the Internal Revenue Service (IRS) was in the process of examining income tax returns filed by the Company or its predecessors for various periods. The IRS has filed proofs of claim totaling $36 million with the Bankruptcy Court pending completion of its examination of the tax returns. Management has evaluated its exposure to various filing positions taken in the returns under examination and does not believe any material loss exposure exists.

   Prior to the merger between FGI and HMG, HMG filed various tax returns that claimed income tax credits of approximately $9.0 million, excluding interest, for qualified research and development expenditures. The IRS has examined these tax returns and has disallowed the income tax credits. The Company has filed a protest letter with the IRS to object to the disallowance of the credits. The IRS responded to the protest letter and the matter has been referred to the Appellate Division of the IRS. The Company has not recorded any benefit related to these income tax credits in its financial statements due to the uncertainties associated with the appellate process.

22. Reconciliation of Net Loss Per Share

   The following table sets forth the computation of basic and diluted net loss per share:

                                                  Years Ended December 31,
                                                ------------------------------
                                                  2001       2000       1999
                                                ---------  ---------  --------
                                                 (in thousands, except per
                                                        share data)
Numerator:
  Net loss before discontinued operations and
   extraordinary item, basic and diluted....... $(382,961) $(113,590) $(30,854)
                                                =========  =========  ========
Denominator:
  Weighted average shares outstanding..........    48,711     44,562    26,148
  Effect of dilutive securities:
    Stock options..............................        --         --        --
                                                ---------  ---------  --------
  Denominator for net loss before discontinued
   operations
   and extraordinary item per share, basic and
   diluted.....................................    48,711     44,562    26,148
                                                =========  =========  ========
Net loss per share, basic and diluted.......... $   (7.86) $   (2.55) $  (1.18)
                                                =========  =========  ========

   The effect on net loss per share, diluted, would be anti-dilutive if the stock options and the conversion of the 4 1/2% Convertible Subordinated Notes had been assumed in the computation for 2000 and 1999.

                          FRIEDE GOLDMAN HALTER, INC.

23. Unaudited Quarterly Financial Data

                                                Quarter Ended
                                  --------------------------------------------
2001                              March 31  June 30   September 30 December 31
----                              --------  --------  ------------ -----------
                                                (in thousands)
Contract revenue................. $ 85,720  $ 59,416    $ 46,974    $  53,956
Gross profit (loss)..............    1,895    (5,812)      4,537      (20,463)
Operating loss...................  (10,040)  (15,560)     (4,496)    (232,016)
Loss before taxes................  (74,663)   19,462     (12,070)    (306,180)
Net loss.........................  (73,204)   (9,236)    (10,821)    (324,386)
Net loss per share, basic and
 diluted.........................    (1.50)    (0.19)      (0.22)       (6.66)

2000                              March 31  June 30   September 30 December 31
----                              --------  --------  ------------ -----------
                                                (in thousands)
Contract revenue................. $185,442  $163,872    $129,551    $ 102,120
Gross profit (loss)..............   15,436   (10,936)      4,511      (56,141)
Operating income (loss)..........    2,522   (24,662)     (9,438)     (69,161)
Loss before taxes and
 extraordinary loss..............   (5,965)  (34,295)    (16,713)    (202,000)
Extraordinary loss...............       --        --          --       (3,853)
Net loss.........................   (5,139)  (18,862)    (11,206)     (77,658)
Net loss per share, basic and
 diluted.........................    (0.13)    (0.46)      (0.23)       (1.70)

   Results of operations for the fourth quarter of 2001 include a goodwill impairment charge of $201.6 million, a loss on assets held for disposition of $22.0 million and a loss on disposal of the Engineered Products segment of $26.0 million. In addition, contract revenue, gross profit (loss) and operating loss have been restated to exclude the operating results of the Engineered Products segment, which was discontinued in the fourth quarter of 2001.

   Results of operations for the second and fourth quarter of 2000 include downward negative adjustments in revenues and gross profit as a result of a change in estimate to complete the Ocean Rig projects. In addition, the Company did not provide a tax benefit in the fourth quarter of 2000.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2002.

                                          FRIEDE GOLDMAN HALTER, INC.

                                                 /s/ Jack R. Stone, Jr.
                                          By: _________________________________
                                                     Jack R. Stone, Jr.
                                               President and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf of the registrant and in the capacities indicated on April 15, 2002.

              Signature                                      Title
              ---------                                      -----

      /s/ Jack R. Stone, Jr.           President and Chief Executive Officer
______________________________________
          Jack R. Stone, Jr.

      /s/ John J. Siben, II            Senior Vice President and Chief Accounting Officer
______________________________________
          John J. Siben, II

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