Form 10-Q
period 2002-03-31
FRIEDE GOLDMAN HALTER INC
filed 2002-05-15
CIK 1039780

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: March 31, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________ to ______________

                        Commission file number: 0-22595

                               -----------------

                          Friede Goldman Halter, Inc.
                           (as Debtor in Possession)
            (Exact name of Registrant as specified in its charter)

                     Mississippi               72-1362492
                   (State or other          (I.R.S. Employer
                   jurisdiction of
                  incorporation or         Identification No.)
                    organization)

                  13085 Seaway Road
                Gulfport, Mississippi             39503
                (Address of principal          (Zip code)
                 executive offices)

                                (228) 896-0029
              (Registrant's telephone number including area code)

                               -----------------

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,710,579 shares as of May 7, 2002.

================================================================================

                          FRIEDE GOLDMAN HALTER, INC.

                               Table of Contents



                                                                                     Page No.
   -                                        -                                        --------

Part I.  Financial Information

         Item 1.  Financial Statements

                 Consolidated Balance Sheets as of March 31, 2002 and
                   December 31, 2001.............................................              3

                 Consolidated Statements of Operations for the three months ended
                   March 31, 2002 and 2001 (unaudited)...........................              4

                 Consolidated Statements of Cash Flows for the three months ended
                   March 31, 2002 and 2001 (unaudited)...........................              5

                 Notes to Consolidated Financial Statements (unaudited)..........              7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................             20

         Item 3.  Quantitative and Qualitative Disclosures of Market Risk........             24

Part II. Other Information

         Item 1.  Legal Proceedings..............................................             25

         Item 2.  Changes in Securities and Use of Proceeds...................... Not applicable

         Item 3.  Defaults upon Senior Securities................................ Not applicable

         Item 4.  Submission of Matters to a Vote of Security Holders............ Not applicable

         Item 5.  Other Information.............................................. Not applicable

         Item 6.  Exhibits.......................................................             25

Signatures.......................................................................             26

                         PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                 FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES
                           (as Debtor in Possession)

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                (in thousands)

                                                                                 March 31,  December 31,
                                                                                   2002         2002
                                                                                 ---------  ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents.................................................... $   9,286   $  20,403
   Restricted cash..............................................................    14,549      17,998
   Receivables, net:
       Contract receivables.....................................................    26,151      23,705
       Other receivables........................................................         5         526
   Income tax receivable........................................................       206         206
   Inventories, net.............................................................    16,798      17,580
   Costs and estimated earnings in excess of billings on uncompleted
     contracts..................................................................    16,050      16,557
   Prepaid expenses and other...................................................     9,907      11,625
   Deferred income tax asset ...................................................    23,587      25,353
                                                                                 ---------   ---------
       Total current assets.....................................................   116,539     133,953
Reinsurance receivables.........................................................     5,000       5,000
Property, plant and equipment, net of accumulated depreciation..................   152,160     155,458
Property, plant and equipment including goodwill of $23,479 held for disposition    52,826      56,930
Other assets....................................................................    14,510      15,280
                                                                                 ---------   ---------
       Total assets............................................................. $ 341,035   $ 366,621
                                                                                 =========   =========
                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable............................................................. $  16,095   $  13,948
   Accrued liabilities..........................................................    26,438      28,976
   Billings in excess of costs and estimated earnings on uncompleted
     Contracts..................................................................     9,919      15,124
   Current portion of long-term debt, including debt in default.................   109,344     115,355
                                                                                 ---------   ---------
       Total current liabilities................................................   161,796     173,403
Liabilities subject to compromise...............................................   358,182     360,697
Deferred income tax liability...................................................    23,587      25,867
Stockholders' deficit:
   Preferred stock..............................................................        --          --
   Common stock.................................................................       487         487
   Additional paid-in capital...................................................   299,357     299,357
   Retained deficit.............................................................  (498,472)   (489,458)
   Accumulated other comprehensive loss.........................................    (3,902)     (3,732)
                                                                                 ---------   ---------
       Total stockholders' deficit..............................................  (202,530)   (193,346)
                                                                                 ---------   ---------
       Total liabilities and stockholders' deficit.............................. $ 341,035   $ 366,621
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

                 FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES
                           (as Debtor in Possession)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                                                                           For the Three Months
                                                                                             Ended March 31,
                                                                                           -------------------
                                                                                             2002       2001
                                                                                           -------    --------
Contract revenue earned................................................................... $49,577    $ 85,720
Cost of revenue earned....................................................................  46,400      83,826
                                                                                           -------    --------
Gross profit..............................................................................   3,177       1,894
Selling, general and administrative expenses..............................................   5,239       9,147
Goodwill amortization.....................................................................      --       2,788
                                                                                           -------    --------
Operating loss............................................................................  (2,062)    (10,041)
Other expense (income):
   Interest expense, net (contractual interest of $5,907 for the three months ended March
     31, 2002)............................................................................   3,836       8,672
   Discount on convertible subordinated notes.............................................      --      55,883
   Other..................................................................................     (12)         68
                                                                                           -------    --------
       Total other expense................................................................   3,824      64,623
                                                                                           -------    --------
Loss before reorganization items, income taxes and discontinued operations................  (5,886)    (74,664)
Reorganization items:
   Professional fees......................................................................   4,296          --
   Gain on sale of assets.................................................................    (589)         --
                                                                                           -------    --------
       Total reorganization items.........................................................   3,707          --
                                                                                           -------    --------
Loss before income taxes and discontinued operations......................................  (9,593)    (74,664)
Income tax expense .......................................................................     251         438
                                                                                           -------    --------
Loss before discontinued operations.......................................................  (9,844)    (75,102)
Discontinued operations:
   Income from operations of Engineered Products segment..................................     830       1,898
                                                                                           -------    --------
Net loss.................................................................................. $(9,014)   $(73,204)
                                                                                           =======    ========
Net loss per share, basic and diluted:
   Net loss before discontinued operations................................................ $ (0.21)   $  (1.54)
   Discontinued operations................................................................    0.02        0.04
                                                                                           -------    --------
   Net loss............................................................................... $ (0.19)   $  (1.50)
                                                                                           =======    ========
Weighted average shares outstanding:
   Basic..................................................................................  48,711      48,709
   Diluted................................................................................  48,711      48,709


  The accompanying notes are an integral part of these financial statements.

                 FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES
                           (as Debtor in Possession)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                        Three months ended
                                                                             March 31,
                                                                        ------------------
                                                                          2002      2001
                                                                        --------  --------
Cash flows from operating activities:
   Net loss............................................................ $ (9,014) $(73,204)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization...................................    3,966     9,834
       Provision for losses............................................       --        25
       Gain on sale of assets..........................................     (589)       --
       Write-off of unaccreted discount on convertible
         notes.........................................................       --    55,883
       Loss on sale of assets..........................................       --        10
       Deferred income taxes...........................................      140       136
       Changes in operating assets and liabilities:
          (Increase) decrease in contract and other receivables........   (2,706)   14,347
          Decrease in income tax receivable............................       --       287
          (Increase) decrease in inventories...........................      155      (841)
          (Increase) decrease in other assets..........................    1,904    (6,613)
          Increase in non-current liabilities..........................       --       220
          Increase in accounts payable and
            accrued liabilities........................................       35    19,915
       Increase (decrease) in billings in excess of costs
         and estimated earnings on uncompleted contracts...............   (5,204)    7,258
       Increase in costs and estimated earnings in excess
         of billings on uncompleted contracts..........................     (658)   (5,624)
       Decrease in reserve for losses on uncompleted Contracts.........       --   (31,741)
       Decrease in liabilities subject to compromise...................   (2,515)       --
                                                                        --------  --------
          Net cash used in operating activities........................  (14,486)  (10,108)
                                                                        --------  --------

Investing activities:
   Decrease in restricted cash.........................................    3,449        --
   Capital expenditures for property, plant and equipment..............       (4)   (2,379)
   Proceeds from sale of business unit.................................    3,706         8
                                                                        --------  --------
          Net cash provided by (used in) investing activities..........    7,151    (2,371)
                                                                        --------  --------

  The accompanying notes are an integral part of these financial statements.

                 FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES
                           (as Debtor in Possession)

              CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                                  (Unaudited)
                                (in thousands)

                                                                      Three months ended
                                                                          March 31,
                                                                      -----------------
                                                                        2002     2001
                                                                      --------  -------
Financing activities:
   Net borrowings (repayments) under line of credit.................. $ (2,823) $ 8,873
   Proceeds from borrowings under debt facilities....................       --    1,401
   Repayments on borrowings under debt facilities....................   (1,245)  (3,631)
                                                                      --------  -------
          Net cash provided by (used in) financing activities........   (4,068)   6,643
                                                                      --------  -------
   Effect of exchange rate changes on cash...........................      286     (438)
                                                                      --------  -------
   Net decrease in cash and cash equivalents.........................  (11,117)  (6,274)
   Cash and cash equivalents at beginning of period..................   20,403   25,244
                                                                      --------  -------
   Cash and cash equivalents at end of period........................ $  9,286  $18,970
                                                                      ========  =======

Supplemental disclosures:
   Cash paid for interest............................................ $  4,264  $ 6,709
   Cash paid for income taxes........................................ $     --  $   175
   Cash refunds received for income taxes............................ $     --  $   112

Cash flows from operating activities before reorganization items:
   Cash receipts from customers...................................... $ 51,727  $    --
   Cash payments to vendors, suppliers and employees................. $ 65,147  $    --



  The accompanying notes are an integral part of these financial statements.

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                March 31, 2002


1. Basis of Presentation

   The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. The consolidated financial information has not been audited but, in the opinion of management, includes all adjustments required (consisting of normal recurring adjustments) for a fair presentation of the consolidated balance sheets, statements of operations, and statements of cash flows at the dates and for the periods indicated.Results of operations for the interim periods are not necessarily indicative of results of operations for the respective full years. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements of Friede Goldman Halter, Inc. (the "Company") should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2. Voluntary Filing under Chapter 11 of the United States Bankruptcy Code

   The Company incurred substantial operating losses during 2000 and the first quarter of 2001 and had a working capital deficit of $140.4 million and $343.9 million at December 31, 2000 and March 31, 2001, respectively. On April 13, 2001, the Company received a Notice of Continuing Events of Default and Demand for Payment (the "Notice") from Foothill Capital Corporation, as agent for itself and another lender under the Restated Credit Agreement, which demanded the immediate payment of $85.7 million plus interest and various other costs, within five days of the Notice. Further, the Company did not pay the $4.2 million interest payment due on March 15, 2001, on the Company's outstanding
4 1/2% convertible subordinated notes due in 2004 (the "Subordinated Notes") in the principal amount of $185.0 million which resulted in the entire principal amount becoming immediately callable. The Company's inability to meet the obligations under the Restated Credit Agreement and the Subordinated Notes, the working capital deficit, and the expectation of continued operating losses in the short term had generated substantial uncertainty regarding the Company's ability to meet its obligations in the ordinary course of business. As a result, on April 19 and 20, 2001, the Company, including 31 of its subsidiaries, elected to file separate petitions for relief under Chapter 11 of the United States Bankruptcy Code which allows for the reorganization of the Company's debts. The petitions were filed in the U.S. Bankruptcy Court for the Southern District of Mississippi and are being jointly administered under Case No. 01-52173 SEG. Since the date of the petition, the Company has maintained possession of its property, and has continued to remain in control of its ongoing business affairs as a Debtor in Possession.

   Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as Debtor in Possession. These claims are reflected in the March 31, 2002 and December 31, 2001 balance sheet as "liabilities subject to compromise." Claims secured against the Company's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Company's property, plant, and equipment. Additional claims (liabilities subject to compromise) have arisen subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)


   The Company retained the investment banking firm Houlihan, Lokey, Howard & Zukin and restructuring advisor Glass and Associates to assist in the preparation of a plan of reorganization. These advisors are assisting management and the Company's Board of Directors in evaluating various alternatives including, but not limited to, sales of assets and certain of the Company's business unit(s), infusion of capital, debt restructuring and any combinations of these options.

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

   The plan of reorganization is subject to the review and approval of the United States Bankruptcy Court. There can be no assurance that the Plan will be approved or that the Company will continue to operate in some form. It is not possible to assess the outcome of the Company's bankruptcy proceeding or whether the Company will operate in accordance with the Plan, if approved. The Company expects the plan of reorganization to be finalized and approved by August 2002.

3. Liabilities Not Subject to Compromise

   Liabilities not subject to compromise include liabilities incurred subsequent to the bankruptcy filing date, certain liabilities on contracts assumed by the Company and long-term debt and related interest which are secured by certain assets, primarily property and equipment. Long-term debt not subject to compromise as of March 31, 2002 and December 31, 2001 was as follows:

                                                                                                     March 31, December 31,
                                                                                                       2002        2001
                                                                                                     --------- ------------
                                                                                                         (in thousands)
Borrowings under the Restated Credit Agreement:
    Line of credit.................................................................................. $ 25,143    $ 28,346
    Term loan.......................................................................................   43,664      43,284
Notes payable to financial institutions and others bearing interest at rates ranging from 6.25% to
 12.00%, payable in monthly installments, maturing at various dates through March 2013 and
 secured by equipment, a lease and real property....................................................    3,161       4,237
Bonds payable to MARAD bearing interest at 6.35% maturing June 2013 payable in semi-annual
 installments, maturing December 2008, secured by equipment.........................................   19,854      19,854
Bonds payable, bearing interest at 7.99% payable in monthly installments commencing January
 1999, maturing December 2008, secured by equipment.................................................   14,982      14,982
Capital lease obligations bearing interest at rates ranging from 6.86% to 16.84% maturing at dates
 ranging from June 2002 through September 2004......................................................       40       2,152
Note payable, bearing interest at 7.05%, payable in quarterly installments maturing March 2002,
 secured by equipment...............................................................................    2,500       2,500
                                                                                                     --------    --------
                                                                                                      109,344     115,355
Less: Current portion of long-term debt including debt in default of $88.7 million and $91.5 million
 at March 31, 2002 and December 31, 2000, respectively..............................................  109,344     115,355
                                                                                                     --------    --------
Long-term debt less current portion................................................................. $     --    $     --
                                                                                                     ========    ========

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)


   Accrued interest on a long-term debt not subject to compromise was included in accrued liabilities at March 31, 2002 and December 31, 2001 in the amounts of $3.3 million and $2.4 million, respectively.

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

   The interest rate on the line of credit is based on the default rate which was 9.5% at March 31, 2002. The Company is also obligated to pay certain fees, including a commitment fee equal to (i) during year one of the facility, 0.50% of the unused portion of the line of credit and (ii) thereafter, a range of 0.25% to 0.50% of the unused portion of the line of credit. The term loan bears interest at the default rate of 15.0% at March 31, 2002.

   The Restated Credit Agreement requires that the Company comply with certain financial and operating covenants, including limitations on additional borrowings and capital expenditures, utilization of cash management accounts, maintenance of certain minimum debt coverage ratios, minimum EBITDA, net worth and other requirements.The Company was not in compliance with these covenants during the quarters ended March 31, 2002 and 2001.

   On February 15, 2002, the Company entered into its third Amended Cash Collateral Agreement with Foothill Capital Corporation, as agent for itself and another lender. Subsequent court hearings extended the Company's continued use of its operating cash until June 19, 2002. The Company also agreed to comply with certain requirements relating to cash receipts and disbursements and agreed to make weekly adequate protection payments of $200,000.00. The Agreement also stipulates the Company's consent for Foothill to accrue interest on all indebtedness whether incurred pre or post petition at the contractual default rate of interest set forth in the Pre-Petition Loan Documents.

   Total balances outstanding under the Restated Credit Agreement at March 31, 2002 were $83.3 million including $14.5 million in letters of credit. Included in the letter of credit amount is a $5.7 million letter of credit which is being used to fund worker's compensation claims payable by the Company's unconsolidated captive insurance subsidiary.

  MARAD Financing Agreement

   As of March 31, 2002, the Company had approximately $19.9 million in outstanding principal related to its bonds that are guaranteed by the U.S. Maritime Administration ("MARAD"). The bonds were issued in December 1997, under Title XI, to partially finance construction of the FGO East Facility. The Company's plan of reorganization filed on March 22, 2002 contemplates abandoning this facility to MARAD in full satisfaction of its claims.

  4 1/2% Convertible Subordinated Notes

   The 4 1/2% Convertible Subordinated Notes (the "Notes") were issued by
Halter Marine Group on September 15, 1997 and mature on September 15, 2004. The Notes were issued under an Indenture Agreement (the "Indenture") that provides that the Notes are convertible at the option of the holder into shares of common

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

stock of the Company at a conversion price of $55.26 per share. As a result of the November 3, 1999 merger, the recorded book value of the Notes was adjusted to reflect the fair market value on the date of the merger. Accordingly, a discount of $70.3 million was recorded. Interest on the Notes is payable semiannually, in arrears, on March 15 and September 15 of each year, with principal due at maturity. The Company has included the outstanding principal balance of $185 million in liabilities subject to compromise as of March 31, 2002 and December 31, 2001. Pursuant to the requirements of Statement of Position 90-7. "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company ceased accruing interest related to these Notes beginning April 19, 2001.

4.  Liabilities Subject to Compromise

   At March 31, 2002 and December 31, 2001, liabilities subject to compromise included the following:

                                            March 31, December 31,
                                              2002        2001
                                            --------- ------------
                                                (in thousands)
             Convertible subordinated notes $185,000    $185,000
             Accounts payable..............   80,763      86,739
             Contract liabilities..........   64,268      63,542
             Accrued interest..............    5,041       5,338
             Other accrued liabilities.....   23,110      20,078
                                            --------    --------
                                            $358,182    $360,697
                                            ========    ========

5.  Plan of Reorganization and Disposition of Assets

   On March 22, 2002, the Company filed a Plan of Reorganization with the
United States Bankruptcy Court, which is subject to the approval of the Court. Plan confirmation hearings are scheduled for August 19, 2002 through August 22, 2002. The Plan of Reorganization includes the reorganization of substantially all of the Company's Offshore and Vessels segments and the disposition of its Engineered Products segment as well as the disposition through sale, or otherwise, of other of the Company's subsidiaries and assets as described below.

  Disposition of Engineered Products Segment

   In May 2001, the Company completed the sale of its French subsidiaries, Brissoneau et Lotz Marine, S.A., in Nantes, France, and BOPP S.A., in Brest, France to Hydralift A.S.A. of Kristiansand, Norway for cash consideration of $33.5 million, before expenses. Pursuant to an order of the Bankruptcy Court, the Company agreed to escrow funds from the sale. Disbursement of such funds is subject to the review and approval of legal counsel representing the Official Committee of Unsecured Creditors and/or an order of the Bankruptcy Court. The funds held in escrow are presented as restricted cash and cash equivalents in the accompanying balance sheet as of March 31, 2002 and December 31, 2001. The Company recorded a gain of approximately $16.0 million related to this transaction in the second quarter of 2001.

   In April 2002, the Company completed the sale of Engineered Products ("Amclyde") to Hydralift A.S.A. for cash consideration of approximately $36.0 million subject to certain net working capital adjustments. The Company recorded a loss of approximately $42.0 million related to this transaction in the fourth quarter of 2001.

   In addition, the Company has reported the operating results of its Engineered Products segment separately in its consolidated statements of operations as a component of discontinued operations. For the quarters ended March 31, 2002 and 2001, the Company recorded income from discontinued operations of approximately $0.8 million and $1.9 million, respectively.

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)


   At March 31, 2002, the Company's financial statements include current assets of $20.5 million and current liabilities of $14.7 million related to the Engineered Products segment. At December 31, 2001, the Company's financial statements include current assets of $17.5 million and current liabilities of $6.4 million related to the Engineered Products segment. Property, plant and equipment held for disposition at March 31, 2002 and December 31, 2001 include $29.7 million related to the Engineered Products segment.

  Sale of Friede Goldman Newfoundland, Limited

   In March 2002, the Company completed the sale of the assets of its wholly-owned subsidiary, Friede Goldman Newfoundland Limited ("FGN") for cash consideration of $5.0 million which represents primarily repayment of intercompany debt. In addition, the Province of Newfoundland agreed to waive certain liquidated damages related to noncompliance with minimum employment levels at the Company's Canadian shipyards during 1999 and 2000. In the fourth quarter of 2001, the Company wrote down the assets of this subsidiary to their net realizable value and recorded a loss of approximately $4.9 million. The property, plant and equipment of FGN is included in property, plant and equipment including goodwill held for disposition at December 31, 2001.

  Disposition of FGO East Facility

   The Company has approximately $19.9 million in outstanding principal related to its bonds that are guaranteed by the U. S. Maritime Administration ("MARAD"). The bonds were issued in December 1997, under Title XI, to partially finance construction of the Company's FGO East Facility. The Company's plan of reorganization filed March 22, 2002 contemplates abandoning this facility to MARAD in full satisfaction of its claims. As a result, the Company recorded a loss on assets held for disposition of approximately $17.1 million in the fourth quarter of 2001, which represents the excess of the carrying value of the Company's FGO East Facility's fixed assets over the outstanding principal amount of the MARAD bonds. The property, plant and equipment of the FGO East Facility is included in property, plant and equipment including goodwill held for disposition at March 31, 2002 and December 31, 2001.

  Sale of Friede & Goldman, Ltd.

   In an Asset Purchase Agreement entered into on March 14, 2002, the Company agreed to sell substantially all the assets of Friede & Goldman, Ltd. ("FGL") for cash consideration of approximately $8.0 million subject to certain net working capital adjustments. The ultimate disposition is subject to possible competitive bids and approval by the Bankruptcy Court. At the time of filing of this report, the Company has received competitive bids in amounts significantly greater than the original $8.0 million sales price. The Company is in the process of finalizing negotiations regarding these competitive bids. The Company anticipates that it will record a gain related to this transaction when it is consummated. The property, plant and equipment of FGL is included in property, plant and equipment including goodwill held for disposition at March 31, 2002 and December 31, 2001.

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)


6.  Inventories

   At March 31, 2002 and December 31, 2001, inventories consisted of the following:

                                                March 31, December 31,
                                                  2002        2001
                                                --------- ------------
                                                    (in thousands)
          Jack-up rig components...............  $15,381    $15,381
          Steel and other raw materials........   13,553     14,487
          Other................................    3,731      3,704
                                                 -------    -------
                                                  32,665     33,572
          Less reserve for obsolete inventories   15,867     15,992
                                                 -------    -------
                                                 $16,798    $17,580
                                                 =======    =======

7.  Business Segments

   The Company classifies its business into two segments: Vessels and Offshore. Operations within the Vessels segment include the new construction of a wide variety of vessels for the government, offshore energy and commercial markets. Products in this segment include offshore support vessels and offshore double hull tank barges for energy markets; offshore and inland tug boats, ocean-going barges and oil spill recovery vessels for commercial markets; and, oceanographic survey and research ships, high-speed patrol boats and ferries for government markets. Operations within the Offshore segment include the new construction, conversion and repair of mobile offshore drilling rigs and production platforms. The Company evaluates the performance of its segments based upon income before interest and income taxes as these expenses are not allocated to the segments.

   In May 2001 and April 2002, respectively, the Company sold its French subsidiaries and Amclyde Engineered Products. These events resulted in the complete disposition of the Company's Engineered Products segment. The Engineered Products segment is excluded from the segment information set forth below for the quarters ended March 31, 2002 and 2001.

   Selected information as to the operations of the Company by segment is set forth below.

                                   Three months ended March 31, 2002
                          --------------------------------------------------
                          Vessels   Offshore Corporate Eliminations  Total
                          --------  -------- --------- ------------ --------
                                            (in thousands)
  Revenues............... $ 23,505  $ 26,072 $     --   $      --   $ 49,577
  Operating income (loss) $ (2,431) $  3,828 $ (3,459)  $      --   $ (2,062)
  Total assets........... $150,346  $109,416 $385,328   $(330,689)  $314,401

                                   Three months ended March 31, 2002
                          --------------------------------------------------
                          Vessels   Offshore Corporate Eliminations  Total
                          --------  -------- --------- ------------ --------
                                            (in thousands)
  Revenues............... $ 34,573  $ 51,147 $     --   $      --   $ 85,720
  Operating income (loss) $ (3,529) $    929 $ (7,441)  $      --   $(10,041)
  Total assets........... $121,565  $274,783 $691,334   $(387,465)  $700,217

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)


   The following table reconciles the Company's segment assets to total assets reflected in the accompanying Consolidated Balance Sheet as of March 31, 2002 and 2001:

                                              As of March 31,
                                             -----------------
                                               2002     2001
                                             -------- --------
                                              (in thousands)
                  Segment Assets............ $314,401 $700,217
                  Engineered Products Assets   26,634  103,147
                                             -------- --------
                     Total Assets........... $341,035 $803,364
                                             ======== ========

8.   Reconciliation of Net Income Per Share

   The following table sets forth the computation of basic and diluted net loss per share:

                                                                Three Months Ended
                                                                     March 31,
                                                               --------------------
                                                                 2002       2001
                                                                -------   --------
                                                               (in thousands, excep
                                                                  per share data)
Numerator:
   Net loss before discontinued operations, basic and diluted. $(9,844)   $(75,102)
                                                                =======   ========
Denominator:
   Weighted average shares outstanding........................  48,711      48,709
   Effect of dilutive securities:
       Stock options..........................................      --          --
                                                                -------   --------
   Denominator for net loss before discontinued operations
     per share, basic and diluted.............................  48,711      48,709
                                                                =======   ========
Net loss per share, basic and diluted......................... $ (0.21)   $  (1.54)
                                                                =======   ========

   The effect on net loss per share, diluted, would be anti-dilutive if the stock options and the conversion of the 4 1/2% Convertible Subordinated Notes had been assumed in the computation for the quarters ended March 31, 2002 and 2001.

9.  Comprehensive loss

   Other comprehensive loss includes foreign currency translation adjustments. Total comprehensive loss was as follows:

                                               Three Months Ended
                                                   March 31,
                                               -----------------
                                                2002      2001
                                               -------  --------
                                                 (in thousands)
              Net loss........................ $(9,014) $(73,204)
              Other comprehensive loss:
                 Foreign currency translation.    (170)   (1,219)
                                               -------  --------
              Comprehensive loss.............. $(9,184) $(74,423)
                                               =======  ========

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)


10.  Captive Insurance Company

   Prior to March 1, 2000, Offshore Marine Indemnity Company ("OMIC"), a wholly-owned subsidiary of the Company domiciled in Vermont, acted as a fronting reinsurance captive company for the Company workers' compensation insurance program. On June 7, 2001, the Commissioner of the Vermont Department of Banking, Insurance, Securities and Healthcare Administration was ordered by the Washington County Superior Court in the State of Vermont to take possession and control of all or part of the property, books and accounts, documents and other records of OMIC. OMIC and its officers, managers, agents, employees and other persons were also enjoined from disposing of its property and from transacting its business except with the written consent of the Commissioner. Based on the court order, the Company does not exercise control over OMIC. Accordingly, the subsidiary was deconsolidated and the Company eliminated the insurance reserves and reinsurance receivables from its balance sheet and wrote off its investment in OMIC totaling $1.4 million during 2001. At March 31, 2002, the Company had amounts due to OMIC of approximately $5.2 million. This liability is included in accrued liabilities in the accompanying balance sheet.

   OMIC assumed certain risks from Reliance Insurance Company (Reliance) under a reinsurance agreement from March 1997 to March 2000. OMIC assumed risk for the first $250,000 on individual workers' compensation losses written through Reliance for the Company. Pursuant to the terms of the reinsurance agreement with Reliance, amounts due from OMIC to Reliance are secured by a letter of credit issued in favor of Reliance. At March 31, 2002, the remaining balance of this letter of credit was $5.7 million. Reliance has notified the Company that it believes the letter of credit was issued for the benefit of all of Reliance's policyholders. The Company has filed suit against Reliance to prevent any draws on the letter of credit that would fund claim payments other than payments related to OMIC. The outcome of this suit is uncertain.

   Prior to its deconsolidation, OMIC had a reinsurance receivable from Reliance of approximately $11.0 million. On October 3, 2001, Reliance was placed into liquidation by the Pennsylvania Insurance Commissioner. The Company, in consultation with legal counsel, believes the liquidation of Reliance triggers relevant state guaranty association statues and the guaranty associations become obligated, to the extent of each state's statutory coverage, for payment of the claims of Reliance's insureds and claimants. As a result, management believes that amounts due from Reliance to OMIC or the Company and its claimants will be paid by the applicable state guaranty association. However, the state guaranty associations may assert claims against OMIC and the Company for payments made to claimants of Reliance. There is no assurance that the Company's position will be upheld by applicable courts and that additional liabilities will not result.

11.  Contingencies

  Bankruptcy Claims

   As a result of certain of the contractual matters described in Note 12 and other claims asserted by secured and unsecured creditors, the Company has been notified that proofs of claims filed with the Bankruptcy Court related to its Chapter 11 filing significantly exceed the liabilities the Company has recorded. At March 31, 2002 and December 31, 2001, the Company accrued its best estimate of the liability for the resolution of these claims. This estimate has been developed in consultation with outside counsel that is handling the bankruptcy and defense of these matters. To the extent additional information arises or the Bankruptcy Court approves the proofs of claims as filed, it is possible that the Company's estimate of its liability in these matters may change. Management believes any change to the Company's estimate will increase the balance of its liabilities subject to compromise.

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)


  Economic Incentive Program

   In connection with the construction of the FGO East Facility, the County of Jackson, Mississippi, agreed to dredge the ship channel and build roads and other infrastructure under an economic incentive program. The terms of the economic incentive program require that the Company maintain a minimum employment level of 400 jobs through the FGO East Facility during the primary term of the FGO East Facility's 20-year lease. If the Company fails to maintain the minimum employment level, the Company could be required to pay interest to the county based upon the labor shortfall or pay the remaining balance of the $6.0 million loan incurred by the county to finance such improvements. The Company was in compliance with this provision at March 31, 2002.

  Liberty Mutual and Wausau

   On December 5, 2000, the Company reached a settlement agreement with a former workers' compensation provider. In conjunction with this agreement, the Company was to pay approximately $3.0 million as its share of the settlement of all claims arising from this case. As of the bankruptcy filing date, the Company had paid approximately $1.75 million of the settlement. The Bankruptcy Court on October 2, 2001 denied the Company and another co-defendant permission to pay the remaining $1.25 million of the settlement. As a result of this ruling, the insurer may file a claim for an amount substantially greater than the remaining installment. As of March 31, 2002, $1.25 million, the amount of the remaining installment, was included in liabilities subject to compromise on the accompanying balance sheet. The Company believes that any additional amounts, which may be approved by the Bankruptcy Court, will also be a liability subject to compromise.

12.  Contractual Matters

   The Company's results of operations for the quarters ended March 31, 2002 and 2001 and its current financial condition have been materially and adversely impacted by contracts for the construction of four semi-submersible drilling rigs (Ocean Rig and Petrodrill contracts), one vehicle car carrier (Pasha contract) and one heavy derrick-lay barge (CNOOC contract), as further described below.

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

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)


   Despite the Company's best efforts to progress the project consistent with the terms of the Co-operation Agreement, it continued to experience additional cost overruns and delays which have had a significant adverse impact on its financial results in the fourth quarter of 2000 and its current financial condition. On March 1, 2001, the Company stopped work on the Ocean Rig project and Ocean Rig commenced an arbitration proceeding in London. Further, on March 2, 2001, Ocean Rig commenced proceedings before the United States District Court for the Southern District of Mississippi seeking possession of the rigs. On March 9, 2001, the Company entered into a Remuneration Agreement with Ocean Rig ASA in order to resolve the disputes which had arisen; to amend certain provisions of the completion contracts to construct two Bingo design semi-submersible offshore drilling rigs and previous settlement agreements; and to ensure the successful and timely completion of the rigs to the mutual benefit of both parties. In accordance with the Remuneration Agreement, Ocean Rig ASA was granted control over the rig projects and paid the Company a contractually established rate for equipment, personnel and labor provided by the Company to cover the costs of completing the projects. As a further result of the agreement, Ocean Rig withdrew the arbitration and other legal proceedings. The Company also agreed to issue 2.0 million warrants to Ocean Rig ASA to purchase its common stock at a strike price of $5.00 per share, but FGOT's completion of the project on a "time and materials" basis, including payment of all direct labor and these warrants were not issued due to the Company's bankruptcy filing. Shipyard construction of the first rig was completed in May 2001 and that rig left the Company's facility to undergo final outfitting, including the installation of the dynamic positioning thruster system. This rig has completed final sea trial commissioning and is in operation. The second rig left the Company's facility in July 2001 and construction will be completed at a Canadian shipyard.

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

   On February 28, 2001, the Company announced an agreement in principle with Fireman's Fund, the surety company which wrote the performance bonds of $87.0 million per rig on the Petrodrill project, pursuant to which the surety company had agreed to provide certain funding for the completion of construction of the two semi- submersible drilling rigs. The agreement provided that the surety company would contract with FGOT for fringe benefit costs, materials, subcontractor and other costs and an allocation for overhead and general and administrative expenses. The terms of the final agreement were not successfully negotiated resulting in the surety ceasing to provide funding.

   On May 4, 2001, the Company announced that it filed with the Bankruptcy Court a motion to reject the contracts related to the Petrodrill project. This motion was approved by the Bankruptcy Court in June 2001 and finalized in July 2001. Work on the projects was discontinued effective May 4, 2001. Construction on the projects has resumed pursuant to a Bankruptcy Court motion effective September 6, 2001. This motion provides for the Company to work as authorized by the customer and surety company for a 120-day period on Rig I and a 150-day period on Rig II. These periods began on September 6, 2001. The construction is to be performed at specified labor, equipment and material billing rates. In December 2001, the Company, Petrodrill and Fireman's Fund jointly moved for and were granted an extension of time to April 4, 2002 for the removal of the first rig from the Company's Pascagoula, Mississippi shipyard and to May 9, 2002 for the removal of the second rig from the Company's shipyard in Orange, Texas.Work continued past the deadlines based on a mutual agreement by both parties under the same terms of the court agreement. Our work was completed on the first rig and it was removed from our property on May 3, 2002. Our work on the second rig is expected to be finalized in late July or early August.

   At March 31, 2002, $23.9 million was included in the Company's reserve for estimated costs to compete the contract, which represents its estimate of the remaining cost of completion in excess of future billings at the time work on the project was suspended. The Company's estimate was based on an uninterrupted work plan the Company developed during the first quarter of 2001. At March 31, 2002, $23.1 million was included in the Company's liabilities related to costs funded to date by the surety. The Company believes its liability related to the project at March 31, 2002 is limited to the sum of these two liabilities, approximately $47.0 million. This amount is included in liabilities subject to compromise in the accompanying balance sheet.

   Petrodrill has submitted proofs of claim totaling $477.0 million based on estimated costs to complete the rigs and lost revenues. Fireman's Fund has submitted proofs of claim which are unquantified at this time. The Company believes Petrodrill's claim substantially exceeds its reserve of $47.0 million as of March 31, 2002 due to delays caused by the customer/surety and the customer's/surety's inaction on resolving the strategy to complete construction of the rigs. The Company is not privileged to the customer's/surety's final strategy for

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

completion of these projects and their claims and does not have information as to the estimated final cost to complete under the customer's/surety's strategy. The Company believes the claims made by Petrodrill and the surety, if substantiated, would be a liability subject to compromise. There is no assurance that management's position regarding the value of the claims of Petrodrill and Fireman's Fund will be upheld by applicable courts and additional liabilities will not result in excess of the reserve recorded at March 31, 2002.

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

   At March 31, 2002, $0.3 million was included in the Company's liabilities subject to compromise in the accompanying balance sheet to record the reserve for estimated costs to complete the contract. This represents the Company's estimate of the cost of completion in excess of future billings at the time work on the project was suspended. The customer has submitted proofs of claim totaling $906.0 million and the surety has submitted proofs of claim which are unquantified at this time. The Company believes the claims made by the customer and the surety, if substantiated, would be a liability subject to compromise. There is no assurance that management's position regarding the value of the claims of the customer and the surety will be upheld by applicable courts and additional liabilities will not result in excess of the reserve recorded at March 31, 2002.

  CNOOC

   The Company filed a motion with the Bankruptcy Court to reject the contract with China National Offshore Oil Company (CNOOC) for the construction of a heavy derrick-lay barge. Liberty Mutual, the surety company which underwrote the contract performance bank guarantee, opposed the contract rejection. After the Company filed for bankruptcy, CNOOC received $10.9 million in funding from Liberty Mutual under the performance bank guarantee for costs it incurred to complete the project. The Company has co-operated with the surety in its assessment of the claims against the guarantee. At March 31, 2002, approximately $10.9 million was included in the Company's liabilities subject to compromise in the accompanying balance sheet for the CNOOC contract. Liberty Mutual has submitted proofs of claim which are unquantified at this time. The Company believes any claim made by the customer and/or the surety would be a liability subject to compromise and no loss exposure exists in excess of the liability recorded.

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)


13.  Recently Issued Accounting Pronouncements

   Effective January 1, 2002, the Company adopted the requirements of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. The Company has applied the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. As a result of the disposition of the Company's Engineered Products segment, application of the non-amortization provision of the Statement did not have an impact on the Company's financial position or results of operations.

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

  Overview

   On March 22, 2002, we filed a Plan of Reorganization with the United States Bankruptcy Court, which is subject to the approval of the Court. The Plan of Reorganization includes the reorganization of substantially all of our Offshore and Vessels segments and the disposition of our Engineered Products segment as well as the disposition through sale, or otherwise, of our other subsidiaries and asset. Plan confirmation hearings are scheduled for August 19, 2002 through August 22, 2002.

  Industry Conditions

   The level of demand for a significant portion of our services is affected by the level of demand for the services of offshore drilling contractors, including the demand for specific types of offshore drilling rigs having required drilling capabilities or technical specifications. This, in turn, is dependent upon the condition of the oil and gas industry and, in particular, the level of capital expenditures of oil and gas companies with respect to offshore drilling activities and the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development, and production activities. These capital expenditures are influenced by prevailing oil and natural gas prices, expectations about future prices, the level of activity in offshore oil and gas exploration, development and production, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions, and the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development and production activities.

   During 2001 and the first quarter of 2002, the demand for our services related to the construction, conversion and repair of offshore drilling rigs and construction of offshore service vessels was weak due to declines in oil and natural gas prices, the general weakening in the domestic and international economy and uncertainties related to our Chapter 11 filing. The price for oil generally remained above $25 per barrel in 2001; however, natural gas prices declined dramatically from a high on the spot market of almost $10/mcf to around $2/mcf at the end of the year. Natural gas prices began to weaken during June 2001 as a result of increasing inventory levels. Natural gas prices experienced further declines as warmer than normal weather and economic slowdowns in the U.S. and internationally reduced demands for natural gas.
These economic events caused exploration and production companies in the U.S. Gulf of Mexico to limit their capital investments and contributed to a collapse in domestic drilling activity during the second half of 2001. These trends have continued in the first quarter of 2002. The U.S. Gulf of Mexico is the primary market for our services related to the conversion and repair of offshore drilling rigs and the construction of offshore service vessels. As the demand for offshore drilling rigs in the Gulf of Mexico softened, our operating results were negatively impacted because of our dependence on customers that operate drilling rigs and provide other offshore energy services in this market.

Results of Operations

   The consolidated financial statements include the accounts of FGH, Inc. and its wholly-owned subsidiaries, including, among others, Friede Goldman Offshore, Inc. ("FGO"), Friede & Goldman, Ltd. ("FGL"), Friede Goldman Newfoundland Limited ("FGN") through the sale date of March 28, 2002, and Halter Marine, Inc. ("Halter")(collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated.

  Three Months Ended March 31, 2002 vs. Three Months Ended March 31, 2001

   The following table sets forth contract revenue from continuing operations earned by business segment as a percentage of our revenue for the periods indicated.

                                                Three Months Ended March 31,
                                               ------------------------------
                                                    2002            2001
                                               --------------  --------------
                                               Amount  Percent Amount  Percent
                                               ------- ------- ------- -------
                                                       ( in thousands)
  Contract revenue earned by business segment:
     Vessels.................................. $23,505   47.4% $34,573   40.3%
     Offshore.................................  26,072   52.6   51,147   59.7
                                               -------  -----  -------  -----
                                               $49,577  100.0% $85,720  100.0%
                                               =======  =====  =======  =====

   Contract revenue from continuing operations decreased 42.2% to $49.6 million for the first quarter of 2002 compared to $85.7 million for the first quarter of 2001. The overall decrease of $36.1 million was attributable to the following:

  . Vessels segment revenue decreased $11.1 million primarily due to the construction of a 4000 car carrier vessel (Pasha) during 2001. The Company had no construction activity on this project in the first quarter of 2002.

  . Offshore segment revenue decreased $25.1 million primarily due to work on two new build semi-submersible drilling rigs (Ocean Rig) which were completed in the third quarter of 2001 and have not been replaced in 2002. Additionally, work performed on the CNOOC contract during the first quarter of 2001 has not been replaced in 2002.

   Gross profit from continuing operations was $3.2 million, or 6.4% of revenue, for first quarter of 2002 compared to $1.9 million or 2.2% of revenue, for the first quarter of 2001. The overall change was attributable to the following:

  . Gross profit for the Vessels segment decreased to a loss of $1.6 million, or a negative 6.8% of revenue, for the first quarter of 2002 compared to a profit of $0.1 million, or 0.20% of revenue, for the first quarter of 2001. The decrease in gross margin percentage is primarily due overhead cost inefficiencies due to decreased sales volume and the suspension of production on the Pasha contract in 2002.

  . Gross profit for the Offshore segment increased to $4.8 million, or 18.3% of revenue, for the first quarter of 2002 compared to $1.8 million, or 3.58% of revenue, for the first quarter of 2001. The increase in margin is primarily due to earnings on post rejection work on the Petrodrill court motion and various smaller projects included in 2002 which were not in progress in the first quarter of 2001.

   Selling, general and administrative expenses ("SG&A expenses") were $5.2 million for the first quarter of 2002, or 10.6% of gross revenue, compared to $9.1 million, or 10.7% of gross revenue, for the first quarter of 2001. The decrease in SG&A expenses is due to personnel reductions and other cost-saving measures we implemented.

   Amortization of goodwill was $2.8 million for the first quarter of 2001. Amortization of goodwill is no longer being recorded in 2002 as a result of the goodwill impairment charge of $201.6 million that was recorded in the fourth quarter of 2001 and the disposition of the Company's Engineered Products segment.

   Net interest expense (interest expense less interest income) decreased to $3.8 million for the first quarter of 2002 compared to $64.5 million for the first quarter of 2001 as a result of the following:

  . Discount accretion of $3.0 million was recorded in the 1/st/ quarter of 2001 related to the $185.0 million, 4 1/2% convertible subordinated notes.

  . An adjustment was recorded during the first quarter of 2001 for the unaccreted discount of $55.9 million on the subordinated notes.

  . Contractual interest expense of $2.1 million on the 4 1/2% convertible subordinated notes was not recorded in 2002 due to the Chapter 11 filing.

   The Company incurred professional fees of $4.3 million in the first quarter of 2002 related to its bankruptcy proceeding and reorganization in 2001.

   Additionally, we recorded a gain on sale of assets in the amount of $0.6 million in the first quarter of 2002. This gain relates to an adjustment to the $4.9 million loss recorded in 2001 related to the write-down of the asset value of FGN based on the estimated net proceeds received from the sale of this facility.

   We recorded income from discontinued operations of our Engineered Products segment of $0.8 million for the quarter ended March 31, 2002 as compared to $1.9 million from discontinued operations recorded for the quarter ended March
31. 2001 primarily due to lower sales volumes in the first quarter of 2002.

   We had income tax expense of $0.3 million in the first quarter of 2002 compared to $0.4 million in the first quarter of 2001. As a result of losses recorded during the fourth quarter of 2000 and during the year ended December 31, 2001, the benefits available for financial reporting purposes were limited significantly. We have recorded a valuation allowance which offsets substantially all of the deferred tax assets arising from contract reserves and net operating loss carry-forwards generated through the current period. The income tax expense recorded during the first quarter of 2002 and 2001 relates to income generated by foreign subsidiaries.

   Our backlog from continuing operations of $107.5 million at March 31, 2002 decreased 66.8% compared to $324.0 million at March 31, 2001. At March 31, 2002, backlog from continuing operations is $71.7 million and $35.8 million for Vessels and Offshore, respectively.

Liquidity and Capital Resources

   As further described in Note 2, we filed a petition for relief under Chapter 11 of the United States Bankruptcy code in April 2001.

  Cash flow summary

   During the three months ended March 31, 2002, we financed our business activities through funds generated from cash balances, including those generated through collections of accounts receivable and proceeds received from the sale of FGN.

   Net cash used in operating activities during the three months ended March 31, 2002 was $14.5 million including a net loss of $9.0 million for the period offset by $4.0 million in depreciation and amortization. Funds generated through operating activities included a $1.9 million decrease in other assets. Funds used by operating activities included a $2.7 million increase in contract and other receivables, a 5.2 million decrease in billings in excess of costs and estimated earnings on uncompleted contracts, and a $2.5 million decrease in liabilities subject to compromise.

   Net cash used provided by investing activities during the three months ended March 31, 2002 was $7.2 million which reflected net proceeds from the sale of FGN.

   Net cash used by financing activities during the three months ended March 31, 2002 was $4.1 million. We had net repayments under our line of credit of $2.8 million and repayments of borrowings from other debt facilities of $1.3 million.

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

   The interest rate on the line of credit is based on the default rate which was 9.5% at March 31, 2002. The Company is also obligated to pay certain fees, including a commitment fee equal to (i) during year one of the facility, 0.50% of the unused portion of the line of credit and (ii) thereafter, a range of 0.25% to 0.50% of the unused portion of the line of credit.The term loan bears interest at the default rate of 15.0% at March 31, 2002.

   The Restated Credit Agreement requires that the Company comply with certain financial and operating covenants, including limitations on additional borrowings and capital expenditures, utilization of cash management accounts, maintenance of certain minimum debt coverage ratios, minimum EBITDA, net worth and other requirements. The Company was not in compliance with these covenants during the quarters ended March 31, 2002 and 2001.

   On February 15, 2002, the Company entered into its third Amended Cash Collateral Agreement with Foothill Capital Corporation, as agent for itself and another lender. Subsequent court hearings extended the Company's continued use of its operating cash until June 19, 2002. The Company also agreed to comply with certain requirements relating to cash receipts and disbursements and agreed to make weekly adequate protection payments of $200,000.00. The Agreement also stipulates the Company's consent for Foothill to accrue interest on all indebtedness whether incurred pre or post petition at the contractual default rate of interest set forth in the Pre-Petition Loan Documents.

   Total balances outstanding under the Restated Credit Agreement at March 31, 2002 were $88.3 million including $14.5 million in letters of credit. Included in the letter of credit amount is a $5.7 million letter of credit which is being used to fund worker's compensation claims payable by the Company's unconsolidated captive insurance subsidiary.

  MARAD Financing Agreement

   As of March 31, 2002, the Company had approximately $19.9 million in outstanding principal related to its bonds that are guaranteed by the U. S. Maritime Administration ("MARAD"). The bonds were issued in December 1997, under Title XI, to partially finance construction of our FGO East Facility. The Company's plan of reorganization filed on March 22, 2002 contemplates abandoning this facility to MARAD in full satisfaction of its claims.

  Convertible Subordinated Notes

   The 4 1/2% Convertible Subordinated Notes (the "Notes") were issued by HMG on September 15, 1997 and mature on September 15, 2004. The Notes were issued under an Indenture Agreement (the "Indenture") that provides that the Notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $55.26 per share. As a result of the November 3, 1999 merger, the recorded book value of the Notes was adjusted to reflect the fair market value on the date of the merger. Accordingly, a discount of $70.3 million was recorded. Interest on the Notes is payable semiannually, in arrears, on March 15 and September 15 of each year, with principal due at maturity. The Company has included the outstanding principal balance of $185 million in liabilities subject to compromise as of March 31, 2002 and December 31, 2001 . Pursuant to the requirements of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company ceased accruing interest related to these Notes beginning April 19, 2001.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

   Our market risk disclosures set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 have not changed significantly through the period ended March 31, 2002.

                          PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

  CNOOC

   The Company filed a motion with the Bankruptcy Court to reject the contract with China National Offshore Oil Company (CNOOC) for the construction of a heavy derrick-lay barge. Liberty Mutual, the surety company which underwrote the contract performance bank guarantee, opposed the contract rejection. After the Company filed for bankruptcy, CNOOC received $10.9 million in funding from Liberty Mutual under the performance bank guarantee for costs it incurred to complete the project. The Company has co-operated with the surety in its assessment of the claims against the guarantee. At March 31, 2002, approximately $10.9 million was included in liabilities subject to compromise on the Company's balance sheet. Liberty Mutual has submitted proofs of claim which are unquantified at this time. The Company believes any claim made by the customer and/or the surety would be a liability subject to compromise and no loss exposure exists in excess of the liability recorded.

  Liberty Mutual and Wausau

   On December 5, 2000, the Company reached a settlement agreement with a former workers' compensation provider. In conjunction with this agreement, the Company was to pay approximately $3.0 million as its share of the settlement of all claims arising from this case. As of the bankruptcy filing date, the Company had paid approximately $1.75 million of the settlement. The Bankruptcy Court on October 2, 2001 denied the Company and another co-defendant permission to pay the remaining $1.25 million of the settlement. As a result of this ruling, the insurer may file a claim for an amount substantially greater than the remaining installment. As of March 31, 2002, $1.25 million, the amount of the remaining installment, was included in liabilities subject to compromise on the Company's balance sheet. The Company believes that any additional amounts, which may be approved by the Bankruptcy Court, will also be a liability subject to compromise.

   In addition to the matters discussed herein, the Company is involved in a number of legal proceedings where adverse rulings by the courts would be a liability subject to compromise.

   Regarding developments with regard to matters discussed in our disclosures surrounding contractual matters as set forth in Note 18 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, refer to Note 12 to the Consolidated Financial Statements contained in Part I of this Form 10-Q.

Item 2.  Changes in Securities and Use of Proceeds.

   None.

Item 3.  Defaults upon Senior Securities.

   None.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

Item 5.  Other Information

   None.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

10.12 Asset Purchase Agreement, dated March 22, 2002, between Friede Goldman Newfoundland,
      Limited and Peter Kiewit Sons Co. LTD.

   (b) Reports of Form 8-K.

   None.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gulfport, State of Mississippi, on the 15th day of May 2002.

                                                FRIEDE GOLDMAN HALTER, INC.

                                                By:      /S/  JACK R. STONE
                                                    --------------------------
                                                    Jack R. Stone, President and
                                                      Chief Executive Officer