Form 10-Q
period 2002-06-30
FRIEDE GOLDMAN HALTER INC
filed 2002-08-14
CIK 1039780

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

        For the quarterly period ended: June 30, 2002

                                       OR


| |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

        For the transition period from ________________to___________________

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,710,579 shares as of August 7, 2002.

                           FRIEDE GOLDMAN HALTER, INC.
                                Table of Contents





                                                                                                         Page No.
Part I.    Financial Information

              Item 1.    Financial Statements

                              Consolidated Balance Sheets as of June 30, 2002 and
                                  December 31, 2001                                                         3

                              Consolidated Statements of Operations for the three months
                                 and six months ended June 30, 2002 and 2001 (unaudited)                    4

                              Consolidated Statements of Cash Flows for the six months
                                 ended June 30, 2002 and 2001 (unaudited)                                   5

                              Notes to Consolidated Financial Statements (unaudited)                        7

              Item 2.    Management's Discussion and Analysis of Financial Condition and
                             Results of Operations                                                         17

              Item 3.    Quantitative and Qualitative Disclosures of Market Risk                           22

Part II.      Other Information

              Item 1.    Legal Proceedings                                                                 22

              Item 2.    Changes in Securities and Use of Proceeds.                            Not applicable

              Item 3.    Defaults upon Senior Securities                                       Not applicable

              Item 4.    Submission of Matters to a Vote of Security Holders                   Not applicable

              Item 5.    Other Information                                                     Not applicable

              Item 6.    Exhibits and Reports on form 8-K                                                  23

Signatures                                                                                                 24


                          PART I--FINANCIAL INFORMATION


Item 1.    Financial Statements

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES
                            (as Debtor in Possession)


                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)



                                                                           June 30,    December 31,
                                                                             2002          2001
                                                                         ----------- ---------------
                                       ASSETS
Current assets:
      Cash and cash equivalents                                           $   7,965    $  20,403
      Restricted cash                                                        47,392       17,998
      Receivables, net:
            Contract receivables                                             12,839       23,705
            Other receivables                                                20,388          526
      Income tax receivable                                                     206          206
      Inventories, net                                                        8,931       17,580
      Costs and estimated earnings in excess of billings on uncompleted
         contracts                                                           13,807       16,557
      Prepaid expenses and other                                             11,355       11,625
      Deferred income tax asset                                           $  27,290       25,353
                                                                          ---------    ---------
            Total current assets                                            150,173      133,953
                                                                          ---------    ---------
Reinsurance receivables                                                       5,000        5,000
Property, plant and equipment, net of accumulated depreciation               58,848      155,458
Property, plant and equipment including goodwill of $23,479 held for
     disposition at December 31, 2001                                        79,311       56,930
Other assets                                                                 13,411       15,280
                                                                          ---------    ---------
            Total assets                                                  $ 306,743    $ 366,621
                                                                          =========    =========

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Accounts payable                                                    $  13,591    $  13,948
      Accrued liabilities                                                    26,984       28,976
      Billings in excess of costs and estimated earnings on uncompleted
         contracts                                                            3,585       15,124
      Current portion of long-term debt, including debt in default          109,692      115,355
                                                                          ---------    ---------
            Total current liabilities                                       153,852      173,403
                                                                          ---------    ---------
Liabilities subject to compromise                                           357,021      360,697
Deferred income tax liability                                                27,290       25,867
Stockholders' deficit:
      Preferred stock                                                          --           --
      Common stock                                                              487          487
      Additional paid-in capital                                            299,357      299,357
      Retained deficit                                                     (527,400)    (489,458)
      Accumulated other comprehensive loss                                   (3,864)      (3,732)
                                                                          ---------    ---------
            Total stockholders' deficit                                    (231,420)    (193,346)
                                                                          ---------    ---------
            Total liabilities and stockholders' deficit                   $ 306,743    $ 366,621
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

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES
                            (as Debtor in Possession)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)




                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                   June 30,
                                                                 -------------------------  -----------------------
                                                                    2002          2001          2002          2001
                                                                   ---------- ------------  ----------     ----------
Contract revenue earned                                            $ 26,868     $ 34,792     $ 52,939     $ 85,938
Cost of revenue earned                                               21,867       33,188       43,158       82,501
                                                                   --------     --------     --------     --------
Gross profit                                                          5,001        1,604        9,781        3,437
Selling, general and administrative expenses                          2,990        5,719        7,401       13,188
Goodwill amortization                                                  --          2,789         --          5,577
                                                                   --------     --------     --------     --------
Operating income (loss)                                               2,011       (6,904)       2,380      (15,328)
Other expense (income):
      Interest expense, net (contractual interest of
         $5,682 and $5,182 for the three months ended June 30,
         2002 and 2001, respectively and $11,590 and
         $13,581 for the six months ended June 30, 2002
         and 2001, respectively)                                      3,599        3,485        7,436       12,157

      Discount on convertible subordinated notes                       --         (1,005)        --         54,878
      Other                                                              (3)          (9)          (9)          60
                                                                   --------     --------     --------     --------
            Total other expense                                       3,596        2,471        7,427       67,095
                                                                   --------     --------     ----------   --------
Loss before reorganization items, income taxes and
      discontinued operations                                        (1,585)      (9,375)      (5,047)     (82,423)
                                                                   --------     --------     --------     --------
Reorganization items:
      Professional fees                                               3,543        2,000        7,839        2,000
      Loss on investment in unconsolidated subsidiary                  --          1,372         --          1,372
      Write-off of deferred financing costs                            --          2,618         --          2,618
      Gain on sale of assets                                        (12,350)        --        (12,939)        --
                                                                   --------     --------     --------     --------
                Total reorganization items                           (8,807)       5,990       (5,100)       5,990
Income (loss) before income taxes and
      discontinued operations                                         7,222      (15,365)          53      (88,413)
Income tax expense                                                     --          3,559          251        3,997
                                                                   --------     --------     --------     --------
Income (loss) before discontinued operations                          7,222      (18,924)        (198)     (92,410)
                                                                   --------     --------     --------     --------
Discontinued operations
      Income (loss) from operations of Engineered
           Products Segment                                            (263)       2,304          568        4,201
      Gain on disposal of Engineered Products Segment                   407       16,041          407       16,041
      Loss from operations of Vessels Segment                        (2,307)      (8,657)      (4,732)     (10,272)
      Loss on disposal of Vessels Segment                           (33,987)        --        (33,987)        --
                                                                   --------     --------      -------     --------
              Total discontinued operations                         (36,150)       9,688      (37,744)       9,970
                                                                   --------     --------     --------     --------
Net loss                                                           $(28,928)    $ (9,236)    $(37,942)    $(82,440)
                                                                   ========     ========     ========     ========

Net income (loss) per share, basic and diluted:

      Net income (loss) before discontinued operations             $   0.15     $  (0.39)    $    --      $  (1.90)
      Discontinued operations                                         (0.74)        0.20        (0.77)        0.21
                                                                   --------     --------     --------     --------
      Net loss                                                     $  (0.59)    $  (0.19)    $  (0.77)    $  (1.69)
                                                                   ========     ========     ========     ========
Weighted average shares outstanding:

      Basic                                                          48,709       48,709       48,709       48,709
      Diluted                                                        48,709       48,709       48,709       48,709




   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES
                            (as Debtor in Possession)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                        Six months ended
                                                                                            June 30,
                                                                                        2002         2001
                                                                                     -----------   ----------
Cash flows from operating activities:
      Net loss                                                                       $ (37,942)    $  (82,440)
      Adjustments to reconcile net loss to net cash
          used in operating activities:
            Depreciation and amortization                                                7,796         17,573
            Provision for losses                                                           --              25
            Loss on investment in unconsolidated subsidiary                                --           1,372
            Write-off of deferred financing costs                                          --           2,618
            (Gain) loss on sale of subsidiaries                                         20,641        (16,041)
            Discount on convertible notes                                                  --          54,878
            Loss on sale of assets                                                         --              10
            Deferred income taxes                                                          140          4,861
            Changes in operating assets and liabilities:
                    Decrease in contract and other receivables                           5,343         27,599
                    Decrease in income tax receivable                                      --             385
                    Decrease in inventories                                                522          3,084
                    Increase in other assets                                              (589)        (1,972)
                    Increase in accounts payable and
                        accrued liabilities                                               (226)        15,138
            Increase (decrease) in billings in excess of costs
                and estimated earnings on uncompleted contracts                         (8,304)         8,470
            Increase in costs and estimated earnings in excess
                of billings on uncompleted contracts                                    (3,215)       (16,984)
            Decrease in reserve for losses on uncompleted contracts                        --         (36,416)
            Decrease in liabilities subject to compromise                               (3,677)           --
                                                                                     ---------     ----------
                    Net cash used in operating activities                              (19,511)       (17,840)
                                                                                     ---------     ----------


Investing activities:
      Capital expenditures for property, plant and equipment                               (74)        (3,286)
      Proceeds from sale of property, plant and equipment                                  --               8
          Net proceeds from sale of subsidiaries, net of cash sold of $272 and
             $5,717 for the six months ended June 30, 2002 and 2001,
             respectively                                                               39,934         26,559
          Restricted cash and cash equivalents                                         (29,393)       (29,154)
                                                                                     ---------     ----------
                    Net cash provided by (used in) investing activities                 10,467         (5,873)
                                                                                     ---------     ----------



   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES
                            (as Debtor in Possession)

               CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                                   (Unaudited)
                                 (in thousands)



                                                                               Six months ended
                                                                                    June 30,
                                                                              2002           2001
                                                                           ----------      --------
Financing activities:


      Net borrowings (repayments) under line of credit                     $  (1,262)    $  15,790
      Proceeds from borrowings under debt facilities                              --         2,549
      Repayments on borrowings under debt facilities                          (2,458)       (5,500)
                                                                           ---------     ---------
                    Net cash provided by (used in) financing activities       (3,720)       12,839
                                                                           ---------     ---------
      Effect of exchange rate changes on cash                                    326          (315)
                                                                           ---------     ---------

      Net decrease in cash and cash equivalents                              (12,438)      (11,189)
      Cash and cash equivalents at beginning of period                        20,403        25,244
                                                                           ---------     ---------
      Cash and cash equivalents at end of period                           $   7,965     $  14,055
                                                                           =========     =========


Supplemental disclosures:
      Cash paid for interest                                               $   4,788     $   8,796
      Cash paid for income taxes                                           $      30     $     271
      Cash refunds received for income taxes                               $     --      $     385

Cash flows from operating activities before reorganization items:
      Cash receipts from customers                                         $ 106,772     $  46,796
      Cash payments to vendors, suppliers and employees                    $ 119,064     $  46,357




   The accompanying notes are an integral part of these financial statements.

                           FRIEDE GOLDMAN HALTER, INC.
                            (as Debtor in Possession)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2002


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

Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as Debtor in Possession. These claims are reflected in the June 30, 2002 and December 31, 2001 balance sheet as "liabilities subject to compromise." Claims secured against the Company's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Company's property, plant, and equipment. Additional claims (liabilities subject to compromise) have arisen subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

     The Company retained the investment banking firm of Houlihan, Lokey, Howard & Zukin and the restructuring advisor of Glass and Associates, Inc. to assist in the preparation of a plan of reorganization. These advisors are assisting management and the Company's Board of Directors in evaluating various alternatives including, but not limited to, sales of assets and certain of the Company's business unit(s), infusion of capital, debt restructuring and any combinations of these options.

     As further described in Note 5, on March 22, 2002, the Company filed a plan of reorganization with the United States Bankruptcy Court. The Company anticipates amending and re-filing the plan of reorganization due to the sale of the vessels segment. In addition to amending and re-filing the plan of reorganization, the Company is also evaluating options to sell its Offshore segment. The amended plan will likely result in no recovery for current equity interests. The amount of any recovery to general creditors will depend on, but will not be limited to the following factors: (a) the ultimate value of pre-petition claims, (b) dollar value(s) obtained from possible sale of the remaining business unit, (c) the dollar amount realized from possible capital infusions and debt restructuring and (d) the dollar amount of claims associated with the administration of this case. Note 5 also contains information regarding asset sales and dispositions.

     The amended plan of reorganization will be subject to the review and approval of the United States Bankruptcy Court. There can be no assurance that the amended plan will be approved or that the Company will continue to operate in some form. It is not possible to assess the outcome of the Company's bankruptcy proceeding or whether the Company will operate in accordance with the amended plan, if approved.

3.   Liabilities Not Subject to Compromise

     Liabilities not subject to compromise include liabilities incurred subsequent to the bankruptcy filing date, certain liabilities on contracts assumed by the Company and long-term debt and related interest which are secured by certain assets, primarily property and equipment. Long-term debt not subject to compromise as of June 30, 2002 and December 31, 2001 was as follows:


                                                                                                       June 30,    December 31,
                                                                                                         2002          2001
                                                                                                     ----------- ----------------
                                                                                                         (in thousands)
Borrowings under the Restated Credit Agreement:
      Line of credit                                                                                  $ 26,633      $ 28,346
      Term loan                                                                                         43,735        43,284
Notes payable to financial institutions and others bearing interest at rates ranging from 6.25% to 12.00%, payable in monthly installments, maturing at
  various dates through March 2013 and secured by equipment, a lease and real property                   2,534         4,237
Bonds payable to MARAD bearing interest at 6.35% maturing June 2013 payable in semi-annual
  installments, secured by equipment                                                                    19,854        19,854
Bonds payable, bearing interest at 7.99% payable in monthly installments commencing January 1999,
  maturing December 2008, secured by equipment                                                          14,409        14,982
Capital lease obligations bearing interest at rates ranging from 6.86% to 16.84% maturing at dates
  ranging from June 2002 through September 2004                                                             27         2,152
Note payable, bearing interest at 7.05%, payable in quarterly installments, matured March 2002,
  secured by equipment                                                                                   2,500         2,500
                                                                                                      --------      --------

                                                                                                       109,692       115,355
Less: Current portion of long-term debt including debt in default of $90.2 million and $91.5
  million at June 30, 2002 and December 31, 2001, respectively                                         109,692       115,355
                                                                                                      --------      --------
Long-term debt less current portion                                                                   $     --      $     --
                                                                                                      ========      ========

     Accrued interest on long-term debt not subject to compromise was included in accrued liabilities at June 30, 2002 and December 31, 2001 in the amounts of $3.9 million and $2.4 million, respectively.

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

     The interest rate on the line of credit is based on the default rate which was 9.5% at June 30, 2002. The Company is also obligated to pay certain fees, including a commitment fee equal to (i) during year one of the facility, 0.50% of the unused portion of the line of credit and (ii) thereafter, a range of 0.25% to 0.50% of the unused portion of the line of credit. The term loan bears interest at the default rate of 15.0% at June 30, 2002.

     The Restated Credit Agreement requires that the Company comply with certain financial and operating covenants, including limitations on additional borrowings and capital expenditures, utilization of cash management accounts, maintenance of certain minimum debt coverage ratios, minimum EBITDA, net worth and other requirements. The Company was not in compliance with these covenants during the six months ended June 30, 2002.

     On February 15, 2002, the Company entered into its third Amended Cash Collateral Agreement with Foothill Capital Corporation, as agent for itself and another lender. Subsequent court hearings extended the Company's continued use of its operating cash until October 4, 2002. The Company also agreed to comply with certain requirements relating to cash receipts and disbursements and agreed to make weekly adequate protection payments of $200,000. The Agreement also stipulates the Company's consent for Foothill to accrue interest on all indebtedness whether incurred pre or post petition at the contractual default rate of interest set forth in the Pre-Petition Loan Documents.

     Total balances outstanding under the Restated Credit Agreement at June 30, 2002 were $84.1 million including $13.7 million in letters of credit. Upon the closing or soon thereafter of the Vessel segment, the outstanding letters of credit will be reduced to $6.0 million resulting from the elimination of a contract guarantee. Included in the letter of credit amount is a $5.7 million letter of credit which is being used to fund worker's compensation claims payable by the Company's unconsolidated captive insurance subsidiary.

       With the funds realized and expected to be realized from the disposition of assets, described in note 5, the Company anticipates having sufficient funds available to pay the undisputed amount of the outstanding balance in the Restated Credit Agreement upon approval of the U.S. Bankruptcy Court.

   MARAD Financing Agreement

      As of June 30, 2002, the Company had approximately $19.9 million in outstanding principal related to its bonds that were guaranteed by the U.S. Maritime Administration ("MARAD"). MARAD has subsequently made full payment relating to this guarantee. The bonds were issued in December 1997, under Title XI, to partially finance construction of the FGO East Facility. The Company's plan of reorganization filed on March 22, 2002 contemplated abandoning this facility to MARAD in full satisfaction of its claims. The Company anticipates amending and re-filing the plan or reorganization due to the sale of the Vessels segment. The amended plan or the possible sale of the Offshore segment may change the decision to abandon this facility.

   4 1/2% Convertible Subordinated Notes

      The 4 1/2% Convertible Subordinated Notes (the "Notes") were issued by Halter Marine Group on September 15, 1997 and mature on September 15, 2004. The Notes were issued under an Indenture Agreement (the "Indenture") that provides that the Notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $55.26 per share. As a result of the November 3, 1999 merger, the recorded book value of the Notes was adjusted to reflect the fair market value on the date of the merger. Accordingly, a discount of $70.3 million was recorded. Interest on the Notes is payable semiannually, in arrears, on March 15 and September 15 of each year, with principal due at maturity. The Company has included the outstanding principal balance of $185.0 million in liabilities subject to compromise as of June 30, 2002 and December 31, 2001. Pursuant to the requirements of Statement of Position 90-7. "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company ceased accruing interest related to these Notes beginning April 19, 2001.

4.   Liabilities Subject to Compromise

     At June 30, 2002 and December 31, 2001, liabilities subject to compromise included the following:

                                                June 30,   December 31,
                                                  2002         2001
                                             ---------------------------
                                                   (in thousands)
             Convertible subordinated notes    $185,000    $185,000
             Accounts payable                    74,353      86,739
             Contract liabilities                68,713      63,542
             Accrued interest                     5,041       5,338
             Other accrued liabilities           23,914      20,078
                                               --------    --------

                                               $357,021    $360,697
                                               ========    ========

5.   Plan of Reorganization and Disposition of Assets

     On March 22, 2002, the Company filed a Plan of Reorganization with the United States Bankruptcy Court, which included the reorganization of substantially all of the Company's Offshore and Vessels segments and the disposition of its Engineered Products segment as well as the disposition through sale, or otherwise, of other of the Company's subsidiaries and assets as described below. As discussed in Note 2, the Company anticipates amending and re-filing the plan of reorganization due to the sale of the vessels segment. In addition to amending and re-filing the plan of reorganization, the Company is also evaluating options to sell its Offshore segment. The amended plan will be subject to the approval of the Court.

   Disposition of Vessels Segment

     In May 2002, the Company entered into a contract with Bollinger Shipyards, Inc. to sell the assets and activities of Halter Marine, Inc. for $48.0 million cash and other considerations. The agreement was subject to an auction and approval by the United States Bankruptcy Court. The auction commenced on July 16, 2002 and was continued through the morning of July 23, 2002. During the auction, Vision Technologies Kinetics, Inc., submitted the winning bid of $66.0 million, subject to certain net working capital adjustments, to purchase Halter Marine, Inc. from the Company. As a result of this overbid, Bollinger Shipyards is entitled to $2.5 million of these sales proceeds as a contractual "break-up" fee. The proceeds of the sale are also subject to a sales commission to the Company's investment banker. The sale includes all the operating assets and properties of Halter, including the assets at Halter Pascagoula, Halter Moss Point, Moss Point Marine, Halter Port Bienville, Halter Lockport, Halter Gulfport, and Halter Gulfport Central. The closing is expected to take place by early September 2002, following final Hart Scott-Rodino approval.

     The Company has reported the operating results of its vessels segments separately in its consolidated statements of operations as a component of discontinued operations. For the six months and three months ended June 30, 2002, the Company recorded loss from discontinued operations of approximately $4.7 million and $2.3 million, respectively. For the six months and three months ended June 30, 2001, the Company recorded loss from discontinued operations of approximately $10.3 million and $8.7 million, respectively. Additionally, in the second quarter of 2002, the Company wrote down the assets of the vessels segment to their net realizable value and recorded a loss on the disposal of the vessels segment of $34.0 million.

     Revenue for the vessels segment was $43.1 million and $19.6 million for the six months and three months ended June 30, 2002, respectively. Additionally, revenue for the vessels segment was $59.2 million and $24.6 million for the six months and three months ended June 30, 2001, respectively.

     At June 30, 2002, the Company's financial statements include current assets of $21.6 million and current liabilities of $2.5 million related to the Vessels segment. At December 31, 2001, the Company's financial statements include current assets of $24.2 million and current liabilities of $7.9 million related to the Vessels segment. Property, plant and equipment held for disposition at June 30, 2002 and December 31, 2001 include $56.4 million and $2.0 million, respectively, related to the Vessels segment.

   Disposition of Engineered Products Segment

     In May 2001, the Company completed the sale of its French subsidiaries, Brissoneau et Lotz Marine, S.A., in Nantes, France, and BOPP S.A., in Brest, France to Hydralift A.S.A. of Kristiansand, Norway for cash consideration of $33.5 million, before expenses. Pursuant to an order of the Bankruptcy Court, the Company agreed to escrow funds from the sale. Disbursement of such funds is subject to the review and approval of legal counsel representing the Official Committee of Unsecured Creditors and/or an order of the Bankruptcy Court. The funds held in escrow are presented as restricted cash and cash equivalents in the accompanying balance sheet as of June 30, 2002 and December 31, 2001. The Company recorded a gain of approximately $16.0 million related to this transaction in the second quarter of 2001.

     In April 2002, the Company completed the sale of Engineered Products ("Amclyde") to Hydralift A.S.A. for cash consideration of approximately $36.0 million subject to certain net working capital adjustments. The proceeds of the sale are subject to a sales commission to the Company's investment banker. The Company recorded a loss on disposal of approximately $42.0 million related to this transaction in the fourth quarter of 2001. The loss was adjusted in the second quarter of 2002 and a gain on disposal was recorded in the amount of $0.4 million after the consummation of the sale.

     In addition, the Company has reported the operating results of its Engineered Products segments separately in its consolidated statements of operations as a component of discontinued operations. The Company recorded income from discontinued operations of approximately $0.6 million for the six months ended June 30, 2002 and a loss from discontinued operations of $0.3 million for the second quarter of 2002. For the six months ended June 30, 2001 and the second quarter of 2001, the Company recorded income from discontinued operations of approximately $4.2 million and $2.3 million, respectively.

     Revenue for the Engineered Products segment was $22.7 million and $4.1 million for the six months and three months ended June 30, 2002, respectively. Additionally, revenue for the Engineered Products segment was $54.8 million and $23.6 million for the six months and three months ended June 30, 2001, respectively.

     At December 31, 2001, the Company's financial statements include current assets of $17.5 million and current liabilities of $6.4 million related to the Engineered Products segment. Property, plant and equipment, including goodwill, held for disposition at December 31, 2001 include $29.7 million related to the Engineered Products segment.

     Restricted cash at June 30, 2002 represents the proceeds remaining from the sale of the Engineered Products segments.

   Sale of Friede Goldman Newfoundland, Limited

     In March 2002, the Company completed the sale of substantially all the assets of its wholly-owned subsidiary, Friede Goldman Newfoundland Limited ("FGN") for cash consideration of $5.0 million which represents primarily repayment of intercompany debt. In addition, the Province of Newfoundland agreed to waive certain liquidated damages related to noncompliance with minimum employment levels at the Company's Canadian shipyards during 1999 and 2000. In the fourth quarter of 2001, the Company wrote down the assets of this subsidiary to their net realizable value and recorded a loss of approximately $4.9 million. The loss was adjusted in 2002 and gains of $0.6 million and $0.5 million were recorded in first and second quarters of 2002, respectively, after the consummation of the sale. The property, plant and equipment of FGN is included in property, plant and equipment including goodwill held for disposition at December 31, 2001. A component of equipment and inventory which was not included in the sale is in the process of being relocated to one of the Company's Texas facilities within the Offshore segment.

     Disposition of FGO East Facility

     The Company has approximately $19.9 million in outstanding principal related to its bonds that were guaranteed by the U. S. Maritime Administration ("MARAD"). MARAD has subsequently made full payment relating to this guarantee. The bonds were issued in December 1997, under Title XI, to partially finance construction of the Company's FGO East Facility. The Company's plan of reorganization filed March 22, 2002 contemplates abandoning this facility to MARAD in full satisfaction of its claims. As a result, the Company recorded a loss on assets held for disposition of approximately $17.1 million in the fourth quarter of 2001, which represents the excess of the carrying value of the Company's FGO East Facility's fixed assets over the outstanding principal amount of the MARAD bonds. The property, plant and equipment of the FGO East Facility is included in property, plant and equipment including goodwill held for disposition at June 30, 2002 and December 31, 2001. The Company anticipates amending and re-filing the plan of reorganization due to the sale of the Vessels segment. The amended plan or the possible sale of the Offshore segment may change the decision to abandon this facility.

   Sale of Friede & Goldman, Ltd.

     In June 2002, the company completed the sale of substantially all the assets of its wholly owned subsidiary, Friede & Goldman, Ltd. ("FGL") for cash consideration of $15.0 million subject to certain net working capital adjustments. The proceeds of the sale are subject to a sales commission to the Company's investment banker. The Company has recorded a gain of $11.9 million related to this transaction in the second quarter of 2002. The property, plant and equipment of FGL is included in property, plant and equipment including goodwill held for disposition at December 31, 2001.

6.   Other Receivables

     Other receivables consist of $15.4 million related to the sale of FGL and $5.0 million related to the working capital adjustment on the Amclyde sale. The receivable related to the sale of FGL was paid on July 5, 2002. The Company and Hydralift have not reached an agreement regarding the working capital adjustment and the parties have engaged a third party arbitrator to finalize the working capital adjustment.

7.   Inventories

     At June 30, 2002 and December 31, 2001, inventories consisted of the following:

                                          June 30,  December 31,
                                            2002      2001
                                        ------------------------
                                            (in thousands)
Jack-up rig components                   $15,381    $15,381
Steel and other raw materials              7,050     14,487
Other                                         --      3,704
                                         -------    -------
                                          22,431     33,572
Less reserve for obsolete inventories     13,500     15,992
                                         -------    -------

                                         $ 8,931    $17,580
                                         =======    =======

8.   Other Assets

     At June 30, 2002 and December 31, 2001, other assets included restricted cash in the amount of $8.6 million that has been pledged to secure bonds relating to construction contracts and $1.2 million in restricted cash related to the sale of BLM.

9.   Reconciliation of Net Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted net income (loss) per share before discontinued operations:


                                                       Three Months Ended June 30,   Six Months Ended June 30,
                                                      ----------------------------  ---------------------------
                                                         2002          2001            2002         2001
                                                      ---------     ---------       ---------     ---------
                                                               (in 000's, except per share data)
Numerator:
      Net income (loss) before discontinued
        operations, basic and diluted                 $  7,222      $(18,924)      $   (198)      $(92,410)
                                                      ========      ========       ========       ========

Denominator:
      Weighted  average shares outstanding              48,709        48,709         48,709         48,709
     Effect of dilutive securities:
         Stock options                                      --            --             --             --
                                                      --------       -------       --------       --------
     Denominator for net income (loss) before
        discontinued operations, basic and diluted      48,709        48,709         48,709         48,709
                                                      ========       =======       ========       ========

Net income (loss) per share before
             discontinued operations, diluted         $   0.15      $  (0.39)      $     --        $ (1.90)
                                                      ========      ========       ========       ========

     The effect on net income (loss) per share before discontinued operations, diluted, would be anti-dilutive if the stock options and the conversion of the 4 1/2% Convertible Subordinated Notes had been assumed in the computation for the three and six months ended June 30, 2002 and 2001.

10.  Comprehensive loss

     Other comprehensive loss includes foreign currency translation adjustments. Total comprehensive loss was as follows:

                                                     Six Months Ended
                                                         June 30,
                                                   2002           2001
                                                -----------   -------------
                                                      (in thousands)
       Net loss                                 $(37,942)       $(82,440)
       Other comprehensive loss:
             Foreign currency translation           (132)         (1,337)
                                                --------        --------

       Comprehensive loss                       $(38,074)       $(83,777)
                                                ========        ========

11.  Captive Insurance Company

     Prior to March 1, 2000, Offshore Marine Indemnity Company ("OMIC"), a wholly-owned subsidiary of the Company domiciled in Vermont, acted as a fronting reinsurance captive company for the Company workers' compensation insurance program. On June 7, 2001, the Commissioner of the Vermont Department of Banking, Insurance, Securities and Healthcare Administration was ordered by the Washington County Superior Court in the State of Vermont to take possession and control of all or part of the property, books and accounts, documents and other records of OMIC. OMIC and its officers, managers, agents, employees and other persons were also enjoined from disposing of its property and from transacting its business except with the written consent of the Commissioner. Based on the court order, the Company does not exercise control over OMIC. Accordingly, the subsidiary was deconsolidated and the Company eliminated the insurance reserves and reinsurance receivables from its balance sheet and wrote off its investment in OMIC totaling $1.4 million during 2001. At June 30, 2002, the Company had amounts due to OMIC of approximately $5.2 million. This liability is included in accrued liabilities in the accompanying balance sheet.

     OMIC assumed certain risks from Reliance Insurance Company (Reliance) under a reinsurance agreement from March 1997 to March 2000. OMIC assumed risk for the first $250,000 on individual workers' compensation losses written through Reliance for the Company. Pursuant to the terms of the reinsurance agreement with Reliance, amounts due from OMIC to Reliance are secured by a letter of credit issued in favor of Reliance. At June 30, 2002, the remaining balance of this letter of credit was $5.7 million. Reliance has notified the Company that it believes the letter of credit was issued for the benefit of all of Reliance's policyholders. The Company has filed suit against Reliance to prevent any draws on the letter of credit that would fund claim payments other than payments related to OMIC. The outcome of this suit is uncertain.

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

12.  Contingencies

   Bankruptcy Claims

     As a result of certain of the contractual matters described in Note 12 and other claims asserted by secured and unsecured creditors, the Company has been notified that proofs of claims filed with the Bankruptcy Court related to its Chapter 11 filing significantly exceed the liabilities the Company has recorded. At June 30, 2002 and December 31, 2001, the Company accrued its best estimate of the liability for the resolution of these claims. This estimate has been developed in consultation with outside counsel that is handling the bankruptcy and defense of these matters. To the extent additional information arises or the Bankruptcy Court approves the proofs of claims as filed, it is possible that the Company's estimate of its liability in these matters may change. Management believes any change to the Company's estimate will increase the balance of its liabilities subject to compromise.

   Economic Incentive Program

     In connection with the construction of the FGO East Facility, the County of Jackson, Mississippi, agreed to dredge the ship channel and build roads and other infrastructure under an economic incentive program. The terms of the economic incentive program require that the Company maintain a minimum employment level of 400 jobs through the FGO East Facility during the primary term of the FGO East Facility's 20-year lease. If the Company fails to maintain the minimum employment level, the Company could be required to pay interest to the county based upon the labor shortfall or pay the remaining balance of the $6.0 million loan incurred by the county to finance such improvements. The Company was in compliance with this provision at June 30, 2002.

   Liberty Mutual and Wausau

     On December 5, 2000, the Company reached a settlement agreement with a former workers' compensation provider. In conjunction with this agreement, the Company was to pay approximately $3.0 million as its share of the settlement of all claims arising from this case. As of the bankruptcy filing date, the Company had paid approximately $1.75 million of the settlement. The Bankruptcy Court on October 2, 2001 denied the Company and another co-defendant permission to pay the remaining $1.25 million of the settlement. As a result of this ruling, the insurer may file a claim for an amount substantially greater than the remaining installment. As of June 30, 2002, $1.25 million, the amount of the remaining installment, was included in liabilities subject to compromise on the accompanying balance sheet. The Company believes that any additional amounts, which may be approved by the Bankruptcy Court, will also be a liability subject to compromise.

13.  Contractual Matters

     The Company's results of operations for the six months ended June 30, 2002 and 2001 and its current financial condition have been materially and adversely impacted by contracts for the construction of four semi-submersible drilling rigs (Ocean Rig and Petrodrill contracts), one vehicle car carrier (Pasha contract) and one heavy derrick-lay barge (CNOOC contract), as further described below.

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

     On December 10, 2001, the Company entered into a Delivery and Close-Out Agreement with Ocean Rig under which both parties waived and released all claims each had against the other except certain limited claims reserved in the Agreement. The Agreement is subject to the approval of the Bankruptcy Court. The Court's approval of the Delivery and Close-Out Agreement was not received prior to the deadline for filing proofs of claim in the Bankruptcy Court. In order to preserve its rights, Ocean Rig filed unquantified proofs of claim for both rigs. On May 16, 2002, the Court entered an order approving the Delivery and Close-Out Agreement. Pursuant to the order, the proofs of claim filed by Ocean Rig are deemed held in abeyance. If the Company fails to comply with the mutual waivers and releases of the Delivery and Close-Out Agreement, the proofs of claim could be reactivated and amended. The Company does not believe that the proofs of claim will be reactivated and amended.

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

     On May 4, 2001, the Company announced that it filed with the Bankruptcy Court a motion to reject the contracts related to the Petrodrill project. This motion was approved by the Bankruptcy Court in June 2001 and finalized in July 2001. Work on the projects was discontinued effective May 4, 2001. Construction on the projects resumed pursuant to a Bankruptcy Court motion effective September 6, 2001. This motion provided for the Company to work as authorized by the customer and surety company for a 120-day period on Rig I and a 150-day period on Rig II. These periods began on September 6, 2001. The construction was to be performed at specified labor, equipment and material billing rates. In December 2001, the Company, Petrodrill and Fireman's Fund jointly moved for and were granted an extension of time to April 4, 2002 for the removal of the first rig from the Company's Pascagoula, Mississippi shipyard and to May 9, 2002 for the removal of the second rig from the Company's shipyard in Orange, Texas. Work continued past the deadlines based on a mutual agreement by both parties under the same terms of the court agreement. Our work was completed on the first rig and it was removed from our property on May 3, 2002. Our work was completed on the second rig and it was removed from our property on July 26, 2002.

     At June 30, 2002, $19.2 million was included in the Company's reserve for estimated costs to compete the contract, which represents its estimate of the remaining cost of completion in excess of future billings at the time work on the project was suspended. The Company's estimate was based on an uninterrupted work plan the Company developed during the first quarter of 2001. At June 30, 2002, $24.8 million was included in the Company's liabilities related to costs funded to date by the surety. The Company believes its liability related to the project at June 30, 2002 is limited to the sum of these two liabilities, approximately $44.0 million. This amount is included in liabilities subject to compromise in the accompanying balance sheet.

     Petrodrill has submitted proofs of claim totaling $477.0 million based on estimated costs to complete the rigs and lost revenues. Fireman's Fund has submitted proofs of claim which are unquantified at this time. The Company believes Petrodrill's claim substantially exceeds its reserve of $44.0 million as of June 30, 2002 due to delays caused by the customer/surety and the customer's/surety's inaction on resolving the strategy to complete construction of the rigs. The Company is not privileged to the customer's/surety's final strategy for completion of these projects and their claims and does not have information as to the estimated final cost to complete under the customer's/surety's strategy. The Company believes the claims made by Petrodrill and the surety, if substantiated, would be a liability subject to compromise. There is no assurance that management's position regarding the value of the claims of Petrodrill and Fireman's Fund will be upheld by applicable courts and additional liabilities will not result in excess of the reserve recorded at June 30, 2002.

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

     At June 30, 2002, $7.8 million was included in the Company's reserve for estimated costs to complete the contract, which represents its estimate of the remaining costs of completion in excess of future billings at the time work on the project was suspended. The customer has submitted proofs of claim totaling $906.0 million and the surety has submitted proofs of claim which are unquantified at this time. The Company believes the claims made by the customer and the surety, if substantiated, would be a liability subject to compromise. There is no assurance that management's position regarding the value of the claims of the customer and the surety will be upheld by applicable courts and additional liabilities will not result in excess of the reserve recorded at June 30, 2002.

   CNOOC

     The Company filed a motion with the Bankruptcy Court to reject the contract with China National Offshore Oil Company (CNOOC) for the construction of a heavy derrick-lay barge. Liberty Mutual Insurance Company (Liberty Mutual) opposed the contract rejection. Pursuant to the contract, CNOOC was provided a bank guarantee from Royal Bank of Canada (Royal Bank). After the Company filed for bankruptcy, CNOOC received approximately $10.9 million from Royal Bank under the bank guarantee. Under a counter guarantee, Royal Bank received from Liberty Mutual the same amount that Royal Bank paid to CNOOC. Prior to filing for bankruptcy, the Company and certain of its subsidiaries entered into an indemnification agreement with Liberty Mutual providing that the Company and those subsidiaries would indemnify Liberty Mutual for any amount paid to Royal Bank under the counter guarantee. At June 30,2002, approximately $10.9 million was included in the Company's liabilities subject to compromise in the accompanying balance sheet for the indemnification agreement. Liberty Mutual has submitted proofs of claim which are unquantified at this time. Liberty Mutual has also asserted claims against proceeds received by a subsidiary of the Company under post-petition contacts between the subsidiary and CNOOC. The Company believes any claim made by Liberty Mutual would be a liability subject to compromise and no loss exposure exists in excess of the liability recorded.

14.  Subsequent Event

     The Company is a subcontractor in the construction of a vessel which was damaged by fire on July 2, 2002. Subsequently, the owner of the vessel and Trinity Yachts, Inc. have each filed motions with the United States Bankruptcy Court seeking administrative claims against the Company in the amounts of approximately $19.0 and $24.0 million, respectively, relating to their alleged damages. At this time, the Company believes that insurance coverage is adequate to cover any liability the Company is determined to bear in this matter and no provision for loss has been made at this time.

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

   Overview

     On March 22, 2002, we filed a Plan of Reorganization with the United States Bankruptcy Court, which is subject to the approval of the Court. The Plan of Reorganization includes the reorganization of substantially all of our Offshore and Vessels segments and the disposition of our Engineered Products segment as well as the disposition through sale, or otherwise, of our other subsidiaries and assets. The Company anticipates amending and re-filing the plan of reorganization due to the sale of the Vessels segment. In addition to amending and re-filing the plan of reorganization, the Company is also evaluating options to sell its Offshore segment. The amended plan will be subject to the approval of the Court.

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

     During 2001 and 2002, the demand for our services related to the construction, conversion and repair of offshore drilling rigs was weak due to declines in oil and natural gas prices, the general weakening in the domestic and international economy and uncertainties related to our Chapter 11 filing. The price for oil generally remained above $25 per barrel in 2001; however, natural gas prices declined dramatically from a high on the spot market of almost $10/mcf to around $2/mcf at the end of the year. Natural gas prices began to weaken during June 2001 as a result of increasing inventory levels. Natural gas prices experienced further declines as warmer than normal weather and economic slowdowns in the U.S. and internationally reduced demands for natural gas. These economic events caused exploration and production companies in the U.S. Gulf of Mexico to limit their capital investments and contributed to a collapse in domestic drilling activity during the second half of 2001. These trends have continued in 2002. The U.S. Gulf of Mexico is the primary market for our services related to the conversion and repair of offshore drilling rigs. As the demand for offshore drilling rigs in the Gulf of Mexico softened, our operating results were negatively impacted because of our dependence on customers that operate drilling rigs and provide other offshore energy services in this market.

Results of Operations

     The consolidated financial statements include the accounts of FGH, Inc. and its wholly-owned subsidiaries, including, among others, Friede Goldman Offshore, Inc. ("FGO"), Friede & Goldman, Ltd. ("FGL") through the sale date of June 30, 2002, Friede Goldman Newfoundland Limited ("FGN") through the sale date of March 28, 2002, and Halter Marine, Inc.

("Halter")(collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated.

   Three Months Ended June 30, 2002 vs. Three Months Ended June 30, 2001

     The Company has reported the operating results of its Vessels and Engineered Products segments for the three months ended June 30, 2002 and 2001 separately in its consolidated statements of operations as a component of discontinued operations.

     Contract revenue from continuing operations decreased 22.7% to $26.9 million for the second quarter of 2002 compared to $34.8 million for the second quarter of 2001. The overall decrease of $7.9 million was primarily due to work on two new build semi-submersible drilling rigs (Ocean Rig) which were completed in the third quarter of 2001 and have not been replaced in 2002. Additionally, work performed on the CNOOC contract in 2001 has not been replaced in 2002.

     Gross profit from continuing operations increased to $5.0 million, or 18.6% of revenue, for the second quarter of 2002 compared to $1.6 million, or 4.6% of revenue, for the second quarter of 2001. The increase in margin is primarily due to earnings on post rejection work on the Petrodrill court motion and various smaller projects included in 2002 which were not in progress in the second quarter of 2001.

     Selling, general and administrative expenses ("SG&A expenses") were $3.0 million for the second quarter of 2002, or 11.1% of gross revenue, compared to $5.7 million, or 16.4% of gross revenue, for the second quarter of 2001. The decrease in SG&A expenses is due to personnel reductions and other cost-saving measures we implemented.

     Amortization of goodwill was $2.8 million for the second quarter of 2001. Amortization of goodwill is no longer being recorded in 2002 as a result of the goodwill impairment charge of $201.6 million that was recorded in the fourth quarter of 2001 and the disposition of the Company's Engineered Products segment.

     Net interest expense (interest expense less interest income) was $3.6 million for the second quarter of 2002 relatively unchanged compared to $3.5 million for the second quarter of 2001. The Company recorded a $1.0 million adjustment in the second quarter of 2001 related to discount accretion on the $185.0 million, 4 1/2% convertible subordinated notes. Contractual interest expense of $2.1 million and $1.7 million on the 4 1/2% convertible subordinated notes was not recorded in the second quarters of 2002 and 2001 due to the Chapter 11 filing.

     The Company incurred professional fees of $3.5 million in the second quarter of 2002 compared to $2.0 million in the second quarter of 2001 related to its bankruptcy proceeding and reorganization in 2001. The Company also wrote-off $2.6 million of debt issuance costs related to the 4 1/2% subordinated convertible notes in the second quarter of 2001 due to the notes being reclassified as a liability subject to compromise.

     The Company recorded a gain on sale of assets in the amount of $12.4 million in the second quarter of 2002. This gain includes $11.9 million related to the sale of FGL and a $0.5 million adjustment related to the FGN sale.

    Discontinued Operations

     The Company recorded a loss from operations of its Engineered Products segment of $0.3 million for the quarter ended June 30, 2002 as compared to income of $2.3 million from discontinued operations recorded for the quarter ended June 30, 2001 due to the disposition of Amclyde in the second quarter of 2002.

     The Company recorded an adjustment to the disposal of Engineered Products in the amount of $0.4 million in the second quarter of 2002 and a gain of $16.0 million in the second quarter of 2001 related to the sale of its French subsidiaries in the Engineered Products segment.

     The Company recorded losses from operations of Vessels in the amounts of $2.3 million and $8.7 million in the second quarter of 2002 and 2001, respectively.

     In the second quarter of 2002, the Company recorded a loss on the disposal of Vessels in the amount of $34.0 million related to the sale of Halter Marine, Inc.

     The Company did not record income tax expense in the second quarter of 2002 compared to $3.6 million in the second quarter of 2001. As a result of losses recorded during the fourth quarter of 2000 and during the year ended December 31, 2001, the benefits available for financial reporting purposes were limited significantly. The Company has recorded a valuation allowance which offsets substantially all of the deferred tax assets arising from contract reserves and net operating loss carry-forwards generated through the current period. The income tax expense recorded during the second quarter of 2001 relates to income generated by foreign subsidiaries.

   Six  Months Ended June 30, 2002 vs. Six Months Ended June 30, 2001

     The Company has reported the operating results of its Vessels and Engineered Products segments for the six months ended June 30, 2002 and 2001 separately in its consolidated statements of operations as a component of discontinued operations.

     Contract revenue from continuing operations, decreased 38.4% to $52.9 million for the six months ended June 30, 2002 compared to $85.9 million for the six months ended June 30, 2001. The overall decrease of $33.0 million was primarily due to work on two new build semi-submersible drilling rigs (Ocean
Rig) which were completed in the third quarter of 2001 and have not been replaced in 2002. Additionally, work performed on the CNOOC contract during the six months ended June 30, 2001 has not been replaced in 2002.

     Gross profit from continuing operations was $9.8 million, or 18.3% of revenue, for six months ended June 30, 2002 compared to $3.4 million or 4.0% of revenue, for the six months ended June 30, 2001. The overall change is primarily due to earnings on post rejection work on the Petrodrill court motion and various smaller projects included in 2002 which were not in progress in the six months ended June 30, 2001.

     Selling, general and administrative expenses ("SG&A expenses") were $7.4 million for the six months ended June 30, 2002, or 14.0% of gross revenue, compared to $13.2 million, or 15.3% of gross revenue, for the six months ended June 30, 2001. The decrease in SG&A expenses is due to personnel reductions and other cost-saving measures we implemented.

     Amortization of goodwill was $5.6 million for the six months ended June 30, 2001. Amortization of goodwill is no longer being recorded in 2002 as a result of the goodwill impairment charge of $201.6 million that was recorded in the fourth quarter of 2001 and the disposition of the Company's Engineered Products segment.

     Net interest expense (interest expense less interest income) decreased to $7.4 million for the six months ended June 30, 2002 compared to $12.2 million for the six months ended June 30, 2001 primarily due to contractual interest expense of $4.2 million and $1.4 million on the 4 1/2% convertible subordinated notes not being recorded in the six months ended June 30, 2002 and 2001, respectively, due to the Chapter 11 filing.

     The Company recorded discount accretion of $54.9 million during the six months ended June 30, 2001 related to the reclassification of the $185.0 million, 4 1/2% convertible subordinated notes as a liability subject to compromise.

     The Company incurred professional fees of $7.8 million in the six months ended June 30, 2002 related to it's bankruptcy proceeding and reorganization in 2001 compared to $2.0 million for the six months ended June 30, 2001. In 2001, the Company also wrote-off $2.6 million of debt issuance costs related to the 4 1/2% subordinated convertible notes due to the notes being reclassified as a liability subject to compromise.

     Additionally, the Company recorded a gain on sale of assets in the amount of $12.9 million in the six months ended June 30, 2002. This gain includes $11.8 million related to the sale of FGL. Additionally, an adjustment of $1.1 million was recorded which relates to the sale of FGN.

   Discontinued Operations

     The Company recorded income from operations of its Engineered Products segment of $0.6 million for the six months ended June 30, 2002 as compared to $4.2 million from discontinued operations recorded for the six months ended June 30, 2001 due to the disposition of Amclyde in the second quarter of 2002.

     The Company recorded an adjustment to the disposal of Engineered Products in the amount of a $ 0.4 million gain in the second quarter of 2002 and a gain of $16.0 million in the second quarter of 2001 related to the sale of Amclyde and its French subsidiaries, respectively.

     The Company recorded a loss from operations of Vessels in the amounts of $4.7 million and $10.3 million in the six months ended June 30, 2002 and 2001, respectively.

     In the second quarter of 2002, the Company recorded a loss on the disposal of Vessels in the amount of $34.0 million related to the sale of Halter Marine, Inc.

     The Company had income tax expense of $0.3 million in the six months ended June 30, 2002 compared to $4.0 million in the six months ended June 30, 2001. As a result of losses recorded during the fourth quarter of 2000 and during the year ended December 31, 2001, the benefits available for financial reporting purposes were limited significantly. The Company has recorded a valuation allowance which offsets substantially all of the deferred tax assets arising from contract reserves and net operating loss carry-forwards generated through the current period. The income tax expense recorded during the six months ended June 30, 2002 and 2001 relates to income generated by foreign subsidiaries.

     Our backlog from continuing operations of $24.1 million at June 30, 2002 increased 200.0% compared to $8.0 million at June 30, 2001.

Liquidity and Capital Resources

     As further described in Note 2, we filed a petition for relief under Chapter 11 of the United States Bankruptcy code in April 2001.

   Cash flow summary

     During the six months ended June 30, 2002, we financed our business activities through funds generated from cash balances, including those generated through collections of accounts receivable and proceeds received from the sale of FGN and Engineered Products.

     Net cash used in operating activities during the six months ended June 30, 2002 was $19.5 million including a net loss of $37.9 million and a $20.6 million loss on sale of subsidiaries for the period offset by $7.8 million in depreciation and amortization. Funds generated through operating activities included a $5.3 million decrease in contract and other receivables. Funds used by operating activities included a $8.3 million decrease in billings in excess of costs and estimated earnings on uncompleted contracts.

     Net cash provided by investing activities during the six months ended June 30, 2002 was $10.5 million which reflected $35.7 million and $4.2 million in net proceeds from the sale of Engineered Products and FGN, respectively, during the period. This was offset by a $29.4 million increase in restricted cash which reflects the proceeds remaining from the sale of the Engineered Products segment.

      Net cash used by financing activities during the six months ended June 30, 2002 was $3.7 million. We had net repayments under our line of credit of $1.3 million and repayments of borrowings from other debt facilities of $2.5 million.

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

     The interest rate on the line of credit is based on the default rate which was 9.5% at June 30, 2002. The Company is also obligated to pay certain fees, including a commitment fee equal to (i) during year one of the facility, 0.50% of the unused portion of the line of credit and (ii) thereafter, a range of 0.25% to 0.50% of the unused portion of the line of credit. The term loan bears interest at the default rate of 15.0% at June 30, 2002.

     The Restated Credit Agreement requires that the Company comply with certain financial and operating covenants, including limitations on additional borrowings and capital expenditures, utilization of cash management accounts, maintenance of certain minimum debt coverage ratios, minimum EBITDA, net worth and other requirements. The Company was not in compliance with these covenants during the quarter ended June 30, 2002.

     On February 15, 2002, the Company entered into its third Amended Cash Collateral Agreement with Foothill Capital Corporation, as agent for itself and another lender. Subsequent court hearings extended the Company's continued use of its operating cash until October 4, 2002. The Company also agreed to comply with certain requirements relating to cash receipts and disbursements and agreed to make weekly adequate protection payments of $200,000. The Agreement also stipulates the Company's consent for Foothill to accrue interest on all indebtedness whether incurred pre or post petition at the contractual default rate of interest set forth in the Pre-Petition Loan Documents.

     Total balances outstanding under the Restated Credit Agreement at June 30, 2002 were $84.1 million including $13.7 million in letters of credit. Upon the closing of the Vessel segment, the outstanding letter of credit will be reduced to $6.0 million resulting from the elimination of a contract guarantee. Included in the letter of credit amount is a $5.7 million letter of credit which is being used to fund worker's compensation claims payable by the Company's unconsolidated captive insurance subsidiary.

   MARAD Financing Agreement

     As of June 30, 2002, the Company had approximately $19.9 million in outstanding principal related to its bonds that were guaranteed by the U. S. Maritime Administration ("MARAD"). MARAD has subsequently made full payment relating to this guarantee. The bonds were issued in December 1997, under Title XI, to partially finance construction of our FGO East Facility. The Company's plan of reorganization filed on March 22, 2002 contemplates abandoning this facility to MARAD in full satisfaction of its claims. The Company anticipates amending and re-filing the plan or reorganization due to the sale of the Vessels segment. The amended plan or the possible sale of the Offshore segment may change the decision to abandon this facility.


   Convertible Subordinated Notes

     The 4 1/2% Convertible Subordinated Notes (the "Notes") were issued by HMG on September 15, 1997 and mature on September 15, 2004. The Notes were issued under an Indenture Agreement (the "Indenture") that provides that the Notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $55.26 per share. As a result of the November 3, 1999 merger, the recorded book value of the Notes was adjusted to reflect the fair market value on the date of the merger. Accordingly, a discount of $70.3 million was recorded. Interest on the Notes is payable semiannually, in arrears, on March 15 and September 15 of each year, with principal due at maturity. The Company has included the outstanding principal balance of $185.0 million in liabilities subject to compromise as of June 30, 2002 and December 31, 2001. Pursuant to the requirements of Statement of Position 90-7,
"Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company ceased accruing interest related to these Notes beginning April 19, 2001.

Forward-Looking Statements

     This Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q, are forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including (i) risks related to our ability to meet our financial obligations when due and generate sufficient cash flow from operating or financing activities to sustain projected operating levels, and (ii) risks related to uncertainties caused by our Chapter 11 filing, (iii) risks of reduced levels of demand for our products and services resulting from reduced levels of capital expenditures of oil and gas companies relating to offshore drilling and exploration activity and reduced levels of capital expenditures of offshore drilling contractors, which levels of capital expenditures may be affected by prevailing oil and natural gas prices, expectations about future oil and natural gas prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions, the ability of oil and gas companies to access or generate capital sufficient to fund capital expenditures for offshore exploration, development and production activities, and other factors, (iv) risks related to expansion of operations, either at our shipyards or one or more other locations,
(v) operating risks relating to conversion, retrofit and repair of drilling rigs, new construction of drilling rigs and production units and the design of new drilling rigs (vi) contract bidding risks, (vii) risks related to dependence on and performance by significant customers, (viii) risks related to the failure to realize the level of estimated backlog due to determinations by one or more customers to change or terminate all or portions of projects included in such estimation of backlog, (ix) risks related to regulatory and environmental matters, (x) risks related to the completion of contracts to construct offshore drilling rigs at costs not in excess of those currently estimated and prior to the contractual delivery dates, (xi) risks of untimely performance by companies which provide services to us as subcontractors under construction contracts, and
(xii) risks related to our ability to retain a highly skilled and motivated workforce and attract additional personnel to perform under our existing and anticipated contracts. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

     Our market risk disclosures set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 have not changed significantly through the period ended June 30, 2002.


                           PART II--OTHER INFORMATION

Item 1.    Legal Proceedings

   CNOOC

     The Company filed a motion with the Bankruptcy Court to reject the contract with China National Offshore Oil Company (CNOOC) for the construction of a heavy derrick-lay barge. Liberty Mutual Insurance Company (Liberty Mutual) opposed the contract rejection. Pursuant to the contract, CNOOC was provided a bank guarantee from Royal Bank of Canada (Royal Bank). After the Company filed for bankruptcy, CNOOC received approximately $10.9 million from Royal Bank under the bank guarantee. Under a counter guarantee, Royal Bank received from Liberty Mutual the same amount that Royal Bank paid to CNOOC. Prior to filing for bankruptcy, the Company and certain of its subsidiaries entered into an indemnification agreement with Liberty Mutual providing that the Company and those subsidiaries would indemnify Liberty Mutual for any amount paid to Royal Bank under the counter guarantee. At June 30,2002, approximately $10.9 million was included in the Company's liabilities subject to compromise in the accompanying balance sheet for the indemnification agreement. Liberty Mutual has submitted proofs of claim which are unquantified at this time. Liberty Mutual has also asserted claims against proceeds received by a subsidiary of the Company under post-petition contacts between the subsidiary and CNOOC. The Company believes any claim made by Liberty Mutual would be a liability subject to compromise and no loss exposure exists in excess of the liability recorded.

   Liberty Mutual and Wausau

     On December 5, 2000, the Company reached a settlement agreement with a former workers' compensation provider. In conjunction with this agreement, the Company was to pay approximately $3.0 million as its share of the settlement of all claims arising from this case. As of the bankruptcy filing date, the Company had paid approximately $1.75 million of the settlement. The Bankruptcy Court on October 2, 2001 denied the Company and another co-defendant permission to pay the remaining $1.25 million of the settlement. As a result of this ruling, the insurer may file a claim for an amount substantially greater than the remaining installment. As of June 30, 2002, $1.25 million, the amount of the remaining installment, was included in liabilities subject to compromise on the Company's balance sheet. The Company believes that any additional amounts, which may be approved by the Bankruptcy Court, will also be a liability subject to compromise.

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

     None.

Item 5. Other Information

     None.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

10.13 Purchase Agreement for the Sale of Halter Marine, Inc. between Friede Goldman Halter, Inc. and Bollinger Shipyards, Inc.

10.14 Purchase Agreement for the Sale of Halter Marine, Inc. between Friede Goldman Halter, Inc. and Vision Technologies Kinetics, Inc.

10.15 Amendment #1 to the Purchase Agreement for the Sale of Halter Marine, Inc. between Friede Goldman Halter, Inc. and Bollinger Shipyards, Inc.

10.16 Amendment #2 to the Purchase Agreement for the Sale of Halter Marine, Inc. between Friede Goldman Halter, Inc. and Bollinger Shipyards, Inc.

10.17 Amendment #1 to the Purchase Agreement for the Sale of Halter Marine, Inc. between Friede Goldman Halter, Inc. and Vision Technologies Kinetics, Inc.

10.18 Amendment #2 to the Asset Purchase Agreement for the Sale of Halter Marine, Inc. between Friede Goldman Halter, Inc. and Vision Technologies Kinetics, Inc.

99.1  CFO Certification

99.2  CEO Certification

(b)   Reports of Form 8-K.

During the second quarter of 2002, the Company filed the following current reports on Form 8-K:


Date of Report                 Description
--------------               --------------
June 12, 2002       Sale of Friede and Goldman LTD to United Heavy Machinery.

June 12, 2002       T. Jay Collins Assumes CEO Position

June 12, 2002       Friede Goldman Halter, Inc. signs contract to sell Halter
                    Marine.

May 15, 2002        J.L. Holloway resigns as Chairman of the Board of Directors.

April 19, 2002      Sale of Friede Goldman Newfoundland.

April 8, 2002       Friede Goldman Halter submits reorganization plan.

April 8, 2002       New Interim President and CEO

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gulfport, State of Mississippi, on the 14th day of August 2002.


                                 FRIEDE GOLDMAN HALTER, INC.

                                 By:    /s/   T. Jay Collins
                                    -----------------------------
                                          T. Jay Collins
                                    Chief Executive Officer



                                 By:   /s/  John J. Siben, II
                                    ------------------------------
                                           John J. Siben, II
                                         Senior Vice President
                                      and Chief Accounting Officer