Form 10-Q
period 2002-09-30
FRIEDE GOLDMAN HALTER INC
filed 2002-11-14
CIK 1039780

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the quarterly period ended: September 30, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from ________ to __________

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,710,579 shares as of November 7, 2002.

================================================================================

                          FRIEDE GOLDMAN HALTER, INC.

                               Table of Contents

                                                                                          Page No.
Part I.  Financial Information
         Item 1.   Financial Statements
                   Consolidated Balance Sheets as of September 30, 2002 and
                     December 31, 2001................................................              3
                   Consolidated Statements of Operations for the three months and nine
                     months ended September 30, 2002 and 2001 (unaudited).............              4
                   Consolidated Statements of Cash Flows for the nine months ended
                     September 30, 2002 and 2001 (unaudited)..........................              5
                   Notes to Consolidated Financial Statements (unaudited).............              7
         Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations........................................             23
         Item 3.   Quantitative and Qualitative Disclosures of Market Risk............             30
         Item 4.   Controls and Procedures............................................             30

Part II. Other Information
         Item 1.   Legal Proceedings..................................................             30
         Item 2.   Changes in Securities and Use of Proceeds.......................... Not applicable
         Item 3.   Defaults upon Senior Securities.................................... Not applicable
         Item 4.   Submission of Matters to a Vote of Security Holders................ Not applicable
         Item 5.   Other Information.................................................. Not applicable
         Item 6.   Exhibits and Reports on form 8-K...................................             31

Signatures............................................................................             32
CEO/CFO Letters of Certification......................................................             33

                         PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                 FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES
                           (as Debtor in Possession)

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                (in thousands)

                                                                                September 30, December 31,
                                                                                    2002          2001
                                                                                ------------- ------------
                                   ASSETS
                                   ------
Current assets:
   Cash and cash equivalents...................................................   $   9,631    $  20,403
   Restricted cash.............................................................      58,492       17,998
   Receivables, net:
       Contract receivables....................................................      11,405       23,705
       Other receivables.......................................................       5,981          526
   Income tax receivable.......................................................         206          206
   Inventories, net............................................................       7,261       17,580
   Costs and estimated earnings in excess of billings on uncompleted contracts.      10,884       16,557
   Prepaid expenses and other..................................................      10,428       11,625
   Deferred income tax asset...................................................      27,290       25,353
                                                                                  ---------    ---------
       Total current assets....................................................     141,578      133,953
                                                                                  ---------    ---------
Reinsurance receivables........................................................       5,000        5,000
Property, plant and equipment, net of accumulated depreciation.................      57,148      155,458
Long-lived assets held for disposition.........................................      79,018       56,930
Other assets...................................................................      12,421       15,280
                                                                                  ---------    ---------
       Total assets............................................................   $ 295,165    $ 366,621
                                                                                  =========    =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT
                    -------------------------------------
Current liabilities:
   Accounts payable............................................................   $  14,476    $  13,948
   Accrued liabilities.........................................................      27,715       28,976
   Billings in excess of costs and estimated earnings on uncompleted contracts.       3,812       15,124
   Current portion of long-term debt, including debt in default................     109,650      115,355
                                                                                  ---------    ---------
       Total current liabilities                                                    155,653      173,403
                                                                                  ---------    ---------
Liabilities subject to compromise..............................................     354,456      360,697
Deferred income tax liability..................................................      27,290       25,867
Stockholders' deficit:
   Preferred stock.............................................................          --           --
   Common stock................................................................         487          487
   Additional paid-in capital..................................................     299,357      299,357
   Retained deficit............................................................    (538,216)    (489,458)
   Accumulated other comprehensive loss........................................      (3,862)      (3,732)
                                                                                  ---------    ---------
       Total stockholders' deficit.............................................    (242,234)    (193,346)
                                                                                  ---------    ---------
       Total liabilities and stockholders' deficit.............................   $ 295,165    $ 366,621
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

                 FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES
                           (as Debtor in Possession)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                                                                Three Months Ended   Nine Months Ended
                                                                                   September 30,       September 30,
                                                                                ------------------  -------------------
                                                                                  2002      2001      2002       2001
                                                                                --------  --------  --------  ---------
Contract revenue earned........................................................ $ 20,384  $ 15,374  $ 73,323  $ 101,312
Cost of revenue earned.........................................................   17,438    12,975    60,597     95,476
                                                                                --------  --------  --------  ---------
    Gross profit...............................................................    2,946     2,399    12,726      5,836
Selling, general and administrative expenses...................................    2,498     5,250     9,899     18,438
Goodwill amortization..........................................................       --     2,788        --      8,365
                                                                                --------  --------  --------  ---------
    Operating income (loss)....................................................      448    (5,639)    2,827    (20,967)
Other expense (income):
    Interest expense, net (contractual interest of $5,706 and $4,446 for the three months ended September 30, 2002 and 2001, respectively and
     $17,296 and $18,028 for the nine months ended September 30, 2002
     and 2001, respectively)...................................................    3,602     2,322    11,037     14,479
    Discount on convertible subordinated notes.................................       --        --        --     54,878
    Other......................................................................       --       (23)       (9)        37
                                                                                --------  --------  --------  ---------
       Total other expense.....................................................    3,602     2,299    11,028     69,394
                                                                                --------  --------  --------  ---------
Loss before reorganization items, income taxes and discontinued
 operations....................................................................   (3,154)   (7,938)   (8,201)   (90,361)
                                                                                --------  --------  --------  ---------
Reorganization items:
    Professional fees..........................................................    3,340     5,274    11,181      7,274
    Loss on investment in unconsolidated subsidiary............................       --        --        --      1,372
    Gain on termination of deferred compensation plan..........................   (1,242)       --    (1,242)        --
    Write-off of deferred financing costs......................................    1,683        --     1,683      2,618
    (Gain) loss on sale of assets..............................................      474        --   (12,465)        --
                                                                                --------  --------  --------  ---------
       Total reorganization items..............................................    4,255     5,274      (843)    11,264
                                                                                --------  --------  --------  ---------
Loss before income taxes and discontinued operations...........................   (7,409)  (13,212)   (7,358)  (101,625)
Income tax expense (benefit)...................................................       --       (17)      251      3,980
                                                                                --------  --------  --------  ---------
Loss before discontinued operations............................................   (7,409)  (13,195)   (7,609)  (105,605)
                                                                                --------  --------  --------  ---------
Discontinued operations
    Income from operations of Engineered Products Segment......................       --     1,231       568      5,432
    Gain on disposal of Engineered Products Segment............................      892        --     1,299     16,041
    Income (loss) from operations of Vessels Segment...........................   (4,104)    1,143    (8,833)    (9,130)
    Loss on disposal of Vessels Segment........................................     (195)       --   (34,183)        --
                                                                                --------  --------  --------  ---------
       Total discontinued operations...........................................   (3,407)    2,374   (41,149)    12,343
                                                                                --------  --------  --------  ---------
Net loss....................................................................... $(10,816) $(10,821) $(48,758) $ (93,262)
                                                                                ========  ========  ========  =========
Net loss per share, basic and diluted:
    Net loss before discontinued operations.................................... $  (0.15) $  (0.27) $  (0.15) $   (2.16)
    Discontinued operations....................................................    (0.07)     0.05     (0.85)      0.25
                                                                                --------  --------  --------  ---------
    Net loss................................................................... $  (0.22) $  (0.22) $  (1.00) $   (1.91)
                                                                                ========  ========  ========  =========
Weighted average shares outstanding:
    Basic......................................................................   48,709    48,709    48,709     48,709
    Diluted....................................................................   48,709    48,709    48,709     48,709

  The accompanying notes are an integral part of these financial statements.

                 FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES
                           (as Debtor in Possession)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                        ------------------
                                                                                          2002      2001
                                                                                        --------  --------
Cash flows from operating activities:
   Net loss............................................................................ $(48,758) $(93,262)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization...................................................   11,573    24,686
       Provision for losses............................................................       --        25
       Loss on investment in unconsolidated subsidiary.................................       --     1,372
       Gain on termination of deferred compensation plan...............................   (1,242)       --
       Write-off of deferred financing costs...........................................    1,683     2,618
       (Gain) loss on sale of subsidiaries.............................................   20,419   (16,041)
       Discount on convertible notes...................................................       --    54,878
       Loss on sale of assets..........................................................       --        10
       Deferred income taxes...........................................................      140     4,844
       Changes in operating assets and liabilities:
          Decrease in contract and other receivables...................................    6,783    22,369
          Decrease in income tax receivable............................................       --       385
          Decrease in inventories......................................................      655     1,339
          (Increase) decrease in other assets..........................................     (844)    1,638
          Increase in accounts payable and accrued liabilities.........................      968    27,623
          Decrease in billings in excess of costs and estimated earnings on
            uncompleted contracts......................................................   (8,077)  (25,444)
          Decrease in costs and estimated earnings in excess of billings on
            uncompleted contracts......................................................   (1,658)   (2,903)
          Decrease in reserve for losses on uncompleted contracts......................       --   (36,416)
          Decrease in liabilities subject to compromise................................   (3,460)       --
                                                                                        --------  --------
          Net cash used in operating activities........................................  (21,818)  (32,279)
                                                                                        --------  --------
Investing activities:
   Capital expenditures for property, plant and equipment..............................     (303)   (4,064)
   Proceeds from sale of property, plant and equipment.................................      207         8
   Net proceeds from sale of subsidiaries, net of cash sold of $272 in 2002 and $5,717
     in 2001...........................................................................   55,073    26,559
   Restricted cash and cash equivalents................................................  (40,494)  (26,456)
                                                                                        --------  --------
          Net cash provided by (used in) investing activities..........................   14,483    (3,953)
                                                                                        --------  --------

  The accompanying notes are an integral part of these financial statements.

                 FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES
                           (as Debtor in Possession)

              CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                                  (Unaudited)
                                (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                  ------------------
                                                                    2002      2001
                                                                  --------  --------
Financing activities:
   Net borrowings (repayments) under line of credit.............. $   (818) $ 24,974
   Proceeds from borrowings under debt facilities................       --     4,274
   Repayments on borrowings under debt facilities................   (2,944)   (7,984)
                                                                  --------  --------
       Net cash provided by (used in) financing activities.......   (3,762)   21,264
                                                                  --------  --------
   Effect of exchange rate changes on cash.......................      325      (313)
                                                                  --------  --------
   Net decrease in cash and cash equivalents.....................  (10,772)  (15,281)
   Cash and cash equivalents at beginning of period..............   20,403    25,244
                                                                  --------  --------
   Cash and cash equivalents at end of period.................... $  9,631  $  9,963
                                                                  ========  ========
Supplemental disclosures:
   Cash paid for interest........................................ $  7,695  $  8,722
   Cash paid for income taxes.................................... $    194  $    271
   Cash refunds received for income taxes........................ $     --  $    385
Cash flows from operating activities before reorganization items:
   Cash receipts from customers.................................. $143,532  $ 52,802
   Cash payments to vendors, suppliers and employees............. $152,249  $ 56,212


  The accompanying notes are an integral part of these financial statements.

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                              September 30, 2002

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

   Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as Debtor in Possession. These claims are reflected in the September 30, 2002 and December 31, 2001 balance sheet as "liabilities subject to compromise." Claims secured against the Company's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Company's property, plant, and equipment. Additional claims (liabilities subject to compromise) have arisen subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)
                              September 30, 2002


   The Company retained the investment banking firm of Houlihan, Lokey, Howard & Zukin and the restructuring advisor of Glass and Associates, Inc. to assist in the preparation of a plan of reorganization. These advisors are assisting management and the Company's Board of Directors in evaluating various alternatives including, but not limited to, sales of assets and certain of the Company's business unit(s), infusion of capital, debt restructuring and any combination of these options.

   As further described in Note 5, on March 22, 2002, the Company filed a plan of reorganization with the United States Bankruptcy Court. The Company anticipates amending the plan of reorganization, inter alia, due to the sale of the vessels segment. In addition to amending the plan of reorganization, the Company is also evaluating options to sell its Offshore segment. On October 22, 2002, a hearing took place on the sale of Friede Goldman Offshore and the United States Bankruptcy Court approved the bidding procedures and set the auction for November 5, 2002. The Company and its Unsecured Creditor's Committee are evaluating offers received during this bidding process to conclude whether to sell the Offshore segment or include it in its reorganization. If the Offshore segment is sold and the sales price is less than the net book value of its assets, there will be a significant loss on the disposal of the Offshore segment. The amended plan will likely result in no recovery for current equity interests, whether or not the offshore segment is sold. The amount of any recovery to general creditors will depend on, but will not be limited to the following factors: (a) the ultimate value of pre-petition claims, (b) the dollar value obtained from possible sale of the remaining business unit, (c) the dollar amount realized from possible capital infusions and debt restructuring and (d) the dollar amount of claims associated with the administration of this case. Note 5 also contains information regarding asset sales and dispositions.

   The amended plan will reflect the Company's decision regarding the reorganization or disposition of the Offshore segment and that decision will be subject to approval of the United States Bankruptcy Court. The Company cannot provide assurance that the amended plan will be approved or that the Company will continue to operate in any form. It is not possible to assess the outcome of the Company's bankruptcy proceeding or whether the Company will operate in accordance with the amended plan, if approved.

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)
                              September 30, 2002


3.  Liabilities Not Subject to Compromise

   Liabilities not subject to compromise include liabilities incurred subsequent to the bankruptcy filing date, certain liabilities on contracts assumed by the Company and long-term debt and related interest which are secured by certain assets, primarily property and equipment. Long-term debt not subject to compromise as of September 30, 2002 and December 31, 2001 was as follows:

                                                                                     September 30, December 31,
                                                                                         2002          2001
                                                                                     ------------- ------------
                                                                                           (in thousands)
Borrowings under the Restated Credit Agreement:
   Line of credit...................................................................   $ 27,190      $ 28,346
   Term loan........................................................................     43,622        43,284
Notes payable to financial institutions and others bearing interest at rates ranging from 6.25% to 12.00%, payable in monthly installments, maturing at various
  dates through March 2013 and secured by equipment, a lease and real property......      2,512         4,237
Demand note payable to MARAD bearing interest at 6.35%, secured by
  equipment.........................................................................     19,854        19,854
Bonds payable, bearing interest at 7.99% payable in monthly installments
  commencing January 1999, maturing December 2008, secured by equipment.............     13,951        14,982
Capital lease obligations bearing interest at rates ranging from 6.86% to 16.84%
  maturing at dates ranging from October 2002 through September 2004................         21         2,152
Note payable, bearing interest at 7.05%, payable in quarterly installments, matured
  March 2002, secured by equipment..................................................      2,500         2,500
                                                                                       --------      --------
                                                                                        109,650       115,355
Less: Current portion of long-term debt including debt in default of $90.7 million
  and $91.5 million at September 30, 2002 and December 31, 2001, respectively.......    109,650       115,355
                                                                                       --------      --------
Long-term debt less current portion.................................................   $     --      $     --
                                                                                       ========      ========

   Accrued interest on long-term debt not subject to compromise was included in accrued liabilities at September 30, 2002 and December 31, 2001 in the amounts of $4.5 million and $2.4 million, respectively.

Restated Credit Agreement

   Effective October 24, 2000, the Company entered into a $110.0 million amended and restated credit agreement, comprised of a $70.0 million line of credit and a $40.0 million term loan (collectively, the "Restated Credit Agreement"). The Restated Credit Agreement has a three-year term. The line of credit is secured by substantially all of the Company's otherwise unencumbered assets, including accounts receivable, inventory, equipment, real property and all of the stock of its domestic subsidiaries. The term loan is secured by a subordinated security interest in the line of credit collateral.

   The Company understands that the lenders are accruing interest on the line of credit based on the default rate which was 9.00% at September 30, 2002. Additionally, the Restated Credit Agreement calls for certain fees, including a commitment fee equal to (i) during year one of the facility, 0.50% of the unused portion of the line of credit and (ii) thereafter, a range of 0.25% to 0.50% of the unused portion of the line of credit. The Company

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)
                              September 30, 2002

further understands that the lenders are accruing interest on the term loan at the default rate of 15% at September 30, 2002. The United States Bankruptcy Court has not yet approved default rate interest or any post petition fees in favor of the lendors.

   The Restated Credit Agreement requires that the Company comply with certain financial and operating covenants, including limitations on additional borrowings and capital expenditures, utilization of cash management accounts, maintenance of certain minimum debt coverage ratios, minimum EBITDA, net worth and other requirements. The Company was not in compliance with certain of these covenants during the nine months ended September 30, 2002.

   On February 15, 2002, the Company entered into its Third Amended Cash Collateral Agreement with Foothill Capital Corporation, as agent for itself and another lender. Subsequent court orders have extended the Company's continued use of its operating cash until December 29, 2002. The Company also agreed to comply with certain requirements relating to cash receipts and disbursements and agreed to make weekly adequate protection payments of $200,000. The Agreement also stipulates the Company's consent for Foothill to accrue interest on all indebtedness whether incurred pre or post petition at the contractual default rate of interest set forth in the Pre-Petition Loan Documents.

   Total balances outstanding under the Restated Credit Agreement at September 30, 2002 were $84.8 million including $13.7 million in letters of credit. Upon the closing of the Vessels segment or soon thereafter, the outstanding letters of credit will be reduced to $5.7 million. This remaining balance relates to a letter of credit which was posted to provide funding for the Company's worker's compensation obligations.

   The Company has reached an agreement which is the subject of a Bankruptcy Court order to pay Foothill Capital Corporation approximately $64.0 million in undisputed principal amount and undisputed non-default rate interest upon the sale of Halter Marine, Inc. Potentially disputed charges, which include default interest and various fees, in the estimated amount of $14.4 million will be held in an escrow account pending claims resolution. Further, the Company will fund an additional $6.0 million to cash secure the remaining outstanding letters of credit. On October 30, 2002, the Company made an initial payment to Foothill Capital Corporation in the amount of $73.7 million. Complete funding is subject to finalization and release of transaction escrow accounts related to our asset purchase agreements. Due to this agreement to satisfy the Foothill obligations, the Company recorded a loss of $1.7 million during the third quarter of 2002 to write-off the remaining balance of the deferred financing costs related to this debt.

  MARAD Financing Agreement

   As of September 30, 2002, the Company had approximately $19.9 million in outstanding principal related to its demand notes payable to the U.S. Maritime Administration ("MARAD"). The demand note resulted from MARAD making payment under its guarantee agreement to the holders of the bonds originally issued in December 1997, under Title XI, to partially finance construction of the FGO East Facility. The Company's plan of reorganization filed on March 22, 2002 contemplated abandoning this facility to MARAD in full satisfaction of its claims. The Company anticipates amending the plan of reorganization due to the sale of the Vessels segment. The amended plan or the possible sale of the Offshore segment may change the treatment of MARAD reflected in the original plan.

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)
                              September 30, 2002


GE Capital Public Finance Agreement

   On June 13, 2002, the Company entered into an agreed order in the Bankruptcy Court with GE Capital Public Finance ("GECPF") to make adequate protection payments on the GECPF loan. The order further provided that collateral proposed to be abandoned to GECPF in the Company's Plan of Reorganization filed March 22, 2002, would be abandoned to GECPF. As of this filing, GECPF has not taken action to obtain ownership or possession of the collateral. Negotiations are ongoing with GECPF regarding the ultimate disposition of collateral.

4.  Liabilities Subject to Compromise

   At September 30, 2002 and December 31, 2001, liabilities subject to compromise included the following:

                                          September 30, December 31,
                                              2002          2001
                                          ------------- ------------
                                                (in thousands)
           Convertible subordinated notes   $185,000      $185,000
           Accounts payable..............     72,651        86,739
           Contract liabilities..........     69,064        63,542
           Accrued interest..............      5,041         5,338
           Other accrued liabilities.....     22,700        20,078
                                            --------      --------
                                            $354,456      $360,697
                                            ========      ========

   In September 2002, the Bankruptcy Court issued an order limiting the amount of cash that could be disbursed to the participants in the Company's deferred compensation program which was less than the recorded liability. The Company reported a $1.2 million gain in the third quarter of 2002 as a result of reducing its liabilities subject to compromise related to its deferred compensation program.

  4 1/2% Convertible Subordinated Notes

   The 4 1/2% Convertible Subordinated Notes (the "Notes") were issued by Halter Marine Group on September 15, 1997 and mature on September 15, 2004. The Notes were issued under an Indenture Agreement (the "Indenture") that provides that the Notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $55.26 per share. As a result of the November 3, 1999 merger, the recorded book value of the Notes was adjusted to reflect the fair market value on the date of the merger. Accordingly, a discount of $70.3 million was recorded. Interest on the Notes is payable semiannually, in arrears, on March 15 and September 15 of each year, with principal due at maturity. The Company has included the outstanding principal balance of $185.0 million in liabilities subject to compromise as of September 30, 2002 and December 31, 2001. Pursuant to the requirements of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company ceased accruing interest related to these Notes beginning April 19, 2001.

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)
                              September 30, 2002


5.  Plan of Reorganization and Disposition of Assets

   On March 22, 2002, the Company filed a Plan of Reorganization with the United States Bankruptcy Court, which included the reorganization of substantially all of the Company's Offshore and Vessels segments and the disposition of its Engineered Products segment as well as the disposition through sale, or otherwise, of other of the Company's subsidiaries and assets as described below. As discussed in Note 2, the Company anticipates amending the plan of reorganization, inter alia, due to the sale of the Vessels segment. In addition to amending the plan of reorganization, the Company is also evaluating options to sell its Offshore segment. On October 22, 2002, a hearing took place on the sale of Friede Goldman Offshore and the United States Bankruptcy Court approved the bidding procedures and set the auction for November 5, 2002. The Company and its Unsecured Creditor's Committee are evaluating offers received during this bidding process to conclude whether to sell the Offshore segment or include it in its reorganization. The amended plan will reflect the Company's and its Unsecured Creditor's Committee decision regarding the reorganization or disposition of the Offshore segment and that decision will be subject to approval of the United States Bankruptcy Court. If the Offshore segment is sold and the sales price is less than the net book value of its assets, there will be a significant loss on the disposal of the offshore segment.

  Disposition of Vessels Segment

   In May 2002, the Company entered into a contract with Bollinger Shipyards, Inc. to sell the assets and operations of its Vessels operating segment for $48.0 million cash and other consideration. The agreement was subject to an auction and approval by the United States Bankruptcy Court. The auction commenced on July 16, 2002 and was continued through the morning of July 23, 2002. During the auction, Vision Technologies Kinetics, Inc. submitted the winning bid of $65.2 million, subject to certain net working capital adjustments, to purchase Halter Marine, Inc. from the Company. As a result of this overbid, Bollinger Shipyards is entitled to $2.5 million of these sales proceeds as a contractual "break-up" fee. The proceeds of the sale are also subject to a sales commission to the Company's investment banker. The sale includes substantially all the operating assets and properties of Halter Marine, Inc., including the assets at Halter Pascagoula, Halter Moss Point, Moss Point Marine, Halter Port Bienville, Halter Lockport, Halter Gulfport, and Halter Gulfport Central. The closing was finalized on October 23, 2002.

   The Company has reported the operating results of its Vessels segments separately in its consolidated statements of operations as a component of discontinued operations. For the nine months and three months ended September 30, 2002, the Company recorded loss from discontinued operations of approximately $8.8 million and $4.1 million, respectively. For the nine months and three months ended September 30, 2001, the Company recorded a loss from discontinued operations of approximately $9.1 million and income from discontinued operations of $1.1 million, respectively. Additionally, in 2002, the Company wrote down the assets of the Vessels segment to their net realizable value and recorded a loss on the disposal of the Vessels segment of $34.2 million.

   Revenue for the Vessels segment was $55.1 million and $11.9 million for the nine months and three months ended September 30, 2002, respectively. Additionally, revenue for the vessels segment was $90.8 million and $31.6 million for the nine months and three months ended September 30, 2001, respectively.

   At September 30, 2002, the Company's financial statements include current assets of $18.6 million and current liabilities of $1.4 million related to the Vessels segment. At December 31, 2001, the Company's financial

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)
                              September 30, 2002

statements include current assets of $24.2 million and current liabilities of $7.9 million related to the Vessels segment. Long-lived assets held for disposition at September 30, 2002 and December 31, 2001 include $58.1 million and $2.0 million, respectively, related to the Vessels segment.

  Disposition of Engineered Products Segment

   In May 2001, the Company completed the sale of its French subsidiaries, Brissoneau et Lotz Marine, S.A., in Nantes, France, and BOPP S.A., in Brest, France to Hydralift A.S.A. of Kristiansand, Norway for cash consideration of $33.5 million, before expenses. Pursuant to an order of the Bankruptcy Court, the Company agreed to escrow funds from the sale. Disbursement of such funds is subject to the review and approval of legal counsel representing the Official Committee of Unsecured Creditors and/or an order of the Bankruptcy Court. The funds held in escrow are presented as restricted cash and cash equivalents in the accompanying balance sheet as of September 30, 2002 and December 31, 2001. The Company recorded a gain of approximately $16.0 million related to this transaction in the second quarter of 2001.

   In April 2002, the Company completed the sale of the assets and operations of the Engineered Products segment ("Amclyde") to Hydralift A.S.A. for cash consideration of approximately $36.0 million subject to certain net working capital adjustments. The proceeds of the sale are subject to a sales commission to the Company's investment banker. The Company recorded a loss on disposal of approximately $42.0 million related to this transaction in the fourth quarter of 2001. The loss was adjusted during the nine months ended September 30, 2002 and a gain on disposal was recorded in the amount of $1.3 million after the consummation of the sale primarily related to the working capital adjustment described in Note 6.

   In addition, the Company has reported the operating results of its Engineered Products segments separately in its consolidated statements of operations as a component of discontinued operations. The Company recorded income from discontinued operations of approximately $0.6 million for the nine months ended September 30, 2001. For the nine months and three months ended September 30, 2001, the Company recorded income from discontinued operations of approximately $5.4 million and $1.2 million, respectively.

   Revenue for the Engineered Products segment was $22.7 million for the nine months ended September 30, 2002. Additionally, revenue for the Engineered Products segment was $69.4 million and $14.6 million for the nine months and three months ended September 30, 2001, respectively.

   At December 31, 2001, the Company's financial statements include current assets of $17.5 million and current liabilities of $6.4 million related to the Engineered Products segment. Long-lived assets held for disposition at December 31, 2001 include $29.8 million related to the Engineered Products segment.

   Restricted cash at September 30, 2002 includes the proceeds remaining from the sale of the Engineered Products segments.

  Sale of Friede Goldman Newfoundland, Limited

   In March 2002, the Company completed the sale of substantially all the assets of its wholly-owned subsidiary, Friede Goldman Newfoundland Limited ("FGN") for cash consideration of $5.0 million which represents primarily repayment of intercompany debt. In addition, the Province of Newfoundland agreed to waive certain liquidated damages related to alleged noncompliance with minimum employment levels at the

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)
                              September 30, 2002

Company's Canadian shipyards during 1999 and 2000. In the fourth quarter of 2001, the Company wrote down the assets of this subsidiary to their net realizable value and recorded a loss of approximately $4.9 million. The loss was adjusted in 2002 and gains of $0.6 million and $0.5 million were recorded in the first and second quarters of 2002, respectively, after the consummation of the sale. The property, plant and equipment of FGN is included in long-lived assets held for disposition at December 31, 2001. Certain assets were excluded from the sale of FGN, including jack-up rig components, free issue steel and spud cans, and were transported from Friede Goldman Newfoundland to Friede Goldman Offshore's West Bank Facility. These assets will be included as part of the possible sale or reorganization of the Offshore segment.

  Disposition of FGO East Facility

   The Company has approximately $19.9 million in outstanding principal related to its demand notes payable to the U. S. Maritime Administration ("MARAD"). The demand note resulted from MARAD making payment under its guarantee agreement to the holders of the bonds originally issued in December 1997, under Title XI, to partially finance construction of the Company's FGO East Facility. The Company's plan of reorganization filed March 22, 2002 contemplates abandoning this facility to MARAD in satisfaction of its secured claims. As a result, the Company recorded a loss on assets held for disposition of approximately $17.1 million in the fourth quarter of 2001, which represents the excess of the carrying value of the Company's FGO East Facility's fixed assets over the outstanding principal amount of the MARAD demand notes. The property, plant and equipment of the FGO East Facility is included in long-lived assets held for disposition at September 30, 2002 and December 31, 2001.

   As discussed in Note 2, the Company anticipates amending the plan of reorganization due to the sale of the Vessels segment. In addition to amending the plan of reorganization, the Company is also evaluating options to sell its Offshore segment. On October 22, 2002, a hearing took place on the sale of Friede Goldman Offshore and the United States Bankruptcy Court approved the bidding procedures and set the auction for November 5, 2002. The Company and its Unsecured Creditor's Committee are evaluating offers received during this bidding process to conclude whether to sell the Offshore segment or include it in its reorganization. The amended plan will reflect the Company's and its Unsecured Creditor's Committee decision regarding the reorganization or disposition of the Offshore segment and that decision will be subject to approval of the United States Bankruptcy Court. The amended plan or the possible sale of the Offshore segment may change the treatment of MARAD reflected in the original plan. If the Offshore segment is sold and the sales price is less than the net book value of its assets, there will be a significant loss on the disposal of the Offshore segment.

  Sale of Friede & Goldman, Ltd.

   In June 2002, the company completed the sale of substantially all the assets of its wholly owned subsidiary, Friede & Goldman, Ltd. ("FGL") for cash consideration of $15.0 million subject to certain net working capital adjustments. The proceeds of the sale, which were received on July 5, 2002, are subject to a sales commission to the Company's investment banker. The Company recorded a gain of $11.4 million related to this transaction in 2002. The property, plant and equipment of FGL is included in long-lived assets held for disposition at December 31, 2001.

   Restricted cash at September 30, 2002 includes the proceeds remaining from the sale of FGL.

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)
                              September 30, 2002


6.  Other Receivables

   Other receivables consist of $6.0 million related to the working capital adjustment on the Amclyde sale. On November 6, 2002, a third party arbitrator engaged by the Company and Hydralift determined that the final working capital adjustment related to the Amclyde sale was $12.2 million resulting in a $1.0 million additional increase to both other receivables and gain on disposal of Engineered Products segment in September of 2002.

7.  Inventories

   At September 30, 2002 and December 31, 2001, inventories consisted of the following:

                                              September 30, December 31,
                                                  2002          2001
                                              ------------- ------------
                                                    (in thousands)
        Jack-up rig components...............    $15,381      $15,381
        Steel and other raw materials........      5,380       14,487
        Other................................         --        3,704
                                                 -------      -------
                                                  20,761       33,572
        Less reserve for obsolete inventories     13,500       15,992
                                                 -------      -------
                                                 $ 7,261      $17,580
                                                 =======      =======

   As discussed in Note 5, certain assets were excluded from the sale of FGN, including jack-up rig components, free issue steel and spud cans, and were transported from Friede Goldman Newfoundland to Friede Goldman Offshore's West Bank Facility. These components and inventory will be included as part of the possible sale or reorganization of the Offshore segment.

8.  Long-Lived Assets Held for Disposition


   At September 30, 2002 and December 31, 2001, long-lived assets held for disposition by business unit consisted of the following:

                                                             September 30, December 31,
                                                                 2002          2001
                                                             ------------- ------------
                                                                   (in thousands)
Vessels.....................................................    $58,064      $ 1,950
Friede Goldman Offshore East Facility.......................     19,854       19,854
Friede & Goldman, Ltd.......................................         --          326
Friede Goldman Newfoundland, Limited........................      1,100        5,000
Amclyde (including goodwill of $23,479 at December 31, 2001)         --       29,800
                                                                -------      -------
                                                                $79,018      $56,930
                                                                =======      =======

9.   Other Assets

   At September 30, 2002 and December 31, 2001, other assets included restricted cash in the amount of $8.6 million that has been pledged to secure bonds relating to construction contracts and $1.2 million in restricted cash related to the sale of BLM.

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)
                              September 30, 2002


10.  Reconciliation of Net Loss Per Share

   The following table sets forth the computation of basic and diluted net loss per share before discontinued operations:

                                                       Three Months Ended  Nine Months Ended
                                                         September 30,       September 30,
                                                       -----------------  ------------------
                                                         2002     2001      2002      2001
                                                       -------  --------  -------  ---------
                                                         (in 000's, except per share data)
Numerator:
   Net loss before discontinued operations, basic and
     diluted.......................................... $(7,409) $(13,195) $(7,609) $(105,605)
                                                       =======  ========  =======  =========
Denominator:
   Weighted average shares outstanding................  48,709    48,709   48,709     48,709
 Effect of dilutive securities:
   Stock options......................................      --        --       --         --
                                                       -------  --------  -------  ---------
   Denominator for net loss before discontinued
     operations, basic and diluted....................  48,709    48,709   48,709     48,709
                                                       =======  ========  =======  =========
Net loss per share before discontinued operations,
  diluted............................................. $ (0.15) $  (0.27) $ (0.15) $   (2.16)
                                                       =======  ========  =======  =========

   The effect on net loss per share before discontinued operations, diluted, would be anti-dilutive if the stock options and the conversion of the 4 1/2% Convertible Subordinated Notes had been assumed in the computation for the three and nine months ended September 30, 2002 and 2001.

11.  Comprehensive loss

   Other comprehensive loss includes foreign currency translation adjustments. Total comprehensive loss was as follows:

                                                Nine Months Ended
                                                  September 30,
                                               ------------------
                                                 2002      2001
                                               --------  --------
                                                 (in thousands)
              Net loss........................ $(48,758) $(93,262)
              Other comprehensive loss:
                 Foreign currency translation.     (132)   (1,358)
                                               --------  --------
              Comprehensive loss.............. $(48,890) $(94,620)
                                               ========  ========

12.  Captive Insurance Company

   Prior to March 1, 2000, Offshore Marine Indemnity Company ("OMIC"), a wholly-owned subsidiary of the Company domiciled in Vermont, acted as a fronting reinsurance captive company for the Company workers' compensation insurance program. On June 7, 2001, the Commissioner of the Vermont Department of Banking,

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)
                              September 30, 2002

Insurance, Securities and Healthcare Administration was ordered by the Washington County Superior Court in the State of Vermont to take possession and control of all or part of the property, books and accounts, documents and other records of OMIC. OMIC and its officers, managers, agents, employees and other persons were also enjoined from disposing of its property and from transacting its business except with the written consent of the Commissioner. Based on the court order, the Company does not exercise control over OMIC. Accordingly, the subsidiary was deconsolidated and the Company eliminated the insurance reserves and reinsurance receivables from its balance sheet and wrote off its investment in OMIC totaling $1.4 million during 2001. At September 30, 2002, the Company had amounts due to OMIC of approximately $5.2 million. This liability is included in accrued liabilities in the accompanying balance sheet. OMIC asserts a claim of approximately $10.7 million against the Company.

   OMIC assumed certain risks from Reliance Insurance Company (Reliance) under a reinsurance agreement from March 1997 to March 2000. In general, OMIC assumed risk for the first $250,000 on individual workers' compensation losses written through Reliance for the Company. Further, pursuant to the terms of the reinsurance agreement with Reliance, amounts due from OMIC to Reliance are secured by a letter of credit issued in favor of Reliance. At September 30, 2002, the remaining balance of this letter of credit was $5.7 million. The Company believes that Reliance may take the position that the letter of credit was issued for the benefit of all of Reliance's policyholders. Due to the dispute over Reliance's rights to the use of the letter of credit, the Company filed suit against Reliance to prevent any draws on the letter of credit that would fund claim payments other than payments related to OMIC. This suit was dismissed as premature but will be restated if Reliance asserts the position previously described regarding the letter of credit.

   Prior to its deconsolidation, OMIC had a reinsurance receivable from Reliance of approximately $11.0 million. On or about October 3, 2001, Reliance was placed into liquidation by the Pennsylvania Insurance Commissioner. The Company believes the liquidation of Reliance triggers relevant state guaranty association statues and that the guaranty associations become obligated, to the extent of each state's statutory coverage, for payment of the claims of Reliance's insureds and claimants. As a result, management believes that amounts due from Reliance to the Company and its claimants will be paid by the applicable state guaranty association. However, the state guaranty associations may assert claims against OMIC and the Company for payments made to claimants. There is no assurance that the Company's analysis of the relevant payment obligations will be upheld by applicable courts and that additional liabilities will not result.

13.  Contingencies

  Bankruptcy Claims

   As a result of certain contractual matters described in Note 14 and other claims asserted by secured and unsecured creditors, the Company has been notified that proofs of claims filed with the Bankruptcy Court related to its Chapter 11 filing significantly exceed the liabilities the Company has recorded. At September 30, 2002 and December 31, 2001, the Company accrued its best estimate of the liability for the resolution of these claims. This estimate has been developed in consultation with outside counsel that is handling the bankruptcy and defense of these matters. To the extent additional information arises or the Bankruptcy Court approves the proofs of claims as filed, it is possible that the Company's estimate of its liability in these matters may change. Management believes any change to the Company's estimate will increase the balance of its liabilities subject to compromise.

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)
                              September 30, 2002


  Economic Incentive Program

   In connection with the construction of the FGO East Facility, the County of Jackson, Mississippi, agreed to dredge the ship channel and build roads and other infrastructure under an economic incentive program. The terms of the economic incentive program require that the Company maintain a minimum employment level of 400 jobs through the FGO East Facility during the primary term of the FGO East Facility's 20-year lease. If the Company fails to maintain the minimum employment level, the Company could be required to pay interest to the county based upon the labor shortfall or pay the remaining balance of the $6.0 million loan incurred by the county to finance such improvements. The Company was in compliance with this provision at September 30, 2002.

  Liberty Mutual and Wausau

   On December 5, 2000, the Company reached a settlement agreement with a former workers' compensation provider. In conjunction with this agreement, the Company was to pay approximately $3.0 million as its share of the settlement of all claims arising from this case. As of the bankruptcy filing date, the Company had paid approximately $1.75 million of the settlement. The Bankruptcy Court on October 2, 2001 denied the Company and another co-defendant permission to pay the remaining $1.25 million of the settlement. As a result of this ruling, the insurer may file a claim for an amount substantially greater than the remaining installment. As of September 30, 2002, $1.25 million, the amount of the remaining installment, was included in liabilities subject to compromise on the accompanying balance sheet. The Company believes that any additional amounts, which may be approved by the Bankruptcy Court, will also be a liability subject to compromise.

  Yacht Fire

   The Company is a subcontractor in the construction of a vessel which was damaged by fire on July 2, 2002. Subsequently, the owner of the vessel and Trinity Yachts, Inc. have each filed motions with the United States Bankruptcy Court seeking administrative claims against the Company in the amounts of approximately $19.0 million and $24.0 million, respectively, relating to their alleged damages. Insurance claims have been filed by Felham Enterprises (yacht owner), Trinity Yachts, Inc. and the Company. The matter is under review by underwriters at this time. One underwriter, MOAC which holds 15% of the risk, has denied coverage. The Company believes MOAC's coverage denial position is without merit.

14.  Contractual Matters

   The Company's results of operations for the nine months ended September 30, 2001 and its current financial condition have been materially and adversely impacted by contracts for the construction of four semi-submersible drilling rigs (Ocean Rig and Petrodrill contracts), one vehicle car carrier (Pasha contract) and one heavy derrick-lay barge (CNOOC contract), as further described below.

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

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)
                              September 30, 2002

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

   Despite the Company's best efforts to progress the project consistent with the terms of the Co-operation Agreement, it continued to experience additional cost overruns and delays which have had a significant adverse impact on its financial results in the fourth quarter of 2000 and its current financial condition. On March 1, 2001, the Company stopped work on the Ocean Rig project and Ocean Rig commenced an arbitration proceeding in London. Further, on March 2, 2001, Ocean Rig commenced proceedings before the United States District Court for the Southern District of Mississippi seeking possession of the rigs. On March 9, 2001, the Company entered into a Remuneration Agreement with Ocean Rig ASA in order to resolve the disputes which had arisen; to amend certain provisions of the completion contracts to construct two Bingo design semi-submersible offshore drilling rigs and previous settlement agreements; and to ensure the successful and timely completion of the rigs to the mutual benefit of both parties. In accordance with the Remuneration Agreement, Ocean Rig ASA was granted control over the rig projects and paid the Company a contractually established rate for equipment, personnel and labor provided by the Company to cover the costs of completing the projects. As a further result of the agreement, Ocean Rig withdrew the arbitration and other legal proceedings. The Company also agreed to issue 2.0 million warrants to Ocean Rig ASA to purchase its common stock at a strike price of $5.00 per share and these warrants were not issued due to the Company's bankruptcy filing. Shipyard construction of the first rig was completed in May 2001 and that rig left the Company's facility to undergo final outfitting, including the installation of the dynamic positioning thruster system. This rig has completed final sea trial commissioning and is in operation. The second rig left the Company's facility in July 2001 and construction will be completed at a Canadian shipyard.

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

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)
                              September 30, 2002


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

   In April 1999, and in connection with a transaction whereby the Federal Maritime Administration ("MARAD") agreed to finance the Petrodrill rigs, FGOT and Petrodrill entered into an amendment to the contracts that provided, among other things, for extensions to the delivery dates of approximately nine months for each rig. Thereafter, production delays continued. Under the contracts, FGOT is entitled to extensions of the delivery dates for permissible delay as defined in the contracts ("Permissible Delay") and for delays caused by Petrodrill breaches of contract. FGOT notified Petrodrill that, as a result of such delays, it was entitled to additional extension of the delivery dates and to additional compensation. Petrodrill refused to acknowledge FGOT's right to extension of the delivery dates. Petrodrill was also advised that the rigs could not be completed by their respective existing delivery dates.

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

   On May 4, 2001, the Company announced that it filed with the Bankruptcy Court a motion to reject the contracts related to the Petrodrill project. This motion was approved by the Bankruptcy Court in June 2001 and finalized in July 2001. Work on the projects was discontinued effective May 4, 2001. Construction on the projects resumed pursuant to a Bankruptcy Court motion effective September 6, 2001. This motion provided for the Company to work as authorized by the customer and surety company for a 120-day period on Rig I and a 150-day period on Rig II. These periods began on September 6, 2001. The construction was to be performed at specified labor, equipment and material billing rates. In December 2001, the Company, Petrodrill and Fireman's Fund jointly moved for and were granted an extension of time to April 4, 2002 for the removal of the first rig

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)
                              September 30, 2002

from the Company's Pascagoula, Mississippi shipyard and to May 9, 2002 for the removal of the second rig from the Company's shipyard in Orange, Texas. Work continued past the deadlines based on a mutual agreement by both parties under the same terms of the court agreement. The Company's work was completed on the first rig and it was removed from its property on May 3, 2002. The Company's work was completed on the second rig and it was removed from our property on July 26, 2002.

   At September 30, 2002, $19.2 million was included in the Company's reserve for estimated costs to compete the contract, which represents its estimate of the remaining cost of completion in excess of future billings at the time work on the project was suspended. The Company's estimate was based on an uninterrupted work plan the Company developed during the first quarter of 2001. At September 30, 2002, $25.2 million was included in the Company's liabilities related to costs funded to date by the surety. The Company believes its liability related to the project at September 30, 2002 is limited to the sum of these two liabilities, approximately $44.4 million. This amount is included in liabilities subject to compromise in the accompanying balance sheet.

   Petrodrill has submitted proofs of claim totaling $477.0 million based on estimated costs to complete the rigs and lost revenues. Fireman's Fund has submitted proofs of claim which are unquantified at this time. The Company believes the amount of Petrodrill's asserted claim substantially exceeds the Company's reserve of $44.4 million as of September 30, 2002 due to delays caused by the customer/surety and the customer's/surety's inaction on resolving the strategy to complete construction of the rigs. The Company is not privileged to the customer's/surety's final strategy for completion of these projects and their claims and does not have information as to the estimated final cost to complete under the customer's/surety's strategy. The Company believes the claims made by Petrodrill and the surety, if substantiated, would be a liability subject to compromise. There is no assurance that management's position regarding the value of the claims of Petrodrill and Fireman's Fund will be upheld by applicable courts and additional liabilities will not result in excess of the reserve recorded at September 30, 2002.

  PASHA

   On December 28, 1999, the Company signed a contract for the construction of a 4,000 car-carrier vessel for transport of vehicles between the West Coast and the Hawaiian Islands. On May 1, 2001 the Company gave notice to the customer that it was not financially capable of completing this contract without further funding to ensure a cash flow positive contract from the date of filing Chapter 11 reorganization on April 20, 2001. This additional funding was anticipated to come from the surety company which wrote the performance bond for the project. The surety company provided additional funding for the project under court order until July 27, 2001 when it informed the Company that it would not fund completion of the vessel. Construction on the project was suspended when this funding ceased. The Company and the customer maintain that this is a violation of the terms of the performance bond. The customer has sued the surety in U.S. District Court. The United States Department of Justice ("USDOJ"), which represents the United States Maritime Administration ("MARAD") (the provider of customer financing) and the customer have also sued the surety in the state court of Mississippi. The suits are seeking specific performance of the surety under the terms of the performance bond and are pending. Because substantially all of the assets of the Company's marine division were sold on October 23, 2002, the Company does not anticipate completing the project.

   At September 30, 2002, $7.7 million was included in the Company's reserve for estimated costs to complete the contract, which represents its estimate of the remaining costs of completion in excess of future billings at the time work on the project was suspended. The customer has submitted proofs of claim totaling $906.0 million and

                          FRIEDE GOLDMAN HALTER, INC.
                           (as Debtor in Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)
                              September 30, 2002

the surety has submitted proofs of claim which are unquantified at this time. The Company believes that these pre-petition claims made by the customer and the surety are objectionable on one or more grounds, although no such objections have been made to date. If the claims are substantiated, then they would be a liability subject to compromise. There is no assurance that management's position regarding the value of the claims of the customer and the surety will be upheld by applicable courts and additional liabilities will not result in excess of the reserve recorded at September 30, 2002. Pending resolution of the Surety's lien and claim rights, the Bankruptcy Court has ordered the Company to maintain a minimum balance of $7.5 million in its Halter sales proceed cash account subject to certain adjustments.

  CNOOC

   The Company filed a motion with the Bankruptcy Court to reject the contract with China National Offshore Oil Company (CNOOC) for the construction of a heavy derrick-lay barge. Liberty Mutual Insurance Company (Liberty Mutual) opposed the contract rejection. Pursuant to the contract, CNOOC was provided a bank guarantee from Royal Bank of Canada (Royal Bank). After the Company filed for bankruptcy, CNOOC received approximately $10.9 million from Royal Bank under the bank guarantee. Under a counter guarantee, Royal Bank received from Liberty Mutual the same amount that Royal Bank paid to CNOOC. Prior to filing for bankruptcy, the Company and certain of its subsidiaries entered into an indemnification agreement with Liberty Mutual providing that the Company and those subsidiaries would indemnify Liberty Mutual for any amount paid to Royal Bank under the counter guarantee. At September 30, 2002, approximately $10.9 million was included in the Company's liabilities subject to compromise in the accompanying balance sheet for the indemnification agreement. Liberty Mutual has submitted proofs of claim which are unquantified at this time. Liberty Mutual has also asserted claims against proceeds received by a subsidiary of the Company under post-petition contacts between the subsidiary and CNOOC. The Company believes any claim made by Liberty Mutual would be a liability subject to compromise and no loss exposure exists in excess of the liability recorded. Pending resolution of certain rights asserted by Liberty Mutual, the Bankruptcy Court has ordered the Company to maintain a minimum balance of $10.5 million in its Amclyde sales proceed cash account subject to certain adjustments.

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations Introduction

Overview

   On March 22, 2002, the Company filed a Plan of Reorganization with the United States Bankruptcy Court, which included the reorganization of substantially all of the Company's Offshore and Vessels segments and the disposition of its Engineered Products segment as well as the disposition through sale, or otherwise, of other of the Company's subsidiaries and assets as described below. As discussed in Note 2, the Company anticipates amending the plan of reorganization, inter alia, due to the sale of the Vessels segment. In addition to amending the plan of reorganization, the Company is also evaluating options to sell its Offshore segment. On October 22, 2002, a hearing took place on the sale of Friede Goldman Offshore and the United States Bankruptcy Court approved the bidding procedures and set the auction for November 5, 2002. The Company and its Unsecured Creditor's Committee are evaluating offers received during this bidding process to conclude whether to sell the Offshore segment or include it in its reorganization. The amended plan will reflect the Company's and its Unsecured Creditor's Committee decision regarding the reorganization or disposition of the Offshore segment and that decision will be subject to approval of the Bankruptcy Court. If the Offshore segment is sold and the sales price is less than the net book value of its assets, there will be a significant loss on the disposal of the Offshore segment.

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

   During 2001 and 2002, the demand for our services related to the construction, conversion and repair of offshore drilling rigs was weak due to the general weakening in the domestic and international economy and uncertainties related to our Chapter 11 filing. The price for oil generally remained above $25 per barrel in 2001; however, natural gas prices declined dramatically from a high on the spot market of almost $10/mcf to around $2/mcf at the end of the year. Natural gas prices began to weaken during June 2001 as a result of increasing inventory levels. Natural gas prices experienced further declines as warmer than normal weather and economic slowdowns in the U.S. and internationally reduced demands for natural gas. These economic events caused exploration and production companies in the U.S. Gulf of Mexico to limit their capital investments and contributed to a collapse in domestic drilling activity during the second half of 2001. Although crude oil and natural gas prices have improved during 2002, Gulf of Mexico rig utilization has improved only slightly and exploration and production companies have continued to limit their capital investments. The U.S. Gulf of Mexico is the primary market for our services related to the conversion and repair of offshore drilling rigs. As the demand for offshore drilling rigs in the Gulf of Mexico softened, our operating results were negatively impacted because of our dependence on customers that operate drilling rigs and provide other offshore energy services in this market.

Results of Operations

   The consolidated financial statements include the accounts of FGH, Inc. and its wholly-owned subsidiaries, including, among others, Friede Goldman Offshore, Inc. ("FGO"), Friede & Goldman, Ltd. ("FGL") through the sale date of June 30, 2002, Friede Goldman Newfoundland Limited ("FGN") through the sale date of March 28, 2002, and Halter Marine, Inc. ("Halter") (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated.

Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001

   The Company has reported the operating results of its Vessels and Engineered Products segments for the three months ended September 30, 2002 and 2001 separately in its consolidated statements of operations as a component of discontinued operations.

   Contract revenue from continuing operations increased 32.6% to $20.4 million for the third quarter of 2002 compared to $15.4 million for the third quarter of 2001. The overall increase of $5.0 million was primarily due new repair work in 2002.

   Gross profit from continuing operations increased to $2.9 million, or 14.2% of revenue, for the third quarter of 2002 compared to $2.4 million, or 15.6% of revenue, for the third quarter of 2001. The increase in margin is primarily due to earnings on new repair and conversion work which were not in progress in the third quarter of 2001.

   Selling, general and administrative expenses ("SG&A expenses") were $2.5 million for the third quarter of 2002, or 12.3% of gross revenue, compared to $5.3 million, or 34.1% of gross revenue, for the third quarter of 2001. The decrease in SG&A expenses is due to cost-saving measures implemented by management.

   Amortization of goodwill was $2.8 million for the third quarter of 2001. Amortization of goodwill is no longer being recorded in 2002 as a result of the goodwill impairment charge of $201.6 million that was recorded in the fourth quarter of 2001 and the disposition of the Company's Engineered Products segment.

   Net interest expense (interest expense less interest income) was $3.6 million for the third quarter of 2002 compared to $2.3 million for the third quarter of 2001. In the third quarter of 2001, the interest rate on the Company's line of credit and term loan was accrued at the non-default rate instead of the default rate which resulted in an adjustment for additional interest expense that was recorded in the fourth quarter of 2001. Contractual interest expense of $2.1 million on the 4 1/2% convertible subordinated notes was not recorded in each of the third quarters of 2002 and 2001 due to the Chapter 11 filing.

   The Company incurred professional fees of $3.3 million in the third quarter of 2002 compared to $5.3 million in the third quarter of 2001 related to its bankruptcy proceeding and reorganization in 2001. The $5.3 million in professional fees incurred in the third quarter of 2001 includes approximately $1.5 million in fees related to the second quarter of 2001 due to the timing of invoices and accruals during the early months after the Chapter 11 filing.

   In September 2002, the Bankruptcy Court issued an order limiting the amount of cash that could be disbursed to the participants in the Company's deferred compensation program which was less than the recorded liability. The Company reported a $1.2 million gain in the third quarter of 2002 as a result of reducing its liabilities subject to compromise related to its deferred compensation program.

   Due to the agreement to satisfy the Company's obligations to Foothill, the Company recorded a loss of $1.7 million during the third quarter of 2002 to write-off the remaining balance of the deferred financing costs related to this debt. (See Note 3 in the Notes to Consolidated Financial Statements.)

   The Company's loss on sale of assets was $0.5 million for the third quarter of 2002 primarily as a result of an adjustment to the working capital receivable on the FGL sale.

   The Company did not record income tax expense in the third quarter of 2002 compared to a $17,000 income tax benefit in the third quarter of 2001. As a result of losses recorded during the fourth quarter of 2000 and during the year ended December 31, 2001, the benefits available for financial reporting purposes were limited significantly. The Company has recorded a valuation allowance which offsets substantially all of the deferred tax assets arising from contract reserves and net operating loss carry-forwards generated through the current period. The income tax expense recorded during the third quarter of 2001 relates to income generated by foreign subsidiaries.

Discontinued Operations

   The Company recorded income from discontinued operations of its Engineered Products segment of $1.2 million in the third quarter of 2001. The disposition of Amclyde occurred in the second quarter of 2002.

   The Company recorded an adjustment to the disposal of Engineered Products in the amount of a $0.9 million gain in the third quarter of 2002. On November 6, 2002, a third party arbitrator engaged by the Company and Hydralift determined that the final working capital adjustment related to the Amclyde sale was $12.2 million resulting in a $1.0 million additional increase to both other receivables and gain on disposal of Engineered Products segment in September 2002.

   The Company recorded a loss from discontinued operations of Vessels in the amount of $4.1 million in the third quarter of 2002 and income from discontinued operations of $1.1 million in the third quarter of 2001.

   In the third quarter of 2002, the Company recorded a loss on the disposal of Vessels in the amount of $0.2 million related to the sale of Halter Marine, Inc.

Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

   The Company has reported the operating results of its Vessels and Engineered Products segments for the nine months ended September 30, 2002 and 2001 separately in its consolidated statements of operations as a component of discontinued operations.

   Contract revenue from continuing operations, decreased 27.6% to $73.3 million for the nine months ended September 30, 2002 compared to $101.3 million for the nine months ended September 30, 2001. The overall decrease of $28.0 million was primarily due to the completion of FGO's work on four new build semi-submersible drilling rigs (two for Ocean Rig and two for Petrodrill) which were completed in the third quarter of 2001 and 2002, respectively, and have not been replaced in 2002. Additionally, work performed on the CNOOC contract during the nine months ended September 30, 2001 has not been replaced in 2002.

   Gross profit from continuing operations was $12.7 million, or 17.4% of revenue, for nine months ended September 30, 2002 compared to $5.8 million, or 5.8% of revenue, for the nine months ended September 30, 2001. The overall change is primarily due to earnings on new repair and conversion projects included in 2002 most of which were not in progress in the nine months ended September 30, 2001.

   Selling, general and administrative expenses ("SG&A expenses") were $9.9 million for the nine months ended September 30, 2002, or 13.5% of gross revenue, compared to $18.4 million, or 18.2% of gross revenue, for the nine months ended September 30, 2001. The decrease in SG&A expenses is due to cost-saving measures implemented by management.

   Amortization of goodwill was $8.4 million for the nine months ended September 30, 2001. Amortization of goodwill is no longer being recorded in 2002 as a result of the goodwill impairment charge of $201.6 million that was recorded in the fourth quarter of 2001 and the disposition of the Company's Engineered Products segment.

   Net interest expense (interest expense less interest income) decreased to $11.0 million for the nine months ended September 30, 2002 compared to $14.5 million for the nine months ended September 30, 2001. The decrease of $3.5 million is primarily the result of interest expense recorded on the 4 1/2% convertible subordinated notes from January 2001 through April 18, 2001, before the Chapter 11 filing, while no related interest was recorded in the nine months ended September 30, 2002. Contractual interest expense of $6.3 million and $3.5 million on the 4 1/2% convertible subordinated notes was not recorded in the nine months ended September 30, 2002 and 2001, respectively, due to the Chapter 11 filing.

   The Company recorded discount accretion of $54.9 million during the nine months ended September 30, 2001 related to the reclassification of the $185.0 million, 4 1/2% convertible subordinated notes as a liability subject to compromise.

   The Company incurred professional fees of $11.2 million in the nine months ended September 30, 2002 related to its bankruptcy proceeding and reorganization in 2001 compared to $7.3 million for the nine months ended September 30, 2001. The Company's professional fees were lower in 2001 as a result of the Company filing Chapter 11 in mid-April 2001.

   In September 2002, the Bankruptcy Court issued an order limiting the amount of cash that could be disbursed to the participants in the Company's deferred compensation program which was less than the recorded liability. The Company reported a $1.2 million gain in the third quarter of 2002 as a result of reducing its liabilities subject to compromise related to its deferred compensation program.

   Due to the agreement to satisfy the Company's obligations to Foothill, the Company recorded a loss of $1.7 million during the third quarter of 2002 to write-off the remaining balance of the deferred financing costs related to this debt. (See Note 3 in the Notes to Consolidated Financial Statements.) In 2001, the Company also wrote-off $2.6 million of debt issuance costs related to the 4 1/2% subordinated convertible notes due to the notes being reclassified as a liability subject to compromise.

   Additionally, the Company recorded a gain on sale of assets in the amount of $12.5 million in the nine months ended September 30, 2002. This gain includes $11.4 million related to the sale of FGL. Additionally, an adjustment of $1.1 million was recorded which relates to the sale of FGN.

   The Company had income tax expense of $0.3 million in the nine months ended September 30, 2002 compared to $4.0 million in the nine months ended September 30, 2001. As a result of losses recorded during the fourth quarter of 2000 and during the year ended December 31, 2001, the benefits available for financial reporting purposes were limited significantly. The Company has recorded a valuation allowance which offsets substantially all of the deferred tax assets arising from contract reserves and net operating loss carry-forwards generated through the current period. The income tax expense recorded during the nine months ended September 30, 2002 and 2001 relates to income generated by foreign subsidiaries.

   Our backlog from continuing operations was $34.0 million at September 30, 2002 compared to $34.4 million at September 30, 2001.

Discontinued Operations

   The Company recorded income from operations of its Engineered Products segment of $0.6 million for the nine months ended September 30, 2002 as compared to $5.4 million from discontinued operations recorded for the nine months ended September 30, 2001 due to the disposition of Amclyde in the second quarter of 2002.

   The Company recorded a gain of $16.0 million in the second quarter of 2001 related to the sale of its French subsidiaries. Additionally, the Company recorded an adjustment to the disposal of Engineered Products in the amount of a $1.3 million gain in 2002. On November 6, 2002, a third party arbitrator engaged by the Company and Hydralift determined that the final working capital adjustment related to the Amclyde sale was $12.2 million resulting in a $1.0 million additional increase to both other receivables and gain on disposal of Engineered Products segment in September of 2002.

   The Company recorded a loss from operations of Vessels in the amounts of $8.8 million and $9.1 million in the nine months ended September 30, 2002 and 2001, respectively.

   In 2002, the Company recorded a loss on the disposal of Vessels in the amount of $34.2 million related to the sale of Halter Marine, Inc.

Liquidity and Capital Resources

   As further described in Note 2, we filed a petition for relief under Chapter 11 of the United States Bankruptcy code in April 2001.

  Cash flow summary

   During the nine months ended September 30, 2002, we financed our business activities through funds generated from cash balances including those generated through collections of accounts receivable.

   Net cash used in operating activities during the nine months ended September 30, 2002 was $21.8 million including a net loss of $48.8 million offset by a $20.4 million non-cash loss on the sale of subsidiaries, a $1.7 million write-off of deferred financing costs and $11.6 million in depreciation and amortization. Additionally, a $1.2 million gain related to the termination of the deferred compensation plan was recorded during the nine months ended September 30, 2002. Funds generated through operating activities included a $6.8 million decrease in contract and other receivables. Funds used by operating activities included an $8.1 million decrease in billings in excess of costs and estimated earnings on uncompleted contracts.

   Net cash provided by investing activities during the nine months ended September 30, 2002 was $14.5 million which reflected $35.7 million, $15.2 million and $4.2 million in net proceeds from the sale of Engineered Products, FGL and FGN, respectively, during the period. This was offset by a $40.5 million increase in restricted cash which reflects the proceeds remaining from the sale of the Engineered Products segment and FGL.

   Net cash used by financing activities during the nine months ended September 30, 2002 was $3.8 million. We had net repayments under our line of credit of $0.8 million and repayments of borrowings from other debt facilities of $2.9 million.

  Restated Credit Agreement

   Effective October 24, 2000, the Company entered into a $110.0 million amended and restated credit agreement, comprised of a $70.0 million line of credit and a $40.0 million term loan (collectively, the "Restated Credit Agreement"). The Restated Credit Agreement has a three-year term. The line of credit is secured by substantially all of the Company's otherwise unencumbered assets, including accounts receivable, inventory, equipment, real property and all of the stock of its domestic subsidiaries. The term loan is secured by a subordinated security interest in the line of credit collateral.

   The Company understands that the lenders are accruing interest on the line of credit based on the default rate which was 9.00% at September 30, 2002. Additionally, the Restated Credit Agreement calls for certain fees, including a commitment fee equal to (i) during year one of the facility, 0.50% of the unused portion of the line of credit and (ii) thereafter, a range of 0.25% to 0.50% of the unused portion of the line of credit. The Company further understands that the lenders are accruing interest on the term loan at the default rate of 15% at September 30, 2002. The United States Bankruptcy Court has not yet approved default rate interest or any post petition fees in favor of the lenders.

   The Restated Credit Agreement requires that the Company comply with certain financial and operating covenants, including limitations on additional borrowings and capital expenditures, utilization of cash management accounts, maintenance of certain minimum debt coverage ratios, minimum EBITDA, net worth and other requirements. The Company was not in compliance with certain of these covenants during the nine months ended September 30, 2002.

   On February 15, 2002, the Company entered into its Third Amended Cash Collateral Agreement with Foothill Capital Corporation, as agent for itself and another lender. Subsequent court orders have extended the Company's continued use of its operating cash until December 29, 2002. The Company also agreed to comply with certain requirements relating to cash receipts and disbursements and agreed to make weekly adequate protection payments of $200,000. The Agreement also stipulates the Company's consent for Foothill to accrue interest on all indebtedness whether incurred pre or post petition at the contractual default rate of interest set forth in the Pre-Petition Loan Documents.

   Total balances outstanding under the Restated Credit Agreement at September 30, 2002 were $84.8 million including $13.7 million in letters of credit. Upon the closing of the Vessels segment or soon thereafter, the outstanding letters of credit will be reduced to $5.7 million. This remaining balance relates to a letter of credit which was posted to provide funding for the Company's worker's compensation obligations.

   The Company has reached an agreement which is the subject of a Bankruptcy Court order to pay Foothill Capital Corporation approximately $64.0 million in undisputed principal amount and undisputed non-default rate interest upon the sale of Halter Marine, Inc. Potentially disputed charges, which include default interest and various fees, in the estimated amount of $14.4 million will be held in an escrow account pending claims resolution. Further, the Company will fund an additional $6.0 million to cash secure the remaining outstanding letter of credit. On October 30, 2002, the Company made an initial payment to Foothill Capital Corporation in the amount of $73.7 million. Complete funding is subject to finalization and release of transaction escrow accounts related to our asset purchase agreements. Due to this agreement to satisfy the Foothill obligations, the Company recorded a loss of $1.7 million during the third quarter of 2002 to write-off the remaining balance of the deferred financing costs related to this debt.

   If the Offshore segment is sold and the sales price is less than the net book value of its assets, there will be a significant loss on the disposal of the Offshore segment.

MARAD Financing Agreement

   As of September 30, 2002, the Company had approximately $19.9 million in outstanding principal related to its demand notes payable to the U. S. Maritime Administration ("MARAD"). The demand note resulted from MARAD making payment under its guarantee agreement to the holders of the bonds originally issued in December 1997, under Title XI, to partially finance construction of our FGO East Facility. The Company's plan of reorganization filed on March 22, 2002 contemplates abandoning this facility to MARAD in full satisfaction of its claims. The Company anticipates amending the plan of reorganization due to the sale of the Vessels segment. The amended plan or the possible sale of the Offshore segment may change the treatment of MARAD reflected in the original plan.

GE Capital Public Finance Agreement

   On June 13, 2002, the Company entered into an agreed order in the Bankruptcy Court with GE Capital Public Finance ("GECPF") to make adequate protection payments on the GECPF loan. The order further provided that collateral proposed to be abandoned to GECPF in the Company's Plan of Reorganization filed March 22, 2002, would be abandoned to GECPF. As of this filing, GECPF has not taken action to obtain ownership or possession of the collateral. Negotiations are ongoing with GECPF regarding the ultimate disposition of collateral.

Convertible Subordinated Notes

   The 4 1/2% Convertible Subordinated Notes (the "Notes") were issued by HMG on September 15, 1997 and mature on September 15, 2004. The Notes were issued under an Indenture Agreement (the "Indenture") that provides that the Notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $55.26 per share. As a result of the November 3, 1999 merger, the recorded book value of the Notes was adjusted to reflect the fair market value on the date of the merger. Accordingly, a discount of $70.3 million was recorded. Interest on the Notes is payable semiannually, in arrears, on March 15 and September 15 of each year, with principal due at maturity. The Company has included the outstanding principal balance of $185.0 million in liabilities subject to compromise as of September 30, 2002 and December 31, 2001. Pursuant to the requirements of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company ceased accruing interest related to these Notes beginning April 19, 2001.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

   Our market risk disclosures set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 have not changed significantly through the period ended September 30, 2002.

Item 4.  Controls and Procedures

   Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this quarterly report, the chief executive officer and chief financial officer of the Company have concluded that the disclosure controls and procedures are effective.

   Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                          PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

  CNOOC

   The Company filed a motion with the Bankruptcy Court to reject the contract with China National Offshore Oil Company (CNOOC) for the construction of a heavy derrick-lay barge. Liberty Mutual Insurance Company (Liberty Mutual) opposed the contract rejection. Pursuant to the contract, CNOOC was provided a bank guarantee from Royal Bank of Canada (Royal Bank). After the Company filed for bankruptcy, CNOOC received approximately $10.9 million from Royal Bank under the bank guarantee. Under a counter guarantee, Royal Bank received from Liberty Mutual the same amount that Royal Bank paid to CNOOC. Prior to filing for bankruptcy, the Company and certain of its subsidiaries entered into an indemnification agreement with Liberty Mutual providing that the Company and those subsidiaries would indemnify Liberty Mutual for any amount paid to Royal Bank under the counter guarantee. At September 30, 2002, approximately $10.9 million was included in the Company's liabilities subject to compromise in the accompanying balance sheet for the indemnification agreement. Liberty Mutual has submitted proofs of claim which are unquantified at this time. Liberty Mutual has also asserted claims against proceeds received by a subsidiary of the Company under post-petition contacts between the subsidiary and CNOOC. The Company believes any claim made by Liberty Mutual would be a liability subject to compromise and no loss exposure exists in excess of the liability recorded. Pending resolution of certain rights asserted by Liberty Mutual, the Company has agreed by court order, to maintain a minimum balance of $10.5 million in its Amclyde sales proceed cash account subject to certain adjustments.

  Liberty Mutual and Wausau

   On December 5, 2000, the Company reached a settlement agreement with a former workers' compensation provider. In conjunction with this agreement, the Company was to pay approximately $3.0 million as its share of the settlement of all claims arising from this case. As of the bankruptcy filing date, the Company had paid approximately $1.75 million of the settlement. The Bankruptcy Court on October 2, 2001 denied the Company and another co-defendant permission to pay the remaining $1.25 million of the settlement. As a result of this ruling, the insurer may file a claim for an amount substantially greater than the remaining installment. As of September 30, 2002, $1.25 million, the amount of the remaining installment, was included in liabilities subject to compromise on the Company's balance sheet. The Company believes that any additional amounts, which may be approved by the Bankruptcy Court, will also be a liability subject to compromise.

  Yacht Fire

   The Company is a subcontractor in the construction of a vessel which was damaged by fire on July 2, 2002. Subsequently, the owner of the vessel and Trinity Yachts, Inc. have each filed motions with the United States

Bankruptcy Court seeking administrative claims against the Company in the amounts of approximately $19.0 million and $24.0 million, respectively, relating to their alleged damages. Insurance claims have been filed by Felham Enterprises (yacht owner), Trinity Yachts, Inc. and the Company. The matter is under review by underwriters at this time. One underwriter, MOAC which holds 15% of the risk, has denied coverage. The Company believes MOAC's coverage denial position is without merit.

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

      None.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

10.19 Amendment #3 to the Purchase Agreement for the Sale of Halter Marine, Inc. between Friede
      Goldman Halter, Inc. and Vision Technologies Kinetics, Inc.

10.20 Amendment #4 to the Asset Purchase Agreement for the Sale of Halter Marine, Inc. between Friede
      Goldman Halter, Inc. and Vision Technologies Kinetics, Inc.

99.1  CEO Certification

99.2  CFO Certification

   (b) Reports of Form 8-K.

   During the third quarter of 2002, the Company filed the following current reports on Form 8-K:

Date of Report                                    Description
--------------                                    -----------
August 8, 2002 Vision Technologies Kinetics, Inc. provides winning bid to purchase Halter Marine.
July 17, 2002  Auction process for Halter Marine continued.
 July 1, 2002  Court auction and sale hearing dates set for sale of Halter Marine.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gulfport, State of Mississippi, on the 14th day of November 2002.

                                              FRIEDE GOLDMAN HALTER, INC.

                                              By:      /s/  T. JAY COLLINS
                                                  -----------------------------
                                                         T. Jay Collins
                                                     Chief Executive Officer


                                              By:     /s/  CHRIS CUNNINGHAM
                                                  -----------------------------
                                                        Chris Cunningham
                                                  Senior Vice President & Chief
                                                       Accounting Officer

                  Form of Certification for Quarterly Report
                                 on Form 10-Q

I, T. Jay Collins, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Friede Goldman Halter, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                                                      By:           /s/  T. JAY COLLINS
                                                                                 ----------------------------------
                                                                                           T. Jay Collins
                                                                                    Chairman and Chief Executive
                                                                                              Officer

   This certification is made solely pursuant to the requirements of Section 1350 of 18 U.S.C., and is not for any other purpose.

                  Form of Certification for Quarterly Reports
                                 on Form 10-Q

I, Chris Cunningham, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Friede Goldman Halter, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                                                      By:       /s/  CHRIS CUNNINGHAM
                                                                                 ----------------------------------
                                                                                          Chris Cunningham
                                                                                      Chief Financial Officer

   This certification is made solely pursuant to the requirements of Section 1350 of 18 U.S.C., and is not for any other purpose.