Form 10-K
period 2002-12-31
FRIEDE GOLDMAN HALTER INC
filed 2003-04-15
CIK 1039780

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number: 0-22595

                           Friede Goldman Halter, Inc.
                            (as Debtor in Possession)
             (Exact name of registrant as specified in its charter)

             Mississippi                               72-1362492
  (State or other jurisdiction of                   (I.R.S.Employer
  incorporation or organization)                   Identification No.)

                                13085 Seaway Road
                              Gulfport, Mississippi
                    (Address of principal executive offices)
                                      39503
                                   (Zip Code)

                                 (228) 896-0029
              (Registrant's telephone number, including area code)

     Securities Registered Pursuant to Section 12(b) of the Act: Common Stock, $.01, par value

     Securities Registered Pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. [X] No. [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S) 229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes. [X] No. [_]


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes. [_] No. [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,153,887 as of June 30, 2002 (computed by reference to the quoted closing price of the registrant's common stock on the Over the Counter Bulletin Board on June 28, 2002). Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of April 4, 2003 there were 48,710,579 shares of Common Stock, $.01 par value, of Friede Goldman Halter, Inc. issued and outstanding, 39,216,845 of which shares having an aggregate market value of approximately $58,825, were held by non-affiliates of the registrant (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant's Common Stock).

                                TABLE OF CONTENTS

                                     PART I

                                                                                               Page
                                                                                               ----
 Item 1.     Business ......................................................................      3
             Risk Factors ..................................................................      7
 Item 2.     Properties ....................................................................      8
 Item 3.     Legal Proceedings .............................................................      8
 Item 4.     Submission of Matters to a Vote of Security Holders ...........................      8

   PART II

 Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters .....      8
 Item 6.     Selected Financial Data .......................................................      9
 Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
             Operations ....................................................................     12
 Item 8.     Financial Statements and Supplementary Data ...................................     22
 Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure ....................................................................     22

   PART III

 Item 10.    Directors and Executive Officers of the Registrant ............................     23
 Item 11.    Executive Compensation ........................................................     24
 Item 12.    Security Ownership of Certain Beneficial Owners and Management ................     29
 Item 13.    Certain Relationships and Related Transactions ................................     30

   PART IV

 Item 14.    Controls and Procedures .......................................................     30
 Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K ...............     31

                           FORWARD-LOOKING STATEMENTS

     Forward-looking statements in this Annual Report on Form 10-K, future filings by the Company with the Securities and Exchange Commission (the "Commission"), the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risks set forth under the caption "Significant Factors That may Affect Forward-Looking Statements" appearing in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that forward-looking statements made by it are based on reasonable expectations; however, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements involve statements that are predictive in nature, which depend upon or refer to future events or conditions, or which include the words "estimate," "project," "anticipate," "expect," "predict," "believe," "could," "would," "may" and similar expressions.

ITEM 1.  Business

General

     On April 19 and 20, 2001, Friede Goldman Halter, Inc., including 31 of our subsidiaries (collectively, the "Company"), elected to file separate petitions for relief under Chapter 11 of the United States Bankruptcy Code which allows for the reorganization of our debts. We filed petitions in the U.S. Bankruptcy Court for the Southern

District of Mississippi which are being jointly administered under Case No. 01-52173 SEG. Since the date of the petition, we have maintained possession of our property, and have continued to remain in control of our on going business affairs as a Debtor in Possession.

     Under Chapter 11, certain claims against us in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while we continue business operations as Debtor in Possession. These claims are reflected in the December 31, 2002 and December 31, 2001 balance sheets as "liabilities subject to compromise." Claims secured against our assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on our property, plant, and equipment. Additional claims (liabilities subject to compromise) have arisen subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

     We retained the investment banking firm of Houlihan, Lokey, Howard & Zukin and restructuring advisor, Glass and Associates, Inc. to assist in the preparation of a plan of reorganization. These advisors assisted management and our Board of Directors in evaluating various alternatives including, but not limited to, sales of assets and our business unit(s), infusion of capital, debt restructuring and any combination of these options. Upon the sale of our Offshore segment in January 2003, Houlihan, Lokey, Howard & Zukin completed their engagement. Glass and Associates continues to assist management and the Board of Directors in preparation of an amended plan of reorganization and with other operational matters.

     As further described in Note 4 to the Consolidated Financial Statements, on March 22, 2002, we filed a plan of reorganization with the United States Bankruptcy Court. We anticipate amending the plan of reorganization due to the sale of the Vessels and Offshore segments. The amended plan will result in no recovery for current equity interests. The amount of any recovery to general creditors will depend primarily on, but will not be limited to the following factors: (a) the ultimate value of pre-petition claims and (b) the dollar amount of claims associated with the administration of this case. Note 4 also contains information regarding the sale of the Vessels and Offshore segments as well as their asset sales and dispositions.

     We cannot provide assurance that the amended plan will be approved. It is not possible to assess the outcome of our bankruptcy proceeding or whether we will operate in accordance with the amended plan, if approved.

Description of Operations

   Offshore Segment

     On January 29, 2003, we sold substantially all the assets of the Company's Offshore segment constituting the Company's Mississippi and Texas operations; on March 22, 2002 , we sold substantially all the Company's Offshore assets located in Newfoundland, Canada. Prior to the sale, primary customers of our Offshore segment were drilling contractors with operations offshore in the Gulf of Mexico, the North Sea, West Africa, eastern Canada and South America and other offshore areas of the world. These drilling contractors generally owned and operated offshore drilling rigs and provided drilling services to oil and gas companies. In addition, we contracted for the construction of rigs with customers who did not operate the equipment but intended to charter the rigs to drilling contractors.

     In our Offshore segment, operations during 2002 consisted of several conversion, retrofit and repair projects for offshore drilling contractors as well as work on the completion of one new construction semi-submersible offshore drilling unit and the continuing new construction of three semi-submersible offshore drilling units. Significant conversion or retrofit projects generally took eight to fourteen months to complete, whereas certain repair projects required only one to three months to complete. New rig construction projects required from 18 to 30 months to complete.

     Several factors determined the type of rig most suitable for a particular project, the more significant of which are the marine environment, water depth and seabed conditions at the proposed drilling location, whether the drilling was to be done over a production platform or other fixed structure, the intended well depth, and variable deck load and well control requirements.

     On June 30, 2002, we sold the assets of Friede & Goldman Ltd. ("F&G Ltd."). Prior to the sale, we performed design and engineering of offshore drilling and production units, including jackups, semi-submersibles, drillships and floating production, storage and offloading vessels. F&G Ltd. had a long history of successful designs with 50 F&G Ltd. designed semi-submersible drilling, pipelaying, and accommodation units in service worldwide, and over 30 jackup drilling units of F&G Ltd. design operating worldwide.

   Vessels Segment

     On October 23, 2002, we sold the Vessels segment. Prior to the sale, primary customers of our Vessels segment were offshore energy service companies, marine transportation companies, domestic and foreign governments and other commercial enterprises. Services provided by the Vessels segment included the design, new construction, and conversion of ocean-going vessels including OSVs for energy service companies, cargo ships, oceanographic research and survey ships, high speed patrol boats and ferries for domestic and foreign governments, and double-hull tank barges; tugboats, towboats and other types of barges for other commercial enterprises.

   Engineered Products Segment

     On April 25, 2002, we sold the assets of Amclyde Engineered Products, Inc., which made up the Engineered Products Segment. Prior to the sale, primary customers of our Engineered Products segment, in addition to the customers of our Offshore and Vessels segments, included offshore construction contractors, shipyards, commercial cruise-liner ship-owners, general merchant marine operators, the fishing industry, on-land general construction contractors and the U.S. Government. The Engineered Products segment services included the design and manufacture of the world's largest cranes, mooring systems, marine deck equipment, jacking systems, specialty mechanical systems, and a comprehensive aftermarket repair and retrofitting operation.

Backlog

     As of December 31, 2002, our backlog was $39.3 million which consisted of FGO and FGOT's backlog in the amounts of $35.7 million and $3.6 million, respectively. We completed the sale of FGO and FGOT on January 29, 2003.

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

     The Resource Conservation and Recovery Act ("RCRA") and similar state laws regulate the generation, treatment, storage, disposal, and other handling of solid wastes, with the most stringent regulations applying to solid wastes that are considered hazardous wastes. RCRA also may impose stringent requirements on the closure, and the post-closure care, of facilities where hazardous waste was treated, disposed of or stored. We generate solid waste, including hazardous and non-hazardous waste, in connection with our routine operations. We believe that our waste is handled properly under RCRA.

     Amendments to the federal Clean Air Act in 1990 resulted in numerous changes which the Environmental Protection Agency and similar state agencies fully implemented by regulations. The Clean Air Act amendments have not resulted in the Company incurring material expenses at our properties.

     In connection with our purchase of the Marystown Facilities in Canada, the Newfoundland provincial government agreed to carry out and pay for a complete environmental assessment and remediation program. The Phase I investigation identified several issues surrounding possible subsurface contamination on site at one of the Marystown Facilities. As a result of Phase I findings, remediation work was completed in 2000. Remediation efforts included the removal of underground oil storage tanks, removal and proper disposal of contaminated soils and re-installation of new oil storage tanks at the shipyard facility. The Phase II investigation has been completed and additional environmental issues were identified. Additional remediation efforts were required for asbestos and lead paint abatement. Remediation work was substantially completed in 2001. The Newfoundland Provincial Government funded the cost of remediation procedures associated with the Marystown Facilities as agreed upon at the time the facility was purchased. In addition, the Newfoundland Provincial Government will indemnify us against any environmental liabilities associated therewith. The asset sale agreement executed in March 2002 continues this indemnification.

     At December 31, 2002 and 2001, the Company had accrued $6.0 million related to remediation of certain contaminated sites. This liability is primarily the result of liabilities retained in the sale of the Company's Vessel Repair division to Bollinger Shipyards in August 2000. Negotiations are ongoing with the Louisiana Department of Environmental Quality as to the ultimate resolution of this matter. This liability is included in liabilities subject to compromise at December 31, 2002 and 2001. There is no assurance that the amount of this estimate will be adequate to cover the costs of the eventual resolution of this matter. There is also no assurance that this liability will ultimately be deemed a liability subject to compromise. The Bankruptcy Court could rule this to be an administrative claim.

     Our compliance with environmental laws and regulations has entailed certain additional expenses and changes in operating procedures. Because substantially all of the Company's assets have been sold, compliance with these laws and regulations is not anticipated to have a material adverse effect on our business or financial condition for the foreseeable future. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures on our part, which expenditures may be material.

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

Longshore and Harbor Workers Act and maritime and outer continental shelf endorsements. We currently maintain limits we deem are proper and necessary in the course of our business. Although management believes that our insurance is adequate with respect to all of our domestic and international operations, there can be no assurance that we will be able to maintain adequate insurance at rates which management considers commercially reasonable, nor can there be any assurance such coverage will be adequate to cover all claims that may arise.

Employees

     Our workforce has varied based on the level of ongoing fabrication activity at any particular time. As of December 31, 2002, we had approximately 1,445 employees which included 1,432 related to the Offshore segment sold in January, 2003 and 13 related to the corporate office estate stay-team. The Company's total workforce included contract labor of approximately 223 employees at December 31, 2002 related to the Offshore segment.

     None of our employees are employed pursuant to a collective bargaining agreement. We believe that our relationship with our employees is good.

                                  RISK FACTORS

     Due to the Chapter 11 filing, there will be no recovery for our equity security holders. There is also no assurance that our plan of reorganization will ultimately be approved by the Bankruptcy Court.

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

     Proofs of claim filed with the Bankruptcy Court significantly exceed the estimation of our liabilities subject to compromise.

     As a result of certain contractual matters described in Note 17 to the Consolidated Financial Statements and other claims asserted by secured and unsecured creditors, we have been notified that proofs of claims filed with the Bankruptcy Court related to its Chapter 11 filing significantly exceed the liabilities we have recorded. At December 31, 2002 and December 31, 2001, we accrued an estimate of the liability for the resolution of these claims. This estimate has been developed in consultation with outside counsel that is handling the bankruptcy and defense of these matters. To the extent additional information arises or the Bankruptcy Court approves the proofs of claims as filed, it is possible that our estimate of our liability in these matters may significantly change. Our management believes any change to the estimate will increase the balance of our liabilities subject to compromise. Additionally, some items classified as liabilities subject to compromise could be deemed priority or administrative claims through the Bankruptcy Courts and could thereby become current liabilities.

     Our business involves significant operating risks and our insurance protection could be insufficient or ineffective.

     Our operational activities involved the fabrication, refurbishment and repair of large steel structures, including drilling rigs, vessels, cranes and production units. These activities have inherent risks associated with them that could result in significant injury and loss of life, severe damage and destruction of property and suspension of operations. These risks include:

     . operating hazards, including the operation of cranes and other heavy machinery;

     . the structural failure of a drilling rig, crane, vessel or other equipment;

     . liabilities associated with a defect in design or a failure or malfunction of a product developed or manufactured by us;

     . marine accidents, including collisions with other vessels and sinkings;

     .    physical damage of our facilities caused by hurricanes or flooding;
          and

     .    employment practices within our operating divisions.


     Litigation arising from any of these occurrences may result in the Company being named as a defendant in lawsuits asserting large claims. Although we maintain and will continue to maintain insurance that we consider to be economically prudent, it cannot be assured that this insurance will be sufficient or effective under the circumstances. A successful claim for which we are not fully insured could have a material adverse effect on the Company.

     Available Information

     We file annual, quarterly and current reports and other information with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with any amendments to those reports, are not posted on our corporate website as we no longer have a corporate website. However we will provide, free of charge upon request, electronic or paper copies of its filings.

ITEM 2.  Properties

     As of April 1, 2003, substantially all of the Company's assets have been sold except those discussed below.

     Our corporate headquarters is located in Gulfport, Mississippi occupying approximately 5,000 square feet of leased office space. In addition, we own two separate parcels of real property, the Three Rivers Yard in Gulfport, Mississippi and the FGOT Central Yard in Sabine Pass, Texas. The Texas shipyard is under contract and is anticipated to be sold in the second quarter of 2003.

     We also own a Series 4600 Manitowac Ringer Crane (the "Crane") which had been used by Friede Goldman Newfoundland. All assets of Friede Goldman Newfoundland were sold in the spring of 2002 except for the Crane which was part of the Offshore business. The Crane was relocated from Canada to Mississippi.

ITEM 3.  Legal Proceedings

     We are involved in various claims and legal actions arising in the ordinary course of business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of these significant matters. See Item 15--Notes 16 and 17 to the Consolidated Financial Statements for more information on the significant legal and contractual matters in which we are involved.

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

     The following table sets forth the high and low sales price per share of the Common Stock, as reported on the

New York Stock Exchange composite tape from January 1, 2001 through April 20, 2001 and on the Over the Counter Bulletin Board from April 23, 2001 through December 31, 2002, for the periods indicated:

                        2002
                   --------------
      Quarter       High    Low
      ---------    ------  ------
      First .....  $0.290  $0.055
      Second ....   0.150   0.050
      Third .....   0.079   0.012
      Fourth ....   0.024   0.001

                        2001
                   --------------
      Quarter       High    Low
      ---------    ------  ------
      First .....  $ 6.60  $ 1.24
      Second ....    2.45    0.18
      Third .....    0.85    0.40
      Fourth ....    0.53    0.18

     We will not be paying any cash dividends on our Common Stock. In addition, under our current plan of reorganization, equity holders would not receive any recovery in the bankruptcy.

     The following table sets forth information as of December 31, 2002, with respect to compensation plans under which equity securities of the Company are authorized for issuance:

                                                         (a)
                                                      Number of                                            (c)
                                                    securities to              (b)                Number of securities
                                                      be issued         Weighted-average           remaining available
                                                    upon exercise         exercise price               for future
                                                   of outstanding        of compensation          issuance under equity
                                                  options, warrants     plans outstanding         (excuding securities
                                                      and rights        options, warrants          reflected in column
                  Plan category                    (in thousands)           and rights             (a)) (in thousands)
                  -------------                   -----------------     -----------------         ---------------------
Equity compensation plans approved by security
   holders .....................................            414,551      $           8.72                            --
Equity compensation plans not approved
   by security holders .........................                 --                    --                            --
                                                  -----------------     -----------------         ---------------------
     Total .....................................            414,551      $           8.72                            --
                                                  =================     =================         =====================

ITEM 6.  Selected Financial Data

     The following table sets forth selected historical financial data as of the dates and for the periods indicated. The historical financial data set forth below are derived from the audited consolidated financial statements of Friede Goldman Halter, Inc. ("FGH"). The consolidated financial statements include the accounts of FGH and its wholly-owned subsidiaries, including, among others, Friede Goldman Offshore, Inc. ("FGO"), Friede & Goldman, Ltd. ("F&G Ltd"), Friede Goldman Newfoundland Limited ("FGN"), Friede Goldman France S.A.S. ("FGF"), AmClyde Engineered Products Company , Inc. ("Amclyde"), and Halter Marine, Inc. ("Halter").

     The selected financial data includes the accounts of FGF for all periods from February 6, 1998 through its sale date of May 22, 2001, FGN for all periods from January 1, 1998 through its sale date of March 22, 2002, Amclyde for all periods from November 4, 1999 through its sale date of April 25, 2002, FGL for all periods from January 1, 1998 through its sale date of June 30, 2002, and Halter for all periods from November 4, 1999 through its sale date of October 23, 2002, and all other subsidiaries for all periods presented. All significant intercompany accounts and transactions have been eliminated. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related notes thereto.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                                                                    For the Years Ended December 31,
                                                                                    --------------------------------

                                                                           2002          2001      2000       1999         1998
                                                                        ---------   ----------  ---------  ---------    ---------
Revenues (See Footnote 1) ...........................................   $      --   $       --  $      --  $      --    $      --
Selling, general and administrative expenses ........................       9,590       18,236     24,564     16,770       11,464
Goodwill amortization ...............................................          --       11,153      7,524      1,576          334
Goodwill impairment .................................................          --      201,622         --         --           --
                                                                        ---------   ----------  ---------  ---------    ---------
Operating loss ......................................................      (9,590)    (231,011)   (32,088)   (18,346)     (11,798)
                                                                        ---------   ----------  ---------  ---------    ---------

Other expense (income):
   Interest expense (income), net (contractual interest
      of $18,186 and $21,825 for the years
      ended December 31, 2002 and 2001, respectively) ...............       9,826       15,913     30,242      5,930         (634)
   Discount on convertible subordinated notes .......................          --       54,878         --         --           --
   Other ............................................................        (116)          --         --         --          313
                                                                        ---------   ----------  ---------  ---------    ---------
           Total other expense ......................................       9,710       70,791     30,242      5,930         (321)
                                                                        ---------   ----------  ---------  ---------    ---------

Loss before reorganization items, discontinued operations,
  income taxes and extraordinary item ...............................     (19,300)    (301,802)   (62,330)   (24,276)     (11,477)

Reorganization items:
   Professional fees ................................................      12,911       11,691         --         --           --
   Loss on investment in unconsolidated subsidiary ..................          --        1,371         --         --           --
   Write-off of deferred financing costs ............................       1,971        2,618         --         --           --
   Loss on termination of employee benefit plan .....................         339           --         --         --           --
                                                                         --------   ----------  ---------  ---------    ---------
           Total reorganization items ...............................      15,221       15,680         --         --           --
                                                                         --------   ----------  ---------  ---------    ---------

Loss before discontinued operations, income taxes and
  extraordinary item  ...............................................     (34,521)    (317,482)   (62,330)   (24,276)     (11,477)
Income tax expense (benefit) ........................................         251        9,510    (21,042)   (17,141)      20,679
                                                                        ---------   ----------  ---------  ---------    ---------
Loss before discontinued operations and extraordinary item ..........     (34,772)    (326,992)   (41,288)    (7,135)     (32,156)

Discontinued operations:
   Income (loss) from operations of Vessels segment .................     (12,465)     (13,202)    13,747      4,214           --
   Loss on disposal of Vessels segment ..............................     (37,527)          --         --         --           --
   Income (loss) from operations of Offshore segment ................       8,164      (20,816)   (86,093)   (28,395)      63,121
   Loss on disposal of Offshore segment .............................     (16,230)     (21,951)        --         --           --
   Income from operations of Engineered
        Products segment ............................................         497        7,337     11,116        490        4,321
   Income (loss) on disposal of Engineered
       Products segment .............................................         720      (25,983)        --         --           --
                                                                        ---------   ----------  ---------  ---------    ---------
           Total discontinued operations ............................     (56,841)     (74,615)   (61,230)   (23,691)      67,442
                                                                        ----------  ----------  ---------  ---------    ---------
Net loss before extraordinary item ..................................     (91,613)   ($401,607)  (102,518)   (30,826)      35,286
Extraordinary loss ..................................................          --           --     (3,853)        --           --
                                                                        ----------  ----------  ---------  ---------    ---------
Net income (loss) ...................................................   $ (91,613)  $ (401,607) $(106,371) $ (30,826)   $  35,286
                                                                        =========   ==========  =========  =========    =========

Net income (loss) per share, basic
   Net loss before discontinued operations
           and extraordinary item ...................................   $   (0.71)  $    (6.71) $   (0.93) $   (0.27)   $   (1.33)
 Discontinued operations ............................................       (1.17)       (1.54)     (1.37)     (0.91)        2.79
 Extraordinary loss .................................................          --           --      (0.09)        --           --
                                                                        ---------   ----------  ---------  ---------    ---------
 Net income (loss) ..................................................   $   (1.88)  $    (8.25) $   (2.39) $   (1.18)   $    1.46
                                                                        =========   ==========  =========  =========    =========

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS , CONT.

                    (in thousands, except per share amounts)

                                                                                       Years Ended December 31,
                                                                                  --------------------------------------
                                                                        2002          2001       2000         1999        1998
                                                                     ----------   ---------   ----------    ----------  ---------
                                                                                  (in thousands, except per share data)
Net income (loss) per share, diluted
     Net loss before discontinued operations
         and extraordinary item ..................................   $    (0.71)  $    (6.71) $    (0.93)        (0.27) $   (1.32)
     Discontinued operations .....................................        (1.17)       (1.54)      (1.37)        (0.91)      2.75
     Extraordinary loss ..........................................           --           --       (0.09)           --         --
                                                                     ----------   ----------  ----------    ----------  ---------
     Net income (loss) ...........................................   $    (1.88)  $    (8.25) $    (2.39)   $    (1.18) $    1.43
                                                                     ==========   ==========  ==========    ==========  =========
Weighted average shares outstanding:
     Basic .......................................................       48,711       48,711      44,562        26,148     24,211
     Diluted .....................................................       48,711       48,711      44,562        26,148     24,599

Statement of Cash Flows Data:
Cash provided by (used in) operating activities ..................   $  (36,924)  $  (33,267) $  (53,767)   $  (61,061) $  21,088
Cash provided by (used) in investing activities ..................       95,350        6,824      95,813        (4,747)   (77,299)
Cash provided by (used in) financing activities ..................      (64,700)      21,949     (31,739)       39,558     41,156
Balance Sheet Data:
Working capital (deficit) ........................................   $   10,693   $  (24,578) $ (140,423)   $   83,819  $   5,859
Net property, plant and equipment ................................           --      155,458     261,337       334,642    139,078
Long-lived assets held for disposition ...........................       49,284       56,930          --            --         --
Total assets .....................................................      147,124      361,621     822,014     1,010,491    314,560
Debt .............................................................       48,712      115,355     222,274       312,720     61,992
Liabilities subject to compromise ................................      346,015      360,697          --            --         --
Stockholders' equity (deficit) ...................................     (285,090)    (193,346)    209,793       248,121     85,290

(1) Revenues are zero for all periods presented because revenues are included in the determination of income (loss) from operations of discontinued segments. There were no revenues from continuing operations for all periods presented.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Overview

     On March 22, 2002, we filed a Plan of Reorganization with the United States Bankruptcy Court, which included the reorganization of substantially all of our Offshore and Vessels segments and the disposition of our Engineered Products segment as well as the disposition through sale, or otherwise, of other subsidiaries and assets as described below. As discussed in Note 2 to the Consolidated Financial Statements, we anticipate amending the plan of reorganization due to the sale of the Vessels and Offshore segments. We have no ongoing operations after the Offshore sale in January 2003.

  Backlog

     As of December 31, 2002, our backlog was $39.3 million which consisted of FGO and FGOT's backlog in the amounts of $35.7 million and $3.6 million, respectively. We completed the sale of the assets of FGO and FGOT on January 29, 2003.

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

     Property, Plant, & Equipment Held for Disposition. We evaluated our property, plant, and equipment held for disposition for impairment based on the asset purchase agreement entered into during November 2002 for the Offshore segment. As a result, in 2002, we recognized a loss on assets held for sale of $28.7 million related to the disposition of the Offshore segment.

     Liabilities Subject to Compromise. We have been notified that proofs of claims filed with the bankruptcy court related to our Chapter 11 filing significantly exceed the liabilities we have recorded. As discussed in the notes to our consolidated financial statements, as of December 31, 2002, we have accrued an estimate of the probable liability for the resolution of these claims. This estimate has been developed in consultation with outside counsel that is handling our bankruptcy and defense in these matters. To the extent additional information arises or the bankruptcy court approves the proofs of claims as filed, it is possible that our estimate of the liability in these matters could significantly change. We believe any change to our estimate will increase the balance of our liabilities subject to compromise.

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

  Contracts

     A significant portion of our contracts were on a fixed-price basis. Revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of many factors, including changes in job conditions and variations in labor and equipment productivity over the term of the contract.

     The construction of offshore drilling rigs, vessels and other equipment frequently involves complex design and engineering, and equipment and supply delivery coordination throughout construction periods that may extend from several months to two years. It is not unusual in such circumstances to encounter design, engineering, equipment delivery schedule changes and other factors that impact the builder's ability to complete construction of the project in accordance with the original contractual delivery schedule. Our construction contracts generally required the customer to compensate us for additional work as well as reassess delivery dates or expenses incurred due to customer requested change orders or failure of the customer to provide us with design or engineering information or equipment, if specified in the contract for the customer to provide these items. Under these circumstances, we generally negotiated with the customer with respect to the amount of compensation to be paid to us following the time at which the change order was requested or the customer failed to provide us with items required by the contract to be provided by the customer to us.

  The Ocean Rig, Petrodrill, Pasha and CNOOC Contracts

     Our results of operations for the year ended December 31, 2001 and our current financial condition have been materially and adversely impacted by contracts for the construction of four semi-submersible drilling rigs (Ocean Rig and Petrodrill contracts), one vehicle car carrier (Pasha contract) and one heavy derrick-lay barge (CNOOC contract), as further described below.

Ocean Rig

     In December 1997 and June 1998, we entered into contracts to construct two semi-submersible drilling rigs for Ocean Rig ASA, a Norwegian company. We commenced construction of one rig in June 1998 and the other in January 1999. Since January 2000, when we entered into a Confidential Settlement Agreement with Ocean Rig to resolve disputes with respect to these contracts, we continued to experience significant cost overruns and delays in the construction of these rigs. As a result, we recorded provisions for contract losses during the second, third and fourth quarters of 2000 of approximately $24.6 million, $7.0 million and $38.2 million, respectively, related to this project. Losses for the fourth quarter include a provision for all costs we incurred through the date of the March 9, 2001 amendment to the contract, at which time the contract was converted to a "time and materials" contract. Shipyard construction of the first rig was completed in May 2001 and that rig left our facility to undergo final outfitting, including the installation of the dynamic positioning thruster system. This rig has completed final sea trial commissioning and is in operation. The second rig left our facility in July 2001 and construction was completed at a Canadian shipyard.

     On December 10, 2001, we entered into a Delivery and Close-Out Agreement with Ocean Rig (the "Agreement") under which both parties waived and released all claims each had against the other except certain limited claims reserved in the Agreement. The Agreement was subject to the approval of the Bankruptcy Court. The Bankruptcy Court's approval of the Agreement was not received prior to the deadline for filing proofs of claim in the Bankruptcy Court. In order to preserve its rights, Ocean Rig filed unquantified proofs of claim for both rigs. On May 16, 2002, the Court entered an order approving the Agreement. Pursuant to the order, the proofs of claim filed by Ocean Rig are deemed held in abeyance. If we fail to comply with the mutual waivers and releases of the Agreement, the proofs of claim could be reactivated and amended. We do not believe that the proofs of claim will be reactivated and amended.

Petrodrill

     In April 1998, one of our subsidiaries, Friede Goldman Offshore-Texas ("FGOT") entered into contracts to construct two semi-submersible drilling rigs for two newly formed entities, Petrodrill IV, Ltd. and Petrodrill V, Ltd. ("Petrodrill"). After the commencement of construction, FGOT began to experience delays in the production schedule and increased costs due, in whole or part, to delays caused by Petrodrill and by subcontractors nominated by Petrodrill. In addition, FGOT had to perform as the lead yard as opposed to a follow-on yard as initially anticipated by the contracting parties.

     In April 1999, and in connection with a transaction whereby the United States Maritime Administration ("MARAD") agreed to finance the Petrodrill rigs, FGOT and Petrodrill entered into an amendment to the contracts that provided, among other things, for extensions to the delivery dates of approximately nine months for each rig. Thereafter, production delays continued. Under the contracts, FGOT was entitled to extensions of the delivery dates for permissible delay as defined in the contracts ("Permissible Delay") and for delays caused by Petrodrill breaches of contract. FGOT notified Petrodrill that, as a result of such delays, it was entitled to additional extensions of the delivery dates and to additional compensation. Petrodrill refused to acknowledge FGOT's right to an extension of the delivery dates. Petrodrill was also advised that the rigs could not be completed by their respective existing delivery dates.

     In January 2000, FGOT notified Petrodrill that it was mitigating FGOT's and Petrodrill's damages by deferring certain fabrication efforts until engineering work could be completed so that we could determine the ultimate cost of the project and permit construction to go forward in an efficient manner. FGOT also notified Petrodrill that it believed it was entitled to additional monetary compensation from Petrodrill as a result of delay, disruption, inefficiencies and other direct and indirect costs caused by, among other things, delays by Petrodrill and its nominated subcontractors and by FGOT being required to perform as the lead yard. Consequently, we and Petrodrill filed a series of actions against one another in the United States federal court and in a court in London, England. In May 2000, FGOT and Petrodrill finalized an agreement to amend the construction contract and dismiss the litigation previously filed against each other. The amendment extended delivery dates, capped liquidated damages and increased our contract value.

     On February 28, 2001, we announced an agreement in principle with Fireman's Fund, the surety company which wrote the performance bonds of $87.0 million per rig on the Petrodrill project, pursuant to which the surety company had agreed to provide certain funding for the completion of construction of the two semi-submersible drilling rigs. The agreement provided that the surety company would contract with FGOT for fringe benefit costs, materials, subcontractor and other costs and an allocation for overhead and general and administrative expenses. The terms of the final agreement were not successfully negotiated, thereby resulting in the surety ceasing to provide funding.

     On May 4, 2001, we announced that we filed with the Bankruptcy Court a motion to reject the contracts related to the Petrodrill project. This motion was approved by the Bankruptcy Court in June 2001 and finalized in July 2001. Work on the projects was discontinued effective May 4, 2001. Construction on the projects resumed pursuant to a Bankruptcy Court motion effective September 6, 2001. This motion provided for us to work as authorized by the customer and surety company for a 120-day period on Rig I and a 150-day period on Rig II. These periods began on September 6, 2001. The construction was to be performed at specified labor, equipment and material billing rates. In December 2001, we, Petrodrill and Fireman's Fund jointly moved for and were granted an extension of time to April 4, 2002 for the removal of the first rig from our Pascagoula, Mississippi shipyard and to May 9, 2002 for the removal of the second rig from our shipyard in Orange, Texas. Work continued past the deadlines based on a mutual agreement by both parties under the same terms of the Bankruptcy Court agreement. Our work was completed on the first rig and it was removed from our property on May 3, 2002. Our work was completed on the second rig and it was removed from our property on July 26, 2002.

     At December 31, 2002, $19.2 million was included in our reserve for estimated costs to compete the contract, which represents our estimate of the remaining cost of completion in excess of future billings at the time work on the project was suspended. Our estimate was based on an uninterrupted work plan we developed during the first quarter of 2001. At December 31, 2002, $25.2 million was included in our liabilities related to costs funded to date by the surety. We believe our liability related to the project at December 31, 2002 is limited to the sum of these two liabilities, approximately $44.4 million. This amount is included in liabilities subject to compromise in the Consolidated Financial Statements.

     Petrodrill has submitted proofs of claim totaling $477.0 million based on estimated costs to complete the rigs and lost revenues. Fireman's Fund has submitted proofs of claim which are unquantified at this time. We believe the amount of Petrodrill's asserted claim substantially exceeds our reserve of $44.4 million as of December 31, 2002 due to delays caused by the customer/surety and the customer's/surety's inaction on resolving the strategy to complete construction of the rigs. We are not privileged to the customer's/surety's final strategy for completion of these projects and their claims and do not have information as to the estimated final cost to complete under the customer's/surety's strategy. We believe the claims made by Petrodrill and the surety, if substantiated, would be a liability subject to compromise. There is no assurance that management's position regarding the value of the claims of Petrodrill and Fireman's Fund will be upheld by applicable courts and additional liabilities will not result in excess of the reserve recorded at December 31, 2002.

PASHA

     On December 28, 1999, we signed a contract for the construction of a 4,000 car-carrier vessel for transport of vehicles between the West Coast and the Hawaiian Islands. On May 1, 2001, we gave notice that we were not financially capable of completing this contract without further funding to ensure a cash flow positive contract from the date of filing Chapter 11 reorganization on April 20, 2001. This additional funding was anticipated to come from the surety company which wrote the performance bond for the project. The surety company provided additional funding for the project under court order until July 27, 2001 when it informed us that it would not fund completion of the vessel. Construction on the project was suspended when this funding ceased. We and the customer maintain that this is a violation of the terms of the performance bond. The customer has sued the surety in federal court. The United States Department of Justice ("USDOJ"), which represents the United States Maritime Administration ("MARAD") (the provider of customer financing) and the customer have also sued the surety in Mississippi state court. The suits are seeking specific performance of the surety under the terms of the performance bond. This suit was settled, but the agreement was sealed by the federal court. Because substantially all of the assets of our Vessels segment were sold on October 23, 2002, we will not complete the project.

     At December 31, 2002, $2.4 million was included in our reserve for estimated costs to complete the contract, which represents our estimate of the remaining costs of completion in excess of future billings at the time work on the project was suspended. The customer has submitted proofs of claim totaling $906.0 million and the surety has submitted proofs of claim which are unquantified at this time. We believe that these pre-petition claims made by the customer and the surety are objectionable on one or more grounds, although no such objections have been made to date. If the claims are substantiated, then they would be a liability subject to compromise. There is no assurance that management's position regarding the value of the claims of the customer and the surety will be upheld by applicable courts and additional liabilities will not result in excess of the reserve recorded at December 31, 2002. The surety also asserts certain secured claims against our assets and post-petition administrative claims for payments made under the payment bond. Pending resolution of the surety's lien and claim rights, the Bankruptcy Court has ordered us to maintain a minimum balance of $7.5 million in the sales proceed cash account for the Vessels segments subject to certain adjustments.

CNOOC

     We filed a motion with the Bankruptcy Court to reject the contract with China National Offshore Oil Company ("CNOOC") for the construction of a heavy derrick-lay barge. Liberty Mutual Insurance Company ("Liberty Mutual") opposed the contract rejection. Pursuant to the contract, CNOOC was provided a bank guarantee from Royal Bank of Canada ("Royal Bank"). After we filed for bankruptcy, CNOOC received approximately $10.9 million from Royal Bank under the bank guarantee. Under a counter guarantee, Royal Bank received from Liberty Mutual the same amount that Royal Bank paid to CNOOC. Prior to filing for bankruptcy, we and certain of our subsidiaries entered into an indemnification agreement with Liberty Mutual providing that we would indemnify Liberty Mutual for any amount paid to Royal Bank under the counter guarantee. At December 31, 2002, approximately $10.9 million was included in our liabilities subject to compromise for the indemnification agreement. Liberty Mutual has submitted proofs of claim which are unquantified at this time. Liberty Mutual has also asserted claims against proceeds received by a subsidiary of ours under post-petition contacts between the subsidiary and CNOOC. We believe any claim made by Liberty Mutual would be a liability subject to compromise and no loss exposure exists in excess of the liability recorded. Pending resolution of certain rights asserted by Liberty Mutual, the Bankruptcy Court has ordered us to maintain a minimum balance of $10.5 million in the sales proceed cash account for the Engineered Products segment subject to certain adjustments.

Results of Operations

     The consolidated financial statements include the accounts of FGH, Inc. and its wholly-owned subsidiaries, including, among others, FGO, F&G Ltd., FGN, FGF and Amclyde (collectively referred to as the "Company").

     Revenues

     Revenues are zero for all periods presented because revenues are included in the determination of income (loss) from operations of discontinued segments. There were no revenues from continuing operations for all periods presented.

  Selling, general and administrative expenses

     Selling, general and administrative expenses ("SG&A expenses") were $9.6 million from continuing operations for the year ended December 31, 2002 compared to $18.2 million from continuing operations for the year ended December 31, 2001. The decrease in SG&A expenses is due to personnel reductions and other cost-saving measures we implemented.

     SG&A expenses were $18.2 million from continuing operations for the year ended December 31, 2001 compared to $24.6 million from continuing operations for the year ended December 31, 2000. The decrease in SG&A expenses is due to personnel reductions and other cost-saving measures we implemented.

  Amortization of Goodwill

     Amortization of goodwill increased $3.6 million from continuing operations for the year ended December 31, 2001 compared to the year ended December 31, 2000 as a result of adjustments to goodwill in 2000. As of December 31, 2002, we have no goodwill as a result of an impairment recorded in 2001.

  Impairment of Goodwill

     During 2001, we completed an evaluation of the impairment in carrying values of our long-lived assets, including goodwill, in conjunction with the development of our plan of reorganization. We recorded a goodwill impairment charge of $201.6 million for the year ended December 31, 2001 related to our Vessel and Offshore segments. This charge was estimated based on our projection of cash flow that would be generated from the operation of these segments in future periods. This adjustment related to an analysis performed by comparing the total book value of property, plant, equipment and goodwill to the total undiscounted cash flows for a period of five years as it relates to the assets we acquired in the merger with Halter Marine Group in November 1999. The adjustment was based on the amount by which the carrying amount of the long-lived assets, including goodwill, exceeded the estimated fair market value.

  Net interest expense

     Net interest expense decreased to $9.8 million from continuing operations for the year ended December 31, 2002 from $15.9 million from continuing operations for the year ended December 31, 2001. The decrease of $6.1 million is primarily the result of interest expense recorded on the 4 1/2% convertible subordinated notes from January 2001 through April 18, 2001, before the Chapter 11 filing, while no related interest was recorded in the year ended December 31, 2002. Contractual interest expense of $8.4 million and $5.9 million on the 4 1/2% convertible subordinated notes was not recorded in the years ended December 31, 2002 and 2001, respectively, due to the Chapter 11 filing.

     Net interest expense decreased to $15.9 million for the year ended December 31, 2001 from $30.2 million for the year ended December 31, 2000. The decrease of $14.3 million is primarily the result of interest expense recorded on the 4 1/2% convertible subordinated notes from January 2001 through April 18, 2001, before the Chapter 11 filing, while twelve months of related interest was recorded in the year ended December 31, 2000. Contractual interest expense of $5.9 million on the 4 1/2% convertible subordinated notes was not recorded in the year ended December 31, 2001 due to the Chapter 11 filing.

     We recorded discount accretion of $54.9 million during the year ended December 31, 2001 related to the reclassification of the $185.0 million, 4 1/2% convertible subordinated notes as a liability subject to compromise.

  Reorganization items

     We incurred professional fees of $12.9 million related to the bankruptcy proceeding and reorganization in the year ended December 31, 2002 compared to $11.7 million in the year ended December 31, 2001.

     Due to the agreement to satisfy our obligations to Foothill, we recorded a loss of $2.0 million during the year ended December 31, 2002 to write-off the remaining balance of the deferred financing costs related to this debt. In 2001, we also wrote-off $2.6 million of debt issuance costs related to the 4 1/2% subordinated convertible notes due to the notes being reclassified as a liability subject to compromise.

     In September 2002, the Bankruptcy Court issued an order limiting the amount of cash that could be disbursed to the participants in our deferred compensation program, which was less than the recorded liability. We reported a $1.2 million gain in the third quarter of 2002 as a result of reducing our liabilities subject to compromise related to our deferred compensation program. The $1.2 million gain was offset by a $1.5 million loss on the write-off of prepaid pension costs due to the termination of the Halter Marine Group defined benefit plan in 2003.

  Discontinued Operations of Vessels Segment

     We recorded a loss from discontinued operations of our Vessels segment of $12.5 million for the year ended December 31, 2002 as compared to a loss of $13.2 million for the year ended December 31, 2001. We recorded a loss from discontinued operations of our Vessels segment of $13.2 million for the year ended December 31, 2001 as compared to income of $13.7 million for the year ended December 31, 2000. The losses from discontinued operations in 2002 and 2001 are primarily the result of the sale of the higher margin repair business in August 2000, overhead inefficiencies due to lower sales volume, losses incurred on a contract to build a car carrier vessel and losses incurred on the construction of an ocean going barge. The losses on these contracts were primarily attributable to delays and disruption caused by our working capital deficit prior to filing Chapter 11 bankruptcy.

     We recorded a loss on disposal of our Vessels segment of $37.5 million for the year ended December 31, 2002 as a result of the sale of the Vessels segment in October 2002.

  Discontinued Operations of Offshore Segment

     We recorded income from discontinued operations of our Offshore segment of $8.2 million for the year ended December 31, 2002 as compared to a $20.8 million loss for the year ended December 31, 2001 primarily due to an increase in the reserve for obsolete inventories of $10.5 million and the recording of the performance bank guarantee liability on the heavy derrick-lay barge contract in 2001. In addition, earnings on new repair and conversion projects were included in the year ended December 31, 2002, most of which were not in progress in the year ended December 31, 2001.

     We recorded a loss from discontinued operations of our Offshore segment of $20.8 million for the year ended December 31, 2001 as compared to a loss of $86.1 million from discontinued operations recorded for the year ended December 31, 2000. This $65.3 million decrease in loss from discontinued operations is primarily the result of $69.6 million in losses recorded in 2000, including a provision for future losses of $21.1 million, on a contract to construct two semi-submersible drilling rigs for Ocean Rig ASA requiring increased estimated man-hours to complete this project. The gross profit margin was also impacted by an increase in the reserve for obsolete inventories of $10.5 million and the recording of the performance bank guarantee liability on the heavy derrick-lay barge contract in 2001.

     During the year ended December 31, 2001, we recorded a loss on disposal of the Offshore segment in the amount of $22.0 million. This loss relates to the write-down of $17.1 million on certain assets of the Offshore segment to an amount equal to the debt owed to our secured lenders since we intended to satisfy this debt by relinquishing control of the assets to our lender. We also recorded a write-down of $4.9 million on the asset value of FGN based on the estimated net proceeds that we would receive from the sale of this facility.

     During the year ended December 31, 2002, we recorded a gain of $1.1 million related to an adjustment on the sale of FGN and a gain of $11.4 million on the sale of FGL. In addition, during the forth quarter of 2002, we recorded a $28.7 million write-down of the asset values of FGO and FGOT based on the proceeds received from the sale of these facilities in January 2003 pursuant to an asset purchase agreement entered into in November 2002.

Discontinued Operations of Engineered Products Segment

     We recorded income from discontinued operations of our Engineered Products segment of $0.5 million for the year ended December 31, 2002 compared to income of $7.3 million for the year ended December 31, 2001 primarily due to the sale of its assets in April 2002. We recorded income from discontinued operations of our Engineered Products segment of $7.3 million for the year ended December 31, 2001 compared to income of $11.1 million for the year ended December 31, 2000 primarily due to higher sales volumes in 2000.

     In 2001, we recorded a net loss of $26.0 million relating to the disposition of our Engineered Products segment. This included a $16.0 million gain on the sale of the BLM division in May 2001 offset by a loss on the sale of the Amclyde division of $42.0 million. The sale of the Amclyde division was completed on April 25, 2002.

     In 2002, we recorded a gain of $0.7 million related to an adjustment to the sale of Amclyde.

  Income taxes

     We had income tax expense of $0.3 million in 2002 compared to $9.5 million in 2001. As a result of losses incurred in prior years, we were not able to record income tax benefits for financial reporting purposes during 2002. The income tax expense recorded during the year ended December 31, 2001 related to income generated by BLM and an increase in the valuation allowance on deferred tax assets.

     We had income tax expense of $9.5 million in 2001 compared to an income tax benefit of $21.0 million in 2000. As a result of losses recorded during the fourth quarter of 2000 and during the year ended December 31, 2001, the benefits available for financial reporting purposes were limited significantly. We have recorded a valuation allowance which offsets substantially all of the deferred tax assets arising from contract reserves and net operating loss carry-forwards generated through the current period. The income tax expense recorded during the year ended December 31, 2001 related to income generated by BLM and an increase in the valuation allowance on deferred tax assets.

  Extraordinary Item

     During 2000, we recorded an extraordinary loss of $3.9 million related to the write-offs of deferred loan costs associated with the portion of deferred loan fees related to the previous credit facility which were written off when the agreement was re-negotiated and restated in October 2000.

Liquidity and Capital Resources

  Overview

     As further described in the introduction section of Item 7, Management's Discussion and Analysis, we filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in April 2001.

  Cash flow summary

     During the year ended December 31, 2002, we financed our business activities through funds generated from cash balances, including those generated through collections of accounts receivable, borrowings under the Restated Credit Agreement and proceeds from the sale of assets of FGN, Amclyde, F&G Ltd., and the Vessels segment.

     Net cash used in operating activities during 2002 was approximately $36.9 million including a net loss of $91.6 million for the twelve months ended December 31, 2002 and a gain on termination of the deferred compensation plan of $1.2 million, offset by non-cash depreciation and amortization of $13.8 million, write-off of deferred financing costs of $2.0 million and termination of the defined benefit plan of $1.5 million. Funds generated through operating activities include a $6.4 million decrease in contract and other receivables and a $2.8 million decrease in inventories. Funds used by operating activities included a $7.6 million decrease in billings related to costs and estimated earnings on uncompleted contracts, an $8.4 million decrease in liabilities subject to compromise, and an $8.5 million decrease in accounts payable and accrued liabilities. In addition, loss on disposal of the Vessels and Offshore segments recorded during 2002 were $37.5 million and $16.2 million, respectively. Gain on disposal of the Engineered Products segment was $0.7 million in 2002.

     Net cash provided by investing activities during 2002 was $95.4 million. We generated cash of $123.7 million from the sale of business units including $62.7 million and $41.7 million related to the sale of the Vessels segment and Engineered Products segment, respectively. In addition, $15.1 million and $4.2 million was received related to the sale of F&G Ltd and FGN, respectively. During 2002, we paid $0.3 million for capital expenditures and received $0.2 million in proceeds from the sale of property, plant and equipment. Additionally, restricted cash increased by $28.2 million primarily due to $6.0 million in cash collateral and a $14.4 million escrow account established in 2002 related to Foothill Capital Corporation. (See Note 3 of the Consolidated Financial Statements for further detail.) The remaining increase in restricted cash is primarily the result of the remaining proceeds from the sale of divisions in 2002.

     Net cash used in financing activities during 2002 was $64.7 million. Sources of cash included borrowings under debt facilities of $1.3 million. Funds used in financing activities included net repayments under our line of credit of $62.3 million and repayments on other debt facilities of $3.7 million.

     Net cash used in operating activities during 2001 was approximately $33.3 million including a net loss of $401.6 million for the twelve months ended December 31, 2001 offset by non-cash depreciation and amortization of $32.3 million and goodwill impairment of $201.6 million. Funds generated through operating activities include a $42.3 million decrease in contract and other receivables and a $18.2 million increase in accounts payable and accrued liabilities. Funds used by operating activities included a $17.0 million decrease in billings related to costs and estimated earnings on uncompleted contracts and a $36.4 million decrease in the reserve for uncompleted contracts. Additionally, loss on disposal of the Engineered Products segment, discount on convertible notes, and loss on disposal of Offshore segment were recorded in 2001 in the amounts of $26.0 million, $55.9 million, and $22.0 million, respectively.

     Net cash provided by investing activities during 2001 was $6.8 million. We generated cash of $26.6 million from the sale of our French subsidiaries; however, use of these funds is restricted and subject to the approval of the unsecured creditor's committee and/or an order of the Bankruptcy Court. These funds were used to pay the professional fees and other administrative costs related to our bankruptcy filing. During 2001, we paid approximately $4.0 million for capital expenditures.

     Net cash provided by financing activities during 2001 was $22.0 million. Sources of cash included net borrowings under our line of credit of $22.8 million, borrowings under other debt facilities of $8.9 million, and repayments on other debt facilities of $9.7 million.

  Restated Credit Agreement

     Effective October 24, 2000, we entered into a $110.0 million amended and restated credit agreement with Foothill Capital Corporation ("Foothill"), comprised of a $70.0 million line of credit and a $40.0 million term loan (collectively, the "Restated Credit Agreement"). The Restated Credit Agreement has a three-year term. The line of credit is secured by substantially all of our otherwise unencumbered assets, including accounts receivable, inventory, equipment, real property and all of the stock of our domestic subsidiaries. The term loan is secured by a subordinated security interest in the line of credit collateral.

     On October 29, 2002, the Bankruptcy Court entered an order authorizing us to pay, upon the sale of the Vessels segment to Foothill approximately $64.0 million in undisputed principal and undisputed non-default rate interest, and to provide $6.0 million in cash collateral to secure a letter of credit. An escrow account of $14.4 million was also authorized to satisfy potentially disputed charges, which include default interest and various fees that might be awarded by the Bankruptcy Court. As of November 25, 2002, we had made all payments required by the court order. Although the court order requires use of the escrow account for payment of disputed charges, Foothill retains all of its liens on our assets pending final resolution.

     Total balances outstanding under the Restated Credit Agreement at December 31, 2002 were $9.3 million, excluding $5.7 million in outstanding letters of credit. The letter of credit was provided to secure our worker's compensation obligations.

   Notes Payable to Financial Institutions

     Notes payable to financial institutions were $3.4 million at December 31, 2002 which includes $2.5 million in debt assumed by the buyer in connection with the sale of the Offshore segment in January 2003.

   MARAD Financing Agreement

     As of December 31, 2002, we had approximately $19.9 million in outstanding principal related to our demand notes payable to the U.S. Maritime Administration ("MARAD"). The demand notes resulted from MARAD making payment under its guarantee agreement to the holders of the bonds originally issued in December 1997, under Title XI, to partially finance construction of the FGO East Facility. Pursuant to the disposition of the Offshore segment in January 2003, the debt owed to Marad was assumed by the buyer of the Offshore segment, and the Company has no further obligations thereunder.

   Bonds Payable - Capital Public Finance Agreement

     The balance of the GE Capital Public Finance ("GEPF") debt at December 31, 2002 was $13.6 million. Pursuant to the disposition of the Offshore segment in January 2003, the debt owed to GEPF was assumed by the buyer of the offshore segment, and the Company has no further obligations thereunder.

   Notes Payable - GE Capital Corporation Debt

   The balance of the GE Capital Corporation ("GECC") debt at December 31, 2002 was $2.5 million. Pursuant to the disposition of the Offshore segment in January 2003, the debt owed to GECC was assumed by the buyer of the Offshore segment, and the Company has no further obligations thereunder.

   Liabilities Subject to Compromise

     The Company has liabilities subject to compromise of $346.0 million over and above the previously discussed debt. These liabilities have resulted from certain contractual matters and other claims asserted by creditors (as further described in Notes 9, 13, 16, 17 and 19 of the Consolidated Financial Statements). The Company has been notified that proofs of claims filed with the Bankruptcy Court related to its Chapter 11 filing significantly exceed the liabilities the Company has recorded. At December 31, 2002 and December 31, 2001, the Company accrued its estimate of the liability for the resolution of these claims. This estimate has been developed in consultation with outside counsel that is handling the bankruptcy and defense of these matters. To the extent additional information arises or the Bankruptcy Court approves the proofs of claims as filed, it is possible that the Company's estimate of its liability in these matters may change. Management believes any change to the Company's estimate will increase the balance of its liabilities subject to compromise. Based upon an assessment of information currently available, management believes that a reasonable estimate of the possible claims that could be approved by the court could be as much as $575.0 million. There is no assurance that either of these estimates will reflect the ultimate position of the Bankruptcy Court. The amount of the awarded claim could be higher. (See
Note 12 of the Consolidated Financial Statements.)

Recently Issued Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement is effective for fiscal years ending after December 15, 2002 and did not have an impact on our financial condition or operating results. The disclosure requirements are included in this report.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to interest rate risk due to changes in interest rates, primarily in the United States. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. We currently do not use any derivative financial instruments to manage our exposure to interest rate risk.

     The table below provides information about future maturities of principal for our outstanding debt instruments and fair value at December 31, 2002. All instruments described are non-trading instruments ($ in thousands). See Note 11 of the Consolidated Financial Statements for further discussion of the Company's debt.

                                      December 31,
                                          2002
                                         ------
      Fixed rate debt:
          Fixed rate ................   $39,367
          Average interest rate .....      6.90%

      Variable rate debt:
           Variable rate: ...........   $ 9,345
           Average interest rate ....     LIBOR
                                           plus

Foreign Currency Risks

     Although the majority of our transactions were in U.S. dollars, FGN and FGF conducted some of their operations in various foreign currencies. We currently do not use any off balance sheet hedging instruments to manage risks associated with our operating activities conducted in foreign currencies unless that particular operation enters into a contract in a foreign currency which is different than the local currency of the particular operation. In limited circumstances and when considered appropriate, we will utilize forward exchange contracts to hedge the anticipated purchases and/or sales. We have historically used these instruments primarily in the manufacturing and selling of certain marine deck equipment. We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts. As of December 31, 2002, we do not have any outstanding forward exchange contracts. FGN and FGF were sold in March 22, 2002 and May 23, 2001, respectively.

ITEM 8. Financial Statements and Supplementary Data

     The information required by this Item 8 is contained in a separate section of this report. See Consolidated Financial Statements in Item 14 of this report.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

     The directors of the Company were elected at the annual meeting of shareholders held on May 16, 2000 to serve as directors of our Company until the annual meeting of stockholders in the year 2002 and until their respective successors are duly elected and qualified. As a result of the cancellation of such annual meeting until such future time as may be appropriate, no election of directors of our Company will occur at this time. Our Executive Officers are elected annually to serve for the ensuing year or until their successors have been elected. The following table sets forth certain information with respect to the directors and executive officers of the Company as of April 1, 2003:

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


             Name               Age                        Position
      -------------------       ---     --------------------------------------------------
      T. Jay Collins             56     Chief Executive Officer and Chairman of the Board
      Alan A. Baker              71     Director
      Angus R. Cooper, II        61     Director
      Barry J. Galt              69     Director
      Gary L. Kott               61     Director
      Raymond E. Mabus           54     Director
      Marilyn L. Cameron         53     Assistant Secretary

     T. JAY COLLINS, age 56, has been Chief Executive Officer since June 4, 2002, Chairman of the Board since May 4, 2002 and Director since 1997. He is currently the President of Oceaneering International, Inc., a position he has held since November 1998. From May 1995 to November 1998, he served as Executive Vice President of Oilfield Marine Service at Oceaneering International, Inc. From 1993 to 1996, Mr. Collins served as Senior Vice President and Chief Financial Officer of Oceaneering International, Inc., an applied technology company providing services and products to the oil and gas industry.

     ALAN A. BAKER, age 71, has been a Director since 1997. Mr. Baker is the retired Chairman of Halliburton Energy Services, an oil and gas service company, a position he held from 1992 to 1995. He also served as the Chief Executive Officer of Halliburton Energy Services Group from 1992 to 1993. Mr. Baker has served as a consultant to Halliburton Company, a director of Noble Affiliates, Inc., a worldwide oil and gas exploration and production company, Crestar Energy, an oil and gas exploration and production company and Nova Technology, a deepwater oil and gas service company.

     ANGUS R. COOPER, II, age 61, has been a Director since November 3, 1999. Mr. Cooper served as a Director of Halter Marine Group, Inc. from April 1997 through the time of the merger with the Company. Mr. Cooper is Chairman of the Board and Chief Executive Officer of Cooper/T. Smith Corporation, a stevedoring company. He currently serves as a Director of Whitney National Bank. He also serves on the Board of Trustees of the University of Alabama.

     BARRY J. GALT, age 69, has been a Director since November 3, 1999. Mr. Galt was a director of Halter Marine Group, Inc. from November 1997 through the time of the merger with the Company. Prior to his retirement on March 30, 1999, Mr. Galt served since 1983 as Chairman and Chief Executive Officer of Ocean Energy, Inc., formerly named Seagull Energy Corporation, a diversified energy company engaged in oil and gas exploration and development. He is also a director of Trinity Industries, Inc., a diversified industrial company, a director of StanCorp Financial Corp., Inc., an insurance company, and a director of Dynegy, Inc., a diversified energy company.

     GARY L. KOTT, age 61, has been a Director since March 1999. Mr. Kott has served has a consultant in the private sector since July 1998. From April 1997 through June 1998, Mr. Kott served as Senior Vice President and Chief Financial Officer of Global Marine, Inc., an international drilling contracting company. Mr. Kott also is a director of Tesco Corporation, a drilling technology company based in Calgary, Canada, and NS Group, Inc., a manufacturer of oilfield tubulars.

     RAYMOND E. MABUS, age 54, has been a Director since 1997. Mr. Mabus has served as President of Frontline Global Resources, a consulting company since October 1998 and as Of Counsel to the law firm of Baker, Donelson, Bearman & Caldwell since October 1996. Mr. Mabus also serves as a director of the Kroll-O'Gara Company, a publicly-traded risk mitigation company and Foamex, Inc, a publicly traded maker of foam.

     MARILYN CAMERON, age 53, has been Assistant Secretary of the Company since October 2001 and was previously the Company's Director of Corporate Governance since 1998.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than ten percent (10%) of the Company's Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). These reports are also filed with the New York Stock Exchange and a copy of each report is required to be furnished to us.

     In addition, SEC regulations require that the we identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year. To our knowledge, based solely on a review of the reports furnished to us and written representations that no other reports were required during and with respect to the year ended December 31, 2002, each individual who was required to file such reports during the year complied with the applicable filing requirements.

ITEM 11. Executive Compensation

   Cash Compensation

     The following table sets forth certain summary information for the prior three years concerning the compensation earned by our current Chief Executive Officer and Chairman of the Board (Mr. Collins), our former President and Chief Executive Officer (Mr. Alford), our former President and Chief Executive Officer (Mr. Stone, Jr.) and the four other most highly compensated individuals who earned in excess of $100,000 and were employed by the Company on December 31, 2002 (Messrs. Shepherd, Schnoor, Cunningham and Haley).

                           Summary Compensation Table


                                                                     Annual            Long-Term
         Name and Principal Position                              Compensation        Compensation
         ---------------------------                           -------------------    ------------
                                                                                      Stock Option
                                                                                         Awards           All Other
                                                        Year    Salary     Bonus        (Shares)       Compensation (1)
                                                        ----   ---------  --------    ------------     ----------------
T. Jay Collins                                          2002   $      --  $     --              --       $      59,224
   Chief Executive Officer and                          2001   $      --  $     --              --       $      42,316
   Chairman of the Board (see note 2)                   2000   $      --  $     --              --       $      29,936

Jack R. Stone, Jr.                                      2002   $      --  $     --              --       $          --
   Former President and Chief                           2001   $      --  $     --              --       $          --
   Executive Officer   (see note 3)                     2000   $      --  $     --              --       $          --

John Alford                                             2002   $ 102,308  $     --              --       $      19,871
   Former President and Chief                           2001   $ 366,667  $     --              --       $       5,128
   Executive Officer (see note 4)                       2000   $ 399,449  $     --         250,000       $      48,770

Ronald W. Schnoor                                       2002   $ 216,050  $ 68,935(5)           --       $      30,044
   Group President--Offshore                            2001   $ 210,664  $     --              --       $       4,573
                                                        2000   $ 255,626  $     --              --       $       7,665

Robert Shepherd                                         2002   $ 216,250  $     --              --       $     232,693(6)
   Executive Vice-President                             2001   $ 191,543  $     --              --       $      31,502
                                                        2000   $      --  $     --              --

Chris Cunningham                                        2002   $ 110,000  $ 60,302(5)           --       $      17,349
   Chief Accounting Officer                             2001   $ 110,000  $     --              --       $      20,012
                                                        2000   $ 106,250  $ 24,134              --       $       7,647

John Haley                                              2002   $ 162,083  $ 26,358(5)           --       $     104,111
   President--Friede Goldman Offshore Texas             2001   $ 143,125  $     --              --       $          --
                                                        2000   $ 147,500  $     --              --       $          --

(1) All Other Compensation consists principally of the Company's deferred compensation payments, matching contributions to 401(k) Retirement Plan accounts, term life insurance premiums paid by the Company, automobile allowances, vacation pay and relocation expenses.

(2)  Mr. Collins' other compensation payments include director's fees.

(3) Mr. Jack R. Stone, Jr., currently serving as the Chief Restructuring Advisor to FGH, was elected to the additional post of President and CEO effective April 5, 2002 though June 3, 2002. Mr. Stone, a principal of Glass & Associates, Inc., a nationally prominent management-consulting firm, has been advising the Board of Directors since October 2001 on restructuring matters. Payments to Glass & Associates, Inc. for Mr. Stone's compensation and restructuring services totaled $0.2 million for the period April 5, 2002 through June 3, 2002.

(4) Effective April 4, 2002, Mr. Alford resigned as our President and Chief Executive Officer.

(5) The amount represents bonus paid pursuant to a retention plan approved by the Bankruptcy Court.

(6) Mr. Shepherd received a $200,000 payment upon the termination of his employment with Friede Goldman Newfoundland, when substantially all the assets of FGN were sold.

INCENTIVE AND OTHER EMPLOYEE BENEFIT PLANS

   Stock Options

     No stock options with respect to fiscal 2002 were granted to, or exercised by, the executives named in the Summary Compensation Table.

   Employment Agreements

     John F. Alford. Mr. Alford resigned as our President and CEO effective April 4, 2002. The following paragraphs describe his employment agreement as it existed prior to his resignation.

     Mr. Alford's employment agreement, as amended on August 7, 2000, had a three-year term ending August 7, 2003 and was subject to automatic annual renewal beginning on the second anniversary of the effective date of the agreement; provided that either Friede Goldman Halter or Mr. Alford, as the case may be, could elect to terminate the agreement by providing the other party with at least 90 days' written notice prior to any year, beginning with the second anniversary of the effective date of the agreement.

     Mr. Alford received an annual base salary of at least $500,000 and was eligible to participate in the annual bonus plan and earn an annual bonus in an amount up to 150% of his annual base salary (as determined by the compensation committee of the board of directors of Friede Goldman Halter). Mr. Alford also received options to purchase 250,000 shares of the Company's common stock, 100,000 of which vested immediately with the remaining 150,000 options vesting ratably over the next three years. In addition, Mr. Alford was eligible to receive incentive compensation awards on a year-to-year basis.

     The failure of Friede Goldman Halter to extend the term of Mr. Alford's employment agreement would have resulted in a severance payment. If Mr. Alford's employment was terminated by Friede Goldman Halter without "cause" or Mr. Alford resigns for "good reason," Mr. Alford would have been entitled to the same severance benefits as provided to Mr. Holloway; provided, however, that Mr. Alford would have been entitled to a lump sum cash payment of $750,000 and an additional lump sum payment of up to $750,000 based on the fair market value of his options at the date his employment terminated.

     For purposes of determining "good reason" in Mr. Alford's employment agreement, "good reason" generally consisted of: (i) a material breach by Friede Goldman Halter of the employment agreement; (ii) a diminution of his responsibilities or title; (iii) a reduction in his base salary, annual bonus opportunity, welfare plan benefits, fringe benefits or incentive plan benefits;
(iv) the failure of Friede Goldman Halter to pay any compensation to him when due; (v) a substantial increase in his travel obligations; (vi) a relocation of his workplace without accommodation by Friede Goldman Halter; (vi) failure by Friede Goldman Halter to obtain a satisfactory agreement from a successor company to assume the obligations under his employment agreements; and (vii) termination of his employment without providing a notice of non-renewal of the employment agreement.

     Under his employment agreement, Mr. Alford had non-solicitation and non-competition obligations toward Friede Goldman Halter for a period of two years following the effective date of the merger.

     The employment agreement for Mr. Alford also provided that in the event any payments received by him under his employment agreement or under any other plan of Friede Goldman Halter was subject to any excise tax imposed under Section 4999 of the Internal Revenue Code of 1986 or any other similar tax or assessment, Friede Goldman Halter would pay Mr. Alford the amount necessary to fully reimburse him for these excise taxes or assessments.

     In exchange for a waiver and release of amounts owing, if any, under his employment agreement, and other consideration and pursuant to an order of the Bankruptcy Court entered on December 23, 2002, Mr. Alford received vacation pay in the amount of $17,307, additional salary in the amount of $75,000 and benefits valued at $1,416. Pursuant to the Order, Mr. Alford was also paid $19,000 on account of his share of funds paid into the Friede Goldman Halter, Inc. deferred Compensation Plan.

     Ronald W. Schnoor. Mr. Schnoor resigned from the Company in January 2003. The following paragraphs describe his employment agreement as it existed before Mr. Schnoor waived his rights pursuant to it by agreeing to participate in the Debtor's Retention and Incentive Program.

     Mr. Schnoor's employment agreement had a term of three years provided that on the second anniversary of the completion of the merger and on each anniversary of this date, the term of the agreement would be automatically extended for one year. Either Friede Goldman Halter or Mr. Schnoor could elect to terminate the agreement by providing the other party with at least six months' written notice prior to each anniversary of the completion of the merger.

     The employment agreement provided for an annual base salary of $256,000, subject to increases in the discretion of the compensation committee. Mr. Schnoor's employment agreement could be terminated at any time by Friede Goldman Halter for "cause" ten days after written notice was provided to Mr. Schnoor. Upon termination, Mr. Schnoor would not have been entitled to severance compensation. "Cause" was defined to include a material and irreparable breach of the agreement, gross negligence or a willful failure by Mr. Schnoor in performing his material duties under the employment agreement, acts of dishonesty or misconduct which had an adverse effect on Friede Goldman Halter, a conviction of or plea of nolo contendere to a felony crime involving moral turpitude, or chronic alcohol abuse or illegal drug abuse.

     If Mr. Schnoor's employment was terminated by Friede Goldman Halter without "cause" or he resigned for "good reason" (as defined below), he would be entitled to receive a lump-sum payment equal to one year's base salary at the rate in effect at that time. If Mr. Schnoor resigned his employment without "good reason," he would have received no severance compensation. Upon termination for any reason, Mr. Schnoor would have been entitled to receive all compensation earned and all vested benefits and reimbursements through the effective date of his termination.

     "Good Reason" was defined in Mr. Schnoor's employment agreement to consist of a material breach by Friede Goldman Halter of the employment agreement occurring during the 30-day period preceding the date written notice of termination for good reason was provided to Friede Goldman Halter which was not remedied by Friede Goldman Halter within 30 days after receipt of the notice.

     Under his employment agreement, Mr. Schnoor had non-solicitation and non-competition obligations toward Friede Goldman Halter for a period of one year following any termination of his employment.

     Mr. Schnoor was entitled to receive $156,878.00 under the Company's Retention and Incentive Program, $19,008 of which amount constituted his pro rata share of the funds held by the Friede Goldman Halter, Inc. Deferred Compensation Program. Mr. Schnoor received one-half of the total amount in 2002. The R&I Program, the purpose of which was to provide an incentive pool for certain employees of the Company, was approved by Order of the Bankruptcy Court entered on June 26, 2002.

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     None.

Report of the Compensation Committee on Executive Compensation; Retention and Incentive Plan

     The following report is submitted by the Compensation Committee for inclusion in this annual report pursuant to the rules of the Securities and Exchange Commission with respect to Executive Compensation:

     The Compensation Committee (the "Committee"), subject to direction from the Board of Directors, determines the general compensation policies of the Company, determines the compensation to be paid to certain officers and certain other persons in senior management positions and administers the Company's Stock Option Plan. The Committee is composed of three directors consisting of T. Jay Collins, Angus R. Cooper II, and Raymond E. Mabus.

     Retention and Incentive Plan

     During the year ended December 31, 2002, the principal objective of the Company's compensation policy was to retain executives and other employees needed to continue the Company's operations until its operating divisions were sold or reorganized. Toward this end, the Company adopted a retention and incentive plan involving cash payments during the 2002 and 2003 calendar years in order to retain the services of Company personnel. The retention and incentive plan was developed with the assistance of the Company's restructuring consulting firm, and was approved by the Company's compensation committee and by the Bankruptcy Court. No long-term compensation was granted to Company employees last year.

     Policy on Deductibility of Compensation

     Section 162(m) of the Internal Revenue Code of 1986 limits the deductibility for federal income taxes of compensation in excess of $1 million paid to a publicly held company's chief executive officer and any of the other four highest-paid executive officers, except for "performance-based" compensation. The Committee is aware of this limitation and intends to consider the effects of Section 162(m) on the Company when making compensation decisions.

                                        Compensation Committee

                                        T. Jay Collins, Member
                                        Raymond E. Mabus, Member
                                        Angus R. Cooper, II, Member

Performance Table

     The following table shows a comparison of cumulative return (assuming reinvestment of any dividends) for the Company, the Standard & Poor's Small Cap 600 Index (the "S&P Small Cap Index") and the Philadelphia Stock Exchange, Inc. Oil Services Index (the "OSXIndex"). Since there is no widely recognized standard industry group comprising the Company and peer companies, the peer groups are composed of companies which have one or more products that compete with products of the Company and are believed by the Company to be companies that analysts frequently use to compare with an investment in the Company. The information contained in this table was prepared by Research Data Group, Inc.

--------------------------------------- ------------ ----------- ----------- ----------- ----------- -----------
                                           1997         1998        1999        2000        2001        2002
--------------------------------------- ------------ ----------- ----------- ----------- ----------- -----------
Friede Goldman Halter, Inc.                 $100.00      $38.08      $23.22      $11.92       $0.64      $0.003
--------------------------------------- ------------ ----------- ----------- ----------- ----------- -----------
Oilfield Service Index                       100.00       51.42       68.98       95.20       67.03       62.36
--------------------------------------- ------------ ----------- ----------- ----------- ----------- -----------
S&P Small Cap 600                            100.00       98.69      110.94      124.03      132.14      112.81
--------------------------------------- ------------ ----------- ----------- ----------- ----------- -----------

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table shows the number of shares of Common Stock beneficially owned by each director; by our Chief Executive Officer; by each of our executive officers named in the "Summary Compensation Table"; by all directors and executive officers (12 persons) as a group; and by such persons known to us to own beneficially more than five percent (5%) of our outstanding Common Stock.

     The information set forth in the following table, except where indicated, is as of March 31, 2003 and, is based upon information supplied or confirmed by the named individuals:

                                                              Number of
                                                               Shares
                                                            Beneficially    Percent
                         Name                                 Owned(1)      of Class
      -----------------------------------------------       ------------    --------
      T. Jay Collins ................................            20,333         *
      Jack R. Stone, Jr. ............................                --         --
      John F. Alford(2) .............................            92,050        0.2%
      Angus R. Cooper II ............................             8,333         *
      Barry J. Galt .................................             8,333         *
      Gary L. Kott ..................................             9,333         *
      Raymond E. Mabus ..............................            17,333         *
      Alan A. Baker .................................            16,333         *
      Ronald W. Schnoor .............................           610,262        1.3%
      Robert Shepherd ...............................            33,652        0.1%
      John Haley ....................................                --         --
      Chris Cunningham ..............................                --         --
      Directors and Executive Officers as a Group ...            815,962       1.6%

     *  Less than one percent (1%).

     Unless otherwise noted, all shares are owned directly and the owner has the right to vote the shares.

     (1) Includes shares which the individual has the right to acquire by March 31, 2003 pursuant to exercise of options granted under the Company's Stock Option Plan: Mr. Baker (16,333 shares), Mr. Collins (16,333 shares), Mr. Cooper (8,333 shares), Mr. Galt (8,333 shares), Mr. Kott (9,333 shares), Mr. Mabus (17,333 shares), Mr. Schnoor (25,000 shares), Mr. Shepherd (33,652 shares), Directors and Executive Officers as a Group (134,650 shares).

     (2) Mr. Alford's shares in the amount of 92,050 are as of both the effective date of his resignation, April 4, 2002 and March 31, 2003.

ITEM 13. Certain Relationships and Related Transactions

     None.

ITEM 14. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     (b)  Changes in Internal Controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) Financial Statements

     The Consolidated Financial Statements listed by the Registrant on the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report. (See page 1).

     (a)(2) Financial Statement Schedules

     The required information is included in the Consolidated Financial Statements or Notes thereto.

     (a)(3) Exhibits

Exhibits

   Exhibit
   No.                                    Description
   -------             ---------------------------------------------------

     *10.1 Amended and Restated Certificate of Incorporation, dated February 28, 1997 (filed as Exhibit 3.1 to the Company's Form S-1 dated May 22, 1997 and incorporated herein by reference).

     *10.2 Bylaws, dated February 28, 1997 (filed as Exhibit 3.2 to the Company's Form S-1, dated May 22, 1997, and incorporated herein by reference).

     *10.3-- Amended and Restated Loan and Security Agreement, dated October 24, 2000, by and among Friede Goldman Halter, Inc. and each of its subsidiaries as signatories thereto and Foothill Capital Corporation, as arranger and administrative agent (Filed as Exhibit 10.1 to the Company's Form 10-Q, dated November 14, 2000, and incorporated herein by reference)

     *10.4 Amendment No. 1, dated December 1999, to Credit Agreement, among Friede Goldman Halter, Inc. and Wells Fargo Bank (Texas) National Association, as administrative agent and co-arranger, Banc One Capital Markets, Inc. as co-arranger and syndication agent, and the lenders party thereto (filed as Exhibit 10.2 to the Company's Form 10-K, dated March 30, 2000, and incorporated hereby reference)

     *10.5-- Amendment No. 2, dated March 28, 2000, to Credit Agreement, among Friede Goldman Halter, Inc. and Wells Fargo Bank (Texas) National Association, as administrative agent and co-arranger, Banc One Capital Markets, Inc., as co-arranger and syndication agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company's Form 10-Q, dated May 15, 2000, and incorporated herein by reference)

     *10.6-- Amendment No. 3, dated June 9, 2000, to Credit Agreement, among Friede Goldman Halter, Inc. and Wells Fargo Bank (Texas) National Association, as administrative agent and co-arranger, Bank One Capital Markets, Inc. as co-arranger and syndication agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company's Form 10-Q, dated August 14, 2000, and incorporated herein by reference)

     *10.7-- Amendment No. 4 to Title XI Reserve Fund and Financial Agreement, dated October 27, 2000, between Friede Goldman Offshore, Inc. and the United States of America, represented by the Secretary of Transportation acting by and through the Maritime Administrator pursuant to the provisions of Title XI of the Merchant Marine Act, 1936, as Amended. (Filed as Exhibit 10.6 to the Company's Form 10-K405, dated April 2, 2001, and incorporated herein by reference)

     *10.8-- Asset Purchase Agreement, dated February 15, 2002, between Friede Goldman Halter, Inc. and Hydralift ASA (filed as Exhibit 10.9 to the Company's Form 10-K, dated April 16, 2002, and incorporated herein by reference).

     *10.9-- Amendment No. 1 to Asset Purchase Agreement, dated March 14, 2002, between Friede Goldman Halter, Inc. and Hydralift ASA (filed as
              Exhibit 10.10 to the Company's Form 10-K, dated April 16, 2002, and incorporated herein by reference)

    *10.10-- Asset Purchase Agreement, dated March 14, 2002, between Friede Goldman Halter, Inc. and FGL Acquisitions, LLC (filed as Exhibit
              10.11 to the Company's Form 10-K, dated April 16, 2002, and incorporated herein by reference)

    *10.11-- Asset Purchase Agreement, dated March 22, 2002, between Friede Goldman Newfoundland, Limited and Peter Kiewit Sons Co. LTD (filed as Exhibit 10.12 to the Company's Form 10-Q, dated May 15, 2002, and incorporated herein by reference)

    *10.12-- Asset Purchase Agreement, dated May 20, 2002, between Friede Goldman Halter, Inc. and Bollinger Shipyards, Inc. (filed as
              Exhibit 10.13 to the Company's Form 10-Q, dated August 14, 2002, and incorporated herein by reference)

    *10.13-- Asset Purchase Agreement, dated July 23, 2002, between Friede Goldman Halter, Inc. and Vision Technologies Kinetics, Inc. (filed as Exhibit 10.14 to the Company's Form 10-Q, dated August 14, 2002, and incorporated herein by reference)

    *10.14-- Amendment #1 to the Asset Purchase Agreement, dated June 21, 2002, between Friede Goldman Halter, Inc. and Bollinger Shipyards, Inc. (filed as Exhibit 10.15 to the Company's Form 10-Q, dated August 14, 2002, and incorporated herein by reference)

    *10.15-- Amendment #2 to the Asset Purchase Agreement, dated June 21, 2002, between Friede Goldman Halter, Inc. and Bollinger Shipyards, Inc. (filed as Exhibit 10.16 to the Company's Form 10-Q, dated August 14, 2002, and incorporated herein by reference)

    *10.16-- Amendment #1 to the Asset Purchase Agreement, dated July 23, 2002, between Friede Goldman Halter, Inc. and Vision Technologies Kinetics, Inc. (filed as Exhibit 10.17 to the Company's Form 10-Q, dated August 14, 2002, and incorporated herein by reference)

    *10.17-- Amendment #2 to the Asset Purchase Agreement, dated July 23, 2002, between Friede Goldman Halter, Inc. and Vision Technologies Kinetics, Inc. (filed as Exhibit 10.18 to the Company's Form 10-Q, dated August 14, 2002, and incorporated herein by reference)

    *10.18-- Amendment #3 to the Asset Purchase Agreement, dated October 4, 2002, between Friede Goldman Halter, Inc. and Vision Technologies Kinetics, Inc. (filed as Exhibit 10.19 to the Company's Form 10-Q, dated February 11, 2002, and incorporated herein by reference)

    *10.19-- Amendment #4 to the Asset Purchase Agreement, dated October 23, 2002, between Friede

              Goldman Halter, Inc. and Vision Technologies Kinetics, Inc. (filed as Exhibit 10.20 to the Company's Form 10-Q, dated February 11, 2002, and incorporated herein by reference)

   **10.20--  Asset Purchase Agreement, dated November 14, 2002, between Friede
              Goldman Halter, Inc. and ACON Offshore Partners.

   **10.21--  Amendment #1 to Asset Purchase Agreement, dated January 29, 2003, between Friede Goldman Halter, Inc. and ACON Offshore Partners.

   **10.23--  John Alford Employment Termination Agreement

   **10.24--  Ron Schnoor Employee Retention and Incentive Agreement

   **10.25--  Chris Cunningham Employee Retention and Incentive Agreement

   **10.26--  John Haley Employee Retention and Incentive Agreement

    **21.1--  Subsidiaries of Friede Goldman Halter, Inc.

    **23.0--  Consent of Ernst & Young LLP

    **99.1    CEO Certification

  *  Previously filed.

**   Filed herewith.

     (b) Reports on 8-K

     The Company filed Current Reports on From 8-K on the following dates:

        November 26, 2002
        October 29, 2002

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Friede Goldman Halter, Inc.

     We have audited the accompanying consolidated balance sheets of Friede Goldman Halter, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Friede Goldman Halter, Inc. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 ended in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company had substantial losses in each of the three years in the period ended December 31, 2002 and had deficiency in assets at December 31, 2002. Further, on April 19, 2001, the Company elected to file a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On March 22, 2002, the Company filed a Plan of Reorganization (the Plan) with the United States Bankruptcy Court (the Court). After the Plan was filed, the Company sold substantially all of its operating assets. There can be no assurance that the Plan, including any amendments thereto, will be approved by the Court, or that the Company will continue to operate in some form. It is not possible to assess the outcome of the Company's bankruptcy proceeding or whether the Company will operate in accordance with the Plan, if approved. The outcome of these uncertainties raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

                                                ERNST & YOUNG LLP

New Orleans, Louisiana
March 26, 2003

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                                                        December 31,
                                                                                  ----------------------
                                                                                      2002       2001
                                                                                  ----------  ----------
                                     ASSETS

 Current assets:
    Cash and cash equivalents ..................................................  $   14,453  $   20,403
    Restricted cash ............................................................      56,107      27,870
    Receivables, net:
      Contract receivables .....................................................       7,442      23,705
      Other receivables ........................................................       1,346         526
    Income tax receivable ......................................................          --         206
    Inventories, net ...........................................................       4,067      17,580
    Costs and estimated earnings in excess of billings on uncompleted
      contracts ................................................................       5,074      16,557
    Prepaid expenses and other .................................................       8,403      11,625
    Deferred income tax asset ..................................................          --      25,353
                                                                                  ----------  ----------
         Total current assets ..................................................      96,892     143,825
 Property, plant and equipment, net of accumulated depreciation. ...............          --     155,458
 Long-lived assets held for disposition ........................................      49,284      56,930
 Other assets ..................................................................         948       5,408
                                                                                  ----------  ----------
         Total assets ..........................................................  $  147,124  $  361,621
                                                                                  ==========  ==========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities:
    Accounts payable  ..........................................................  $   10,705  $   13,948
    Accrued liabilities. .......................................................      23,655      23,976
    Billings in excess of costs and estimated earnings on uncompleted
      contracts ................................................................       3,127      15,124
    Debt .......................................................................      48,712     115,355
                                                                                  ----------  ----------
         Total current liabilities  ............................................      86,199     168,403
 Liabilities subject to compromise .............................................     346,015     360,697
 Deferred income tax liability .................................................          --      25,867
 Stockholders' deficit:
    Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares
      issued and outstanding ...................................................          --          --
    Common stock, $0.01 par value; 125,000,000 shares authorized;
      48,710,579 and 48,708,979 shares issued and outstanding at December
      31, 2002 and 2001, respectively ..........................................         487         487
    Additional paid-in capital  ................................................     299,357     299,357
    Retained deficit  ..........................................................    (581,071)   (489,458)
    Accumulated other comprehensive loss .......................................      (3,863)     (3,732)
                                                                                  ----------  ----------
         Total stockholders' deficit ...........................................    (285,090)   (193,346)
                                                                                  ----------  ----------
         Total liabilities and stockholders' deficit  ..........................  $  147,124  $  361,621
                                                                                  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                                                      For the Years Ended December 31,
                                                                     ----------------------------------
                                                                        2002        2001         2000
                                                                     ---------   ----------   ---------
Revenues ..........................................................  $      --   $       --   $      --
Selling, general and administrative expenses ......................      9,590       18,236      24,564
Goodwill amortization .............................................         --       11,153       7,524
Goodwill impairment ...............................................         --      201,622          --
                                                                     ---------   ----------   ---------
Operating loss ....................................................     (9,590)    (231,011)    (32,088)
                                                                     ---------   ----------   ---------
Other expense (income):
     Interest expense, net (contractual interest of  $18,186
       and $21,825 for the years ended December 31, 2002
       and 2001, respectively) ....................................      9,826       15,913      30,242
     Discount on convertible subordinated notes ...................         --       54,878          --
     Other ........................................................       (116)          --          --
                                                                     ---------   ----------   ---------
            Total other expense ...................................      9,710       70,791      30,242
                                                                     ---------   ----------   ---------
Loss before reorganization items, discontinued operations,
  income taxes and extraordinary item .............................    (19,300)    (301,802)    (62,330)
Reorganization items:
     Professional fees ............................................     12,911       11,691          --
     Loss on investment in unconsolidated subsidiary ..............         --        1,371          --
     Write-off of deferred financing costs ........................      1,971        2,618          --
     Loss on termination of employee benefit plans ................        339           --          --
                                                                     ---------   ----------   ---------
            Total reorganization items ............................     15,221       15,680          --
                                                                     ---------   ----------   ---------
Loss before discontinued operations, income taxes and
  extraordinary item ..............................................    (34,521)    (317,482)    (62,330)
Income tax expense (benefit) ......................................        251        9,510     (21,042)
                                                                     ---------   ----------   ---------
Loss before discontinued operations and extraordinary item ........    (34,772)    (326,992)    (41,288)
Discontinued operations:
     Income (loss) from operations of Vessels segment .............    (12,465)     (13,202)     13,747
     Loss on disposal of Vessels segment ..........................    (37,527)          --          --
     Income (loss) from operations of Offshore segment ............      8,164      (20,816)    (86,093)
     Loss on disposal of Offshore segment .........................    (16,230)     (21,951)         --
     Income from operations of Engineered Products segment ........        497        7,337      11,116
     Gain (loss) on disposal of Engineered Products segment .......        720      (25,983)         --
                                                                     ---------   ----------   ---------
            Total discontinued operations .........................    (56,841)     (74,615)    (61,230)
                                                                     ---------   ----------   ---------
Net loss before extraordinary item ................................    (91,613)  $ (401,607)   (102,518)
Extraordinary loss ................................................         --           --      (3,853)
                                                                     ---------   ----------   ---------
Net loss ..........................................................  $ (91,613)  $ (401,607)  $(106,371)
                                                                     =========   ==========   =========
Net loss per share, basic and diluted:
     Net loss before discontinued operations and extraordinary
       item .......................................................  $   (0.71)  $    (6.71)  $   (0.93)
     Discontinued operations ......................................      (1.17)       (1.54)      (1.37)
     Extraordinary loss ...........................................         --           --       (0.09)
                                                                     ---------   ----------   ---------
     Net loss .....................................................  $   (1.88)  $    (8.25)  $   (2.39)
                                                                     =========   ==========   =========
 Weighted average shares outstanding:
     Basic ........................................................     48,711       48,711      44,562
     Diluted ......................................................     48,711       48,711      44,562

   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 (in thousands)

                                                                                              Accumulated
                                                                                              -----------
                                                           Additional   Retained                 Other
                                                           ----------   --------                 -----
                                          Common Stock       Paid-In    Earnings    Treasury  Comprehensive
                                        ----------------     -------    --------    --------  -------------
                                        Number    Amount     Capital    (Deficit)     Stock   Income(Loss)       Total
                                        ------    ------   ----------   ---------   --------  -------------   ----------
Balance, December 31, 1999 ...........  39,973    $  400   $  230,166   $  18,520    $   --      $   ( 965)   $  248,121
Comprehensive loss:
  Net loss ...........................      --        --           --    (106,371)       --             --      (106,371)
  Other comprehensive loss:
     Net change in foreign currency
       translation adjustment ........      --        --           --          --        --         (1,228)       (1,228)
                                        ------    ------   ----------   ---------   --------  -------------   ----------
Total comprehensive loss .............                                                                          (107,599)
Stock options exercised ..............       3        --            5          --        --             --             5
Stock issuance .......................   8,750        87       69,378          --        --             --        69,465
Purchase of treasury stock ...........      --        --           --          --      (199)            --          (199)
Retirement of treasury stock .........     (17)       --         (199)         --       199             --            --
                                        ------    ------   ----------   ---------   --------  -------------   ----------
Balance, December 31, 2000 ...........  48,709       487      299,350     (87,851)       --         (2,193)      209,793
  Net loss ...........................      --        --           --    (401,607)       --             --      (401,607)
  Other comprehensive loss:
    Net change in foreign currency
       translation adjustment ........      --        --           --          --        --         (1,539)       (1,539)
                                        ------    ------   ----------   ---------   --------  -------------   ----------
Total comprehensive loss .............      --        --           --          --        --                     (403,146)
Stock options exercised ..............       2        --           --          --        --             --            --
Stock issuance .......................      --        --            7          --        --             --             7
                                        ------    ------   ----------   ---------   --------  -------------   ----------
Balance, December 31, 2001 ...........  48,711       487      299,357    (489,458)       --         (3,732)     (193,346)
  Net loss ...........................      --        --           --     (91,613)       --             --       (91,613)
  Other comprehensive loss:
    Net change in foreign currency
       translation adjustment ........      --        --           --          --        --           (131)         (131)
                                        ------    ------   ----------   ---------   --------  -------------   ----------
Total comprehensive loss .............      --        --           --     (91,613)       --           (131)      (91,744)
                                        ------    ------   ----------   ---------   --------  -------------   ----------
Balance, December 31, 2002 ...........  48,711    $  487   $  299,357   $(581,071)   $   --      $  (3,863)   $ (285,090)
                                        ======    ======   ==========   =========   ========  =============   ==========

   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      For the Years Ended December 31,
                                                                                  ----------------------------------------
                                                                                     2002          2001            2000
                                                                                  ---------     ----------      ----------
Cash flows from operating activities:
   Net loss ....................................................................  $ (91,613)    $ (401,607)     $ (106,371)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .............................................     13,807         32,349          39,578
     Goodwill impairment .......................................................         --        201,622              --
     Extraordinary loss ........................................................         --             --           3,853
     Provision for losses ......................................................         --             25          74,364
     Loss on investment in unconsolidated subsidiary ...........................         --          1,371              --
     Loss on termination of employee benefit plans .............................        339             --              --
     Write-off of deferred financing costs .....................................      1,971          2,618              --
     Loss on disposal of segments ..............................................     53,036         47,933              --
     Discount on convertible notes .............................................         --         55,883              --
     (Gain) loss on sale of assets .............................................         65           (145)             --
     Other non-cash changes ....................................................         --             28             221
     Deferred income taxes .....................................................        140         10,373         (17,962)
     Changes in operating assets and liabilities:
       Decrease in contract and other receivables ..............................      6,364         42,344          56,584
       Decrease in income tax receivable .......................................        206            385          38,066
       (Increase) decrease in inventories ......................................      2,803         10,866          (3,357)
       Net increase (decrease) in billings related to costs and
         estimated earnings on uncompleted contracts............................     (7,601)       (17,049)         50,184
       (Increase) decrease in other assets .....................................        452         (2,015)         (6,322)
       Increase in reinsurance receivables .....................................         --             --              --
       Increase in non-current liabilities .....................................         --             --          19,376
       Decrease in liabilities subject to compromise ...........................     (8,400)            --              --
       Increase (decrease) in accounts payable and accrued liabilities .........     (8,493)        18,168        (106,479)
       Decrease in reserve for losses on uncompleted contracts .................         --        (36,416)        (95,502)
                                                                                  ---------     ----------      ----------
         Net cash used in operating activities .................................    (36,924)       (33,267)        (53,767)
                                                                                  ---------     ----------      ----------
 Investing activities:
   Capital expenditures for plant and equipment ................................       (340)        (4,039)         (5,578)
   Proceeds from sale of business units ........................................    123,720         26,559          80,755
   Proceeds from sale of unconsolidated subsidiary .............................         --             --          13,035
   Proceeds from sale of property, plant and equipment .........................        207          2,302           7,601
   Restricted cash .............................................................    (28,237)       (17,998)             --
                                                                                  ---------     ----------      ----------
         Net cash provided by  investing activities ............................     95,350          6,824          95,813
                                                                                  ---------     ----------      ----------
 Financing activities:
   Proceeds from sale and issuance of stock ....................................         --             --          69,470
   Repayments on borrowings under debt facilities ..............................     (3,670)        (9,713)        (50,267)
   Net borrowings (repayments) under line of credit ............................    (62,286)        22,781         (61,987)
   Proceeds from borrowings under debt facilities ..............................      1,256          8,881          11,244
   Purchase of treasury stock ..................................................         --             --            (199)
                                                                                  ---------     ----------      ----------
         Net cash provided by (used in) financing activities ...................    (64,700)        21,949         (31,739)
                                                                                  ---------     ----------      ----------
   Effect of exchange rate changes on cash .....................................        324           (347)           (187)
                                                                                  ---------     ----------      ----------
   Net increase (decrease) in cash and cash equivalents ........................     (5,950)        (4,841)         10,120
   Cash and cash equivalents at beginning of year ..............................     20,403         25,244          15,124
                                                                                  ---------     ----------      ----------
   Cash and cash equivalents at end of year ....................................  $  14,453     $   20,403      $   25,244
                                                                                  =========     ==========      ==========
 Supplemental disclosures:

   Cash paid for interest ......................................................  $  10,544     $   12,305      $   23,511
   Cash refunds received for income taxes ......................................  $     692     $      271      $   42,344
   Cash paid for income taxes ..................................................  $      --     $      385      $    1,446
 Cash flows from operating activities before reorganization items:
   Cash receipts from customers ................................................  $ 163,653     $   73,628      $       --
   Cash payments to vendors, suppliers and employees ...........................  $ 183,906     $   69,149      $       --

 Non-cash investing activities:
   Acquisitions:
     Fair value of assets acquired and subsequent adjustments ..................  $      --        $    --      $   (4,139)
     Fair value of liabilities assumed and subsequent adjustments ..............  $      --        $    --      $   93,930

   The accompanying notes are an integral part of these financial statements.

                           FRIEDE GOLDMAN HALTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

     On November 3, 1999, Friede Goldman International, Inc. ("FGI") merged with Halter Marine Group, Inc. ("HMG") with FGI continuing as the surviving corporation. Effective with the merger, the corporate name was changed to Friede Goldman Halter, Inc. ("FGH"). FGH is incorporated under the laws of the State of Mississippi. The consolidated financial statements include the accounts of FGH, Inc. and its wholly-owned subsidiaries, including, among others, Friede Goldman Offshore, Inc. ("FGO"), Friede & Goldman, Ltd. ("FGL"), Friede Goldman Newfoundland Limited ("FGN"), Friede Goldman France S.A.S. ("FGF"), Amclyde Engineered Products Inc. ("Amclyde") and Halter Marine, Inc. ("Halter")(collectively referred to as the "Company"). These consolidated financial statements include the accounts of FGF for all periods through its sale date of May 22, 2001, FGN for all periods through its sale date of March 22, 2002, Amclyde for all periods through its sale date of April 25, 2002, FGL for all periods through its sale date of June 30, 2002, and HMG for all periods through its sale date of October 23, 2002. All significant intercompany accounts and transactions have been eliminated.


2. Voluntary Filing under Chapter 11 of the United States Bankruptcy Code

     The Company incurred substantial operating losses during 2000 and the first quarter of 2001 and had a working capital deficit of $140.4 million and $343.9 million at December 31, 2000 and March 31, 2001, respectively. On April 13, 2001, the Company received a Notice of Continuing Events of Default and Demand for Payment (the "Notice") from Foothill Capital Corporation, as agent for itself and another lender under the Restated Credit Agreement, which demanded the immediate payment of $85.7 million plus interest and various other costs, within five days of the Notice. Further, the Company did not pay the $4.2 million interest payment due on March 15, 2001, on the Company's outstanding 4 1/2% convertible subordinated notes due in 2004 (the "Subordinated Notes") in the principal amount of $185.0 million which resulted in the entire principal amount becoming immediately callable. The Company's inability to meet the obligations under the Restated Credit Agreement and the Subordinated Notes, the working capital deficit, and the expectation of continued operating losses in the short term had generated substantial uncertainty regarding the Company's ability to meet its obligations in the ordinary course of business. As a result, on April 19 and 20, 2001, the Company, including 31 of its subsidiaries, elected to file separate petitions for relief under Chapter 11 of the United States Bankruptcy Code which allows for the reorganization of its debts. The Company filed the petitions in the U.S. Bankruptcy Court for the Southern District of Mississippi and are being jointly administered under Case No. 01-52173 SEG. Since the date of the petition, the Company has maintained possession of its property, and has continued to remain in control of its ongoing business affairs as a Debtor in Possession.

     Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while it continues business operations as Debtor in Possession. These claims are reflected in the December 31, 2002 and December 31, 2001 balance sheets as "liabilities subject to compromise." Claims secured against its assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Company's property, plant, and equipment. Additional claims (liabilities subject to compromise) have arisen subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

     The Company retained the investment banking firm of Houlihan, Lokey, Howard & Zukin and restructuring advisor, Glass and Associates, Inc. to assist in the preparation of a plan of reorganization. These advisors assisted management and our Board of Directors in evaluating various alternatives including, but not limited to, sales of assets and the Company's business unit(s), infusion of capital, debt restructuring and any combination of these options. Upon the sale of the Offshore segment in January 2003, Houlihan, Lokey, Howard & Zukin completed their engagement. Glass and Associates continues to assist management and the Board of Directors in preparation of an amended plan of reorganization and with other operational matters.

     As further described in Note 4, on March 22, 2002, the Company filed a plan of reorganization with the United States Bankruptcy Court. The Company anticipates amending the plan of reorganization due to the sale of the Vessels and Offshore segments. The amended plan will result in no recovery for current equity interests. The amount of any recovery to general creditors will depend primarily on, but will not be limited to the following factors: (a) the ultimate value of pre-petition claims, and (b) the dollar amount of claims associated with the administration of this case. Note 4 also contains information regarding the sale of the Vessels and Offshore segments as well as their asset sales and dispositions.


     The Company cannot provide assurance that the amended plan will be approved. It is not possible to assess the outcome of the Company's bankruptcy proceeding or whether the Company will operate in accordance with the amended plan, if approved.

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

     Revenues are zero for all periods presented because revenues are included in the determination of income (loss) from operations of discontinued segments. There were no revenues from continuing operations for all periods presented.

   Cash Equivalents

     The Company considers all short-term cash investments with an original maturity of less than three months to be cash equivalents.

     Cash equivalents include the sum of $1.5 million Canadian dollars ($951,442 U.S. dollars) as of December 31, 2002 plus $0.2 million United States dollars related to Friede Goldman Newfoundland. The Company's ability to transfer these funds to the United States is subject to the completion of an audit by Revenue Canada of the tax returns of Friede Goldman Newfoundland Limited and Friede Goldman Canada, Inc. and the satisfaction of any remaining liabilities associated with closing down the Canadian companies.

   Restricted  Cash

     As discussed in Note 11, on October 29, 2002, the Bankruptcy Court entered an order authorizing the Company to pay, upon the sale of Halter Marine, Inc., to Foothill Capital Corporation approximately $64.0 million in undisputed principal and undisputed non-default rate interest, and to provide $6 million in cash collateral to secure a letter of credit. An escrow account of $14.4 million was also authorized to satisfy potentially disputed charges, which include default interest and various fees that might be awarded by the Court. As of November 25, 2002, the Company had made all payments required by the court order. Although the court order requires use of the escrow account for payment of disputed charges, Foothill retains all of its liens on the Company's assets pending final resolution. The cash collateral and escrow account of $6.0 million and $14.4 million, respectively, are included in restricted cash at December 31, 2002.

     At December 31, 2002 and 2001, restricted cash also includes cash of $1.2 million and $8.6 million, respectively, that has been pledged to secure bonds relating to construction contracts.

     The remaining restricted cash primarily includes non-disbursed cash from the sale of the Company's Vessels and Engineered Products segments. Disbursement of these funds is subject to approval by the Bankruptcy Court and is primarily reserved for payment of administrative expenses related to the Company's bankruptcy filing.

   Receivables

     The Company provides for allowances for receivables, which are deemed to be uncollectible. Provision for such losses is made in the period in which the loss is probable and subject to reasonable estimation. The Company had allowances for doubtful accounts of $0.4 million and $1.2 million as of December 31, 2002 and 2001, respectively.

   Inventories

     Inventories are valued at the lower of cost or market. Inventory cost is determined principally on the specific identification method. Market is net realizable value.

   Prepaid Expenses

     Prepaid expenses include insurance premiums of approximately $1.4 million which the Company believes to be refundable. Approximately $3.1 million of the prepaid expense represents premiums to be expensed during the year ended December 31, 2003.

   Property, Plant and Equipment

     Property, plant and equipment is stated at cost less accumulated depreciation. Long-lived assets held for disposition is stated at the estimated sales price or disposal value less the selling or disposal costs. Ordinary maintenance and repairs that do not extend the physical or economic lives of the assets are charged to expense as incurred. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets.

     Useful lives utilized in the calculation of depreciation for each class of property, plant and equipment are as follows:

     Class                                    Life
   -------                                  --------
     Buildings and improvements .........   15--40 years
     Leasehold improvements .............   10--40 years
     Machinery and equipment ............    3--20 years
     Other ..............................     3--7 years


   Goodwill

     Goodwill was recognized for the excess of the purchase price over the fair value of identifiable net assets acquired and was amortized over a 25-year period. Accumulated amortization was $20.6 million as of December 31, 2001. During 2001, the Company recognized a goodwill impairment charge of $201.6 million and recorded this amount as a permanent write-down of goodwill. The Company also recognized a write-down of goodwill totaling $42.0 million related to the disposition of its Engineered Products segment and this amount is included in the loss on disposal of Engineered Products segment in the accompanying statements of operations.

   Long-Lived Assets

     The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or disposal of Long-Lived Assets (SFAS 144). SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations, including goodwill, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived asset. Losses on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

     FAS 144 also supersedes certain aspects of APB 30 - "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. FAS 144 requires expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as previously required by APB 30.

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

   Use of Estimates

     These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Such preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenues and expenses for the years presented. Actual results could differ materially from those estimates. Areas requiring significant estimates to be made by management include the application of the percentage-of-completion accounting method; allowance for doubtful accounts; recoverability of inventories, property, plant, equipment and goodwill; depreciation and amortization; income taxes; and accruals for certain estimated liabilities, including liabilities subject to compromise and loss contingencies.

   Fair Value of Financial Instruments

     The carrying amounts of the Company's cash and cash equivalents approximate fair value. The fair values of the Company's debt are based on quoted market prices, if available, or discounted cash flows.

   Environmental Liability

     The Company provides for liabilities for environmental exposure pursuant to the requirements of SOP 96-1, "Environmental Remediation Liabilities." At December 31, 2002 and 2001, the Company had accrued $6.0 million related to remediation of certain contaminated sites. This liability is primarily the result of liabilities retained in the sale of the Company's Vessel Repair division to Bollinger Shipyards in August 2000. Negotiations are ongoing with the Louisiana Department of Environmental Quality as to the ultimate resolution of this matter. This liability is included in liabilities subject to compromise at December 31, 2002 and 2001. There is no assurance that the amount of this estimate will be adequate to cover the costs of the eventual resolution of this matter. There is also no assurance that this liability will ultimately be deemed a liability subject to compromise. The Bankruptcy Court could rule this to be an administrative claim.

   Net Loss Per Share

     Basic and dilutive net loss per share is calculated based on the weighted average number of shares of common stock outstanding for the periods presented.

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

   Reclassifications

     Certain reclassifications have been made in the prior consolidated financial statements to conform to the classifications used in the current year.

   Derivatives

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS 133 beginning January 1, 2001. As the Company does not use any of these types of instruments, there was no impact on its consolidated financial statements for the years ended December 31, 2002 and 2001.

   Recent Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement is effective for fiscal years ending after December 15, 2002 and did not have an impact on our financial condition or operating results. The disclosure requirements are included in this report.

4. Plan of Reorganization and Disposition of Assets

       On March 22, 2002, the Company filed a Plan of Reorganization with the United States Bankruptcy Court, which included the reorganization of substantially all of its Offshore and Vessels segments and the disposition of its Engineered Products segment as well as the disposition through sale, or otherwise, of other of its subsidiaries and assets as described below. As discussed in Note 2, the Company anticipates amending the plan of reorganization due to the sale of the Vessels and Offshore segments. On October 22, 2002, a hearing took place on the sale of Friede Goldman Offshore and the United States Bankruptcy Court approved the bidding procedures and set the auction for November 5, 2002. The sale of the Offshore segment completed on January 29, 2003.

   Disposition of Vessels Segment

     In May 2002, the Company entered into a contract with Bollinger
Shipyards, Inc. to sell the assets and operations of its Vessels segment for $48.0 million cash and other consideration. The agreement was subject to an auction and approval by the United States Bankruptcy Court. The auction commenced on July 16, 2002 and was continued through the morning of July 23, 2002. During the auction, Vision Technologies Kinetics, Inc. submitted the winning bid of $65.2 million, subject to certain net working capital adjustments, to purchase Halter Marine, Inc. from the Company. As a result of this overbid, Bollinger Shipyards was paid $2.5 million of these sales proceeds as a contractual "break-up" fee. The proceeds of the sale were also subject to a sales commission to the Company's investment banker. The sale includes substantially all the operating assets and properties of Halter Marine, Inc., including the assets at Halter Pascagoula, Halter Moss Point, Moss Point Marine, Halter Port Bienville, Halter Lockport, Halter Gulfport, and Halter Gulfport Central. The closing was finalized on October 23, 2002.

       The Company has reported the operating results of the Vessels segments separately in the consolidated statements of operations as a component of discontinued operations. For the years ended December 31, 2002 and 2001, the Company recorded losses from discontinued operations of $12.5 million and $13.2 million, respectively. For the year ended December 31, 2000, the Company recorded income from discontinued operations of $13.8 million. Additionally, in 2002, the Company recorded a loss on the disposal of the Vessels segment of $37.5 million.


       Revenue for the Vessels segment was $57.4 million, $125.9 million, and $215.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

       At December 31, 2001, the consolidated financial statements include current assets of $24.2 million and current liabilities of $7.9 million related to the Vessels segment. Long-lived assets held for disposition at December 31, 2002 and 2001 include $1.0 million and $2.0 million, respectively, related to the Vessels segment.


       Restricted cash at December 31, 2002 includes the proceeds remaining from the sale of the Vessels segment.

     Disposition of Engineered Products Segment

         In May 2001, the Company completed the sale of its French subsidiaries, Brissoneau et Lotz Marine, S.A., in Nantes, France, and BOPP S.A., in Brest, France to Hydralift A.S.A. of Kristiansand, Norway for cash consideration of $33.5 million, before expenses. Pursuant to an order of the Bankruptcy Court, the Company agreed to escrow funds from the sale. Disbursement of such funds is subject to the review and approval of legal counsel representing the Official Committee of Unsecured Creditors and/or an order of the Bankruptcy Court. The funds held in escrow are presented as restricted cash and cash equivalents in the accompanying balance sheet as of December 31, 2002 and 2001. The Company recorded a gain of approximately $16.0 million related to this transaction in the second quarter of 2001.


       In April 2002, the Company completed the sale of the assets and operations of the Engineered Products segment ("Amclyde") to Hydralift A.S.A. for cash consideration of approximately $36.0 million subject to certain net working capital adjustments. The proceeds of the sale were subject to a sales commission to the Company's investment banker. The Company recorded a loss on disposal of approximately $42.0 million related to this transaction in the fourth quarter of 2001. This loss was adjusted during 2002 and a $0.7 million gain on disposal was recorded after the consummation of the sale primarily related to the working capital adjustment.

       In addition, the Company has reported the operating results of its Engineered Products segments separately in its consolidated statements of operations as a component of discontinued operations. The Company recorded income from discontinued operations of approximately $0.5 million, $7.4 and $11.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

       Revenue for the Engineered Products segment was $22.7 million, $86.8 million and $124.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

       At December 31, 2001, the Company's consolidated financial statements include current assets of $17.5 million and current liabilities of $6.4 million related to the Engineered Products segment. Long-lived assets held for disposition at December 31, 2001 include $29.8 million related to the Engineered Products segment.

       Restricted cash at December 31, 2002 includes the proceeds remaining from the sale of the Engineered Products segment.

Disposition of Offshore Segment

       Friede Goldman Newfoundland Limited. In March 2002, the Company completed the sale of substantially all the assets of its wholly-owned subsidiary, Friede Goldman Newfoundland Limited ("FGN") for cash consideration of $5.0 million which primarily represents repayment of intercompany debt. In addition, the Province of Newfoundland agreed to waive certain liquidated damages related to alleged noncompliance with minimum employment levels at the Company's Canadian shipyards during 1999 and 2000. In the fourth quarter of 2001, the Company wrote down the assets of this subsidiary to their net realizable value and recorded a loss on disposal of

Offshore segment of approximately $4.9 million pursuant to an asset purchase agreement entered into in November 2001. The loss was adjusted and a gain of $1.1 million was recorded in 2002 after the consummation of the sale. The property, plant and equipment of FGN is included in long-lived assets held for disposition at December 31, 2001. Certain assets were excluded from the sale of FGN, including a Manitowoc Series 4600 Ringer Crane, (the "Crane") jack-up rig components, free issue steel and spud cans. The assets were transported from Friede Goldman Newfoundland to Friede Goldman Offshore's West Bank Facility. These assets, excluding the Crane, were included in the sale of the Offshore segment discussed below.

       Sale of Friede & Goldman, Ltd. In June 2002, the Company completed the sale of substantially all the assets of its wholly owned subsidiary, Friede & Goldman, Ltd. ("FGL") for cash consideration of $15.0 million subject to certain net working capital adjustments. The proceeds of the sale, which were received on July 5, 2002, were subject to a sales commission to the Company's investment banker. The Company recorded a gain on disposal of Offshore segment of $11.4 million related to this transaction in 2002. The property, plant and equipment of FGL is included in long-lived assets held for disposition at December 31, 2001. Restricted cash at December 31, 2002 includes the proceeds remaining from the sale of FGL.

    Friede Goldman Offshore

     On October 22, 2002, a hearing took place on the sale of Friede Goldman Offshore and the United States Bankruptcy Court approved the bidding procedures and set the auction for November 5, 2002. On January 29, 2003, the Company completed the sale of the Offshore segment for a purchase price of $18.0 million in cash and the assumption of $38.4 million principal plus accrued interest in secured debt including the MARAD, GE Capital Corporation, and GE Capital Public Finance Agreement debt. As a result of the sale of FGO and FGOT in January 2003, the Company wrote down their assets to the net realizable value and recorded a loss on the disposal of Offshore segment of $28.7 million in December 2002. The property, plant and equipment of the Offshore segment is included in long-lived assets held for disposition at December 31, 2002 .

       The Company has approximately $19.9 million in outstanding principal related to its demand notes payable to the U. S. Maritime Administration ("MARAD"). The demand note resulted from MARAD making payment under its guarantee agreement to the holders of the bonds originally issued in December 1997, under Title XI, to partially finance construction of the Company's FGO Mississippi East Facility. The Company's plan of reorganization filed March 22, 2002 contemplates abandoning this facility to MARAD in satisfaction of its secured claims. As a result, the Company recorded a loss on disposal of Offshore segment of approximately $17.1 million in the fourth quarter of 2001, which represents the excess of the carrying value of the Company's FGO Mississippi Facility's fixed assets over the outstanding principal amount of the MARAD demand notes.

       The Company has reported the operating results of the Offshore segment separately in its consolidated statements of operations as a component of discontinued operations. For the years ended December 31, 2002, 2001 and 2000, the Company recorded income from discontinued operations of approximately $8.2 million and loss from discontinued operations of $20.8 million and $86.1 million, respectively. Revenue for the Offshore segment was $99.1 million, $120.2 and $365.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

       At December 31, 2002, the consolidated financial statements include current assets of $15.7 million and current liabilities of $17.5 million related to the Offshore segment. At December 31, 2001, the consolidated financial statements include current assets of $21.0 million and current liabilities of $16.0 million related to the Offshore segment. Long-lived assets held for disposition at December 31, 2002 and 2001 include $48.3 million and $25.1 million, respectively, related to the Offshore segment. Subsequent to the sale of the Offshore segment in 2003, long-lived assets held for disposition total $1.1 million which represents the Crane.

       The following schedule reflects the effect of the disposition of the Offshore segment as if the sale had occurred on December 31, 2002 (after giving effect to changes in working capital, as defined in the purchase price agreement, from December 31, 2002 to January 29, 2003, the date of the sale.)

                                                     (in thousands)
 Cash and cash equivalent                              $   5,973
 Restricted cash                                          56,107
 Other current assets                                     12,054
 Non-current assets                                        2,100
                                                       ---------
       Total assets                                    $  76,234
                                                       =========

 Current liabilities                                   $  22,365
 Liabilities subject to compromise                       346,015
 Debt                                                     10,253
 Stockholders' Deficit                                  (302,399)
                                                       ---------
     Total liabilities and stockholder's deficit       $  76,234
                                                       =========

     $6.0 million in restricted cash was securing a letter of credit.


5. Inventories

     At December 31, 2002 and 2001, inventories consisted of the following:

                                                    December 31,
                                                  ----------------
                                                   2002      2001
                                                  ------    ------
                                                   (in thousands)
     Jack-up rig components. ..................   $15,381   $15,381
     Steel and other raw materials ............     2,763    14,487
     Other                                             --     3,704
                                                  -------   -------
                                                  $18,144    33,572
     Less reserve for obsolete inventories ....    14,077    15,992
                                                  -------   -------
                                                  $ 4,067   $17,580
                                                  =======   =======

     As discussed in Note 4, certain assets were excluded from the sale of FGN, including the Crane, jack-up rig components, free issue steel and spud cans, and were transported from Friede Goldman Newfoundland to Friede Goldman Offshore's Mississippi Facility. These assets, excluding the Crane, are included as part of the sale of the Offshore segment in January 2003.

 6. Costs and Estimated Earnings on Uncompleted Contracts

     The Company's contracts in progress at December 31, 2002 and 2001, consist of the following components:


                                                                                   December 31,
                                                                                -----------------
                                                                                  2002     2001
                                                                                -----------------
                                                                                  (in thousands)
 Costs incurred on uncompleted contracts. .................................   $ 459,219   $754,719
 Estimated losses .........................................................    (227,625)  (284,468)
                                                                              ---------   --------
                                                                                231,594    470,251
 Less billings to date ....................................................     267,072    510,323
                                                                              ---------   ---------
                                                                              $ (35,478)  $(40,072)
                                                                              =========   =========
 Included in the following balance sheet captions:
     Costs and estimated earnings in excess of billings on uncompleted
       Contracts ..........................................................   $   5,074   $ 16,557
     Billings in excess of costs and estimated earnings on uncompleted
       contracts ..........................................................      (3,127)   (15,124)
     Reserve for losses on uncompleted contracts (included in liabilities
       subject to compromise) .............................................     (37,425)   (41,505)
                                                                              ---------   ---------
                                                                              $ (35,478)  $(40,072)
                                                                              =========   =========

 7. Property, Plant and Equipment

                                                          December 31,
                                                        ----------------
                                                         2002     2001
                                                        ----------------
                                                         (in thousands)
 Land. ..............................................   $  --    $ 24,640
 Buildings and improvements .........................      --      73,309
 Machinery and equipment ............................      --      93,449
 Construction in progress ...........................                 129
                                                        -----    --------
     Total property, plant and equipment. ...........      --     191,527
 Less accumulated depreciation. .....................      --      36,069
                                                        -----    --------
     Total property, plant and equipment, net. ......   $        $155,458
                                                        =====    ========

     Depreciation expense was $13.1 million, $18.0 million, and $20.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Substantially all of the assets of the Company have been pledged as collateral under various debt arrangements entered into by the Company.

 8. Long-Lived Assets Held for Disposition

      At December 31, 2002 and 2001, long-lived assets held for disposition by business unit consisted of the following:


                                                                                          December 31,
                                                                                     ---------------------
                                                                                        2002       2001
                                                                                     ---------------------
                                                                                         (in thousands)
      Vessels                                                                        $  1,000    $   1,950
      Friede Goldman Offshore East and Friede Goldman Offshore Texas                   47,184       19,854
      Friede & Goldman, Ltd.                                                               --          326
      Friede Goldman Newfoundland, Limited                                              1,100        5,000
      Amclyde (including goodwill of $23,479 at December 31, 2001)                         --       29,800
                                                                                     --------    ----------
                                                                                     $ 49,284    $  56,930
                                                                                     ========    ==========

9. Workers Compensation Programs

      Prior to March 1, 2000, Offshore Marine Indemnity Company ("OMIC"), a wholly-owned subsidiary of the Company domiciled in Vermont, acted as a fronting reinsurance captive company for the Company workers' compensation insurance program. On June 7, 2001, the Commissioner of the Vermont Department of Banking, Insurance, Securities and Healthcare Administration was ordered by the Washington County Superior Court in the State of Vermont to take possession and control of all or part of the property, books and accounts, documents and other records of OMIC. OMIC and its officers, managers, agents, employees and other persons were also enjoined from disposing of its property and from transacting its business except with the written consent of the Commissioner. Based on the court order, the Company does not exercise control over OMIC. Accordingly, the subsidiary was deconsolidated and the Company eliminated the insurance reserves and reinsurance receivables from its balance sheet and wrote off its investment in OMIC totaling $1.4 million during 2001. At December 31, 2002, the Company had recorded a $5.7 million liability in accrued liabilities in the accompanying Consolidated Balance Sheet representing the remaining balance on an outstanding letter of credit described below.

      OMIC assumed certain risks from Reliance Insurance Company (Reliance) under a reinsurance agreement from March 1997 to March 2000. In general, OMIC assumed risk for the first $250,000 on individual workers' compensation losses written through Reliance for the Company. Further, pursuant to the terms of the reinsurance agreement with Reliance, amounts due from OMIC to Reliance are secured by a letter of credit issued in favor of Reliance. At December 31, 2002, the remaining balance of this letter of credit was $5.7 million. The Company believes that Reliance may take the position that the letter of credit was issued for the benefit of all of Reliance's policyholders. Due to the dispute over Reliance's rights to the use of the letter of credit, the Company filed suit against Reliance to prevent any draws on the letter of credit that would fund claim payments other than payments related to OMIC. This suit was dismissed as premature but will be restated if Reliance asserts the position previously described regarding the letter of credit.

      Prior to its deconsolidation, OMIC had a reinsurance receivable from Reliance of approximately $11.0 million. On or about October 3, 2001, Reliance was placed into liquidation by the Pennsylvania Insurance Commissioner. The Company believes the liquidation of Reliance triggers relevant state guaranty association statutes and that the guaranty associations become obligated, to the extent of each state's statutory coverage, for payment of the claims of Reliance's insureds and claimants. As a result, management believes that amounts due from Reliance to the Company and its claimants will be paid by the applicable state guaranty association. However, the state guaranty associations may assert claims against OMIC and the Company for payments made to claimants. Current estimates of these claims are approximately $10.0 million. There is no assurance that the Company's analysis of the relevant payment obligations will be upheld by applicable courts and that additional liabilities in excess of the $5.7 million would not result.

      After March 1, 2000, the Company's workers' compensation programs were provided by several insurance companies with self insurance limits. At December 31, 2002, the Company has recorded liabilities of approximately $3.3 million relating to these programs. This liability includes pre-petition claims of $1.3 million which are included in liabilities subject to compromise.

      There is no assurance that the Company's analysis of these payment obligations will be upheld by applicable courts and that additional liabilities in excess of the $3.3 million reserve will not result. Additionally, some or all of the pre-petition liability could be deemed an administrative claim by the bankruptcy court.

10. Other Assets

      Other assets includes net debt issuance costs of $0.9 million and $4.1 million at December 31, 2002 and 2001, respectively. The Company recorded a loss of $1.9 million during 2002 to write-off the remaining balance of the deferred financing costs related to the Foothill debt (see Note 11). Accumulated amortization of debt issuance costs was $7.1 million and $5.6 million at December 31, 2002 and 2001, respectively.

 11. Debt

      The following table includes the Company's debt obligations at December 31, 2002 and 2001. These debt obligations are not subject to compromise.


                                                                                                              December 31,
                                                                                                         -------------------
                                                                                                            2002       2001
                                                                                                         -------------------
                                                                                                            (in thousands)
Borrowings under the Restated Credit Agreement:
      Line of credit ................................................................................    $   47       $ 28,346
      Term loan                                                                                           9,298         43,284
Notes payable to financial institutions and others bearing interest at rates ranging from 6.15% to
   12.00%, payable in monthly installments, maturing at various dates through March 2014 and
   secured by equipment, a lease and real property ..................................................     3,405          4,237
Demand note payable to MARAD bearing interest at 6.35%, secured by equipment.........................    19,854         19,854
Bonds payable, bearing interest at 7.99% payable in monthly installments commencing
   January 1999, maturing December 2008, secured by equipment .......................................    13,608         14,982
Capital lease obligations bearing interest at rates ranging from 6.84% to 10.22% maturing at dates
  ranging from October 2002 through September 2004 ..................................................        --          2,152
Note payable, bearing interest at 7.05%, payable in quarterly installments, matured March 2002,
   secured by equipment .............................................................................     2,500          2,500
                                                                                                        -------     ----------
                                                                                                        $48,712     $  115,355
                                                                                                        =======     ==========

      Accrued interest on these debt obligations was included in accrued liabilities at December 31, 2002 and 2001 in the amounts of $4.5 million and $2.4 million, respectively.

   Restated Credit Agreement

      Effective October 24, 2000, the Company entered into a $110.0 million amended and restated credit agreement with Foothill Capital Corporation ("Foothill"), comprised of a $70.0 million line of credit and a $40.0 million term loan (collectively, the "Restated Credit Agreement"). The Restated Credit Agreement has a three-year term. The line of credit is secured by substantially all of the Company's otherwise unencumbered assets, including accounts receivable, inventory, equipment, real property and all of the stock of its domestic subsidiaries. The term loan is secured by a subordinated security interest in the line of credit collateral.

      On October 29, 2002, the Bankruptcy Court entered an order authorizing the Company to pay, upon the sale of the Vessels segment to Foothill, approximately $64.0 million in undisputed principal and undisputed non-default rate interest, and to provide $6 million in cash collateral to secure a letter of credit. An escrow account of $14.4 million was also authorized to satisfy potentially disputed charges, which include default interest and various fees that might be awarded by the Bankruptcy Court. As of November 25, 2002, the Company had made all payments required by the court order. Although the court order requires use of the escrow account for payment of disputed charges, Foothill retains all of its liens on the Company's assets pending final resolution.


      Total balances outstanding under the Restated Credit Agreement at December 31, 2002 were $9.3 million excluding $5.7 million in outstanding letters of credit. The letter of credit was provided to secure the Company's worker's compensation obligations.

   Notes Payable to Financial Institutions

      Notes payable to financial institutions were $3.4 million at December 31, 2002 which includes $2.5 million in debt assumed by the buyer in connection with the sale of the Offshore segment in January 2003.

 MARAD Financing Agreement

     As of December 31, 2002, the Company had approximately $19.9 million in outstanding principal related to its demand notes payable to the U.S. Maritime Administration ("MARAD"). The notes resulted from MARAD making payment under its guarantee agreement to the holders of the bonds originally issued in December 1997, under Title XI, to partially finance construction of the FGO East Facility. Pursuant to the disposition of the Offshore segment in January 2003, the debt owed to Marad was assumed by the buyer of the Offshore segment, and the Company has no further obligations thereunder.

  Bonds Payable - GE Capital Public Finance Agreement

     The balance of the GE Capital Public Finance ("GEPF") debt at December 31, 2002 was $13.6 million. Pursuant to the disposition of the Offshore segment in January 2003, the debt owed to GEPF was assumed by the buyer of the Offshore segment, and the Company has no further obligations thereunder.

  Notes Payable - GE Capital Corporation Debt

     The balance of the GE Capital Corporation debt ("GECC") at December 31, 2002 was $2.5 million. Pursuant to the disposition of the Offshore segment in January 2003, the debt owed to GECC was assumed by the buyer of the Offshore segment, and the Company has no further obligations thereunder.

  Fair Value of Debt

     The fair value of the Company's long-term debt, including the debt under the Restated Credit Facility, was approximately its carrying value at December 31, 2002. The fair value of the Company's 4 1/2% Convertible Subordinated Notes as of December 31, 2002 was not estimable because of the uncertainties related to the Company's plan of reorganization and the recoveries that unsecured creditors will receive.

     The Company recognized interest expense in 2001 for the unaccreted discount on the convertible subordinated notes totaling $54.8 million.

12. Liabilities Subject to Compromise

     As a result of certain contractual matters and other claims asserted by creditors (as further described in Notes 9, 13, 16, 17, and 19 of the Consolidated Financial Statements), the Company has been notified that proofs of claims filed with the Bankruptcy Court related to its Chapter 11 filing significantly exceed the liabilities the Company has recorded. At December 31, 2002 and December 31, 2001, the Company accrued its estimate of the liability for the resolution of these claims. This estimate has been developed in consultation with outside counsel that is handling the bankruptcy and defense of these matters. To the extent additional information arises or the Bankruptcy Court approves the proofs of claims as filed, it is possible that the Company's estimate of its liability in these matters may change. Management believes any change to the Company's estimate will increase the balance of its liabilities subject to compromise. Based upon management's assessment of information currently available, management believes that a reasonable estimate of the possible claims that could be approved by the court could be as much as $575.0 million. There is no assurance that either of these estimates will reflect the ultimate position of the Bankruptcy Court. The amount of the awarded claim could be higher.

     At December 31, 2002 and 2001, liabilities subject to compromise included the following (in thousands):

                                                  December 31,
                                             ---------------------
                                               2002         2001
                                             ---------------------
                                                 (in thousands)
      Convertible subordinated notes ....... $185,000     $185,000
      Accounts payable .....................   74,774       86,739
      Contract liabilities .................   68,142       63,542
      Accrued interest .....................    5,041        5,338
      Other accrued liabilities ............   13,058       20,078
                                             --------     --------
                                             $346,015     $360,697
                                             ========     ========

     At December 31, 2001, other accrued liabilities include $3.8 million related to the Company's deferred compensation program. In September 2002, the Bankruptcy Court issued an order limiting the amount of cash that could be disbursed to the participants. This amount was less than the recorded liability. The Company reported a $1.2 million gain in the third quarter of 2002 as a result of reducing its liabilities subject to compromise related to its deferred compensation program. During 2002, the Company paid $1.3 million to participants in partial satisfaction of this liabiliy. The remaining balance of deferred compensation in the amount of $1.3 million was reclassed from liabilities subject to compromise to accrued liabilities in the fourth quarter of 2002 as the payment was made in April 2003.

     The remaining decreases in liabilities subject to compromise in 2002 resulted from payments authorized by the Bankruptcy Court, reclassifications, and changes in estimates of certain liabilities.

  4 1/2% Convertible Subordinated Notes

     The 4 1/2% Convertible Subordinated Notes (the "Notes") were issued by Halter Marine Group on September 15, 1997 and mature on September 15, 2004. The Notes were issued under an Indenture Agreement (the "Indenture") that provides that the Notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $55.26 per share. As a result of the November 3, 1999 merger, the recorded book value of the Notes was adjusted to reflect the fair market value on the date of the merger and a discount of $70.3 million was recorded. Interest on the Notes is payable semiannually, in arrears, on March 15 and September 15 of each year, with principal due at maturity. The Company has included the outstanding principal balance of $185.0 million in liabilities subject to compromise as of December 31, 2002 and 2001. Pursuant to the requirements of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company ceased accruing interest related to these Notes beginning April 19, 2001.

13. Employee Benefit Plans

  Pension Plan

     In conjunction with the HMG merger, the Company assumed responsibility for HMG's defined benefit plan which had been frozen effective March 31, 1998. The plan provides income and death benefits for eligible employees who were members of the plan at the time it was frozen in 1998. The Company's policy was to fund retirement costs accrued but only to the extent such amounts are deductible for income tax purposes. The assets of the plan are held in various types of investments. Benefits are based on years of credited service and compensation. The Pension Benefit Guaranty Corporation ("PBGC") is expected to assume responsibility for the administration of the plan in the second quarter of 2003. The Company has recorded no liability related to the plan. PBGC may assert a claim against the Company for the portion of the Plan's obligations the PBGC is required to fund. The Company does not believe this claim will exceed $5.0 million, if allowed, and would be classified as a liability subject to compromise. There is no assurance that this estimate will reflect the ultimate position of the Bankruptcy Court. The amount of the awarded claim could be higher.

  401(k) Plan

     The Company has a contributory 401(k) plan in which employees of the Company may participate. Under the plan, eligible employees are allowed to make voluntary pretax contributions which are matched, up to certain limits, by the Company. Employer contributions to the plan are subject to approval by the Board of Directors and were $0.5 million and $2.7 million during the years ended December 31, 2001 and 2000, respectively. In March 2001, the Company suspended its matching contributions to the 401(k) plan. The 401(k) plan is expected to be dissolved by the second quarter of 2003.

  Incentive Compensation Plan

     The Company has an Incentive Compensation Plan (the Plan) under which both qualified and non-qualified options, and restricted stock and other forms of incentive compensation may be granted. As of December 31, 2002, 17,599,611 shares of common stock were reserved for issuance under the Plan. The Plan is administered by a committee of the Board, which selects persons eligible to receive options and determines the number of shares subject to each option, the vesting schedule, the exercise price and the duration of the option. The exercise price of any option granted under the Plan cannot be less than 100% of the fair market value of the Company's common stock on the date of grant and its duration cannot exceed 10 years.

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

     If the compensation cost for the Company's 2002, 2001, and 2000 grants for stock-based compensation plans had been determined consistent with SFAS 123, the Company's net loss per common share for the years ended December 31, 2002, 2001 and 2000 would have approximated the pro forma amounts in the following table.

                                 2002                      2001                    2000
                          -------------------   ----------------------   ---------------------
                             As                    As                        As
                         Reported    Proforma   Reported      Proforma   Reported     Proforma
                         --------    --------   --------      --------   --------     --------
                                        (in thousands, except per share data)
Net loss. ............. $(91,613)  $(92,038)  $(401,607)   $(407,607)  $(106,371)  $(110,837)
Net loss per share:
     Basic ............ $  (1.88)  $  (1.89)  $   (8.25)   $   (8.37)  $   (2.39)  $   (2.49)
     Diluted. ......... $  (1.88)  $  (1.89)  $   (8.25)   $   (8.37)  $   (2.39)  $   (2.49)

     There were no options granted during the years ended December 31, 2002 and 2001.

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

     A summary of the Company's stock options as of December 31, 2002, 2001 and 2000 and changes during the years then ended is presented below:

                                               2002                    2001                   2000
                                       ---------------------   ---------------------  ---------------------
                                                    Wgt. Avg.               Wgt. Avg.              Wgt. Avg.
                                                    --------               ---------               --------
                                        Number Of    Exer.     Number Of     Exer.    Number Of     Exer.
                                        Options      Price     Options       Price    Options       Price
                                        -------      -----     -------       -----    ---------     -----
Outstanding at beginning of year .....  3,670,238    $ 9.25    4,118,959   $ 9.12    4,880,893      $10.45
Granted ..............................         --        --           --       --      782,650        6.44
Forfeited ............................ (3,255,687)     9.31     (447,121)    8.09   (1,541,584)      11.48
Exercised ............................         --        --       (1,600)    0.50       (3,000)       0.50
                                       ----------              ---------             ---------
Outstanding at end of year ...........    414,551      8.72    3,670,238     9.25    4,118,959        9.12
                                       ==========              =========             =========
Options exercisable at year-end ......    377,551    $ 8.82    2,796,658   $ 9.51    2,192,350      $ 9.65
Options vesting in future years ......     37,000      7.71      873,580     8.40    1,926,609        8.51
                                       ----------              ---------             ---------
Options outstanding at year-end ......    414,551      8.72    3,670,238     9.25    4,118,959        9.12
                                       ==========              =========             =========

     The following table summarizes information about stock options outstanding at December 31, 2002:

                            Options Outstanding             Options Exercisable
                          --------------------------  ------------------------------
                                         Weighted
                                          Average     Weighted              Weighted
                                         Remaining     Average               Average
                             Number     Contractual   Exercise    Number    Exercise
Range of Exercise Prices   Outstanding  Life (Years)   Price   Exercisable    Price
------------------------   -----------  -----------   -----    -----------    -----
$0.500                        36,800         5.0     $ 0.500      36,800     $ 0.500
$5.630                         8,000         8.0       5.630       5,333       5.630
$7.870-7.875                 103,000         8.0       7.870      68,667       7.870
$8.500                       126,451         5.0       8.500     126,451       8.500
$8.750                        53,800         7.0       8.750      53,800       8.750
$11.375                       77,500         7.0      11.375      77,500      11.375
$13.688                        1,000         7.0      13.688       1,000      13.688
$37.125-38.969                 8,000         5.8      37.586       8,000      37.590

14. Leases

     The Company leases certain land, office space, drydocks, and machinery and equipment under non-cancelable operating leases which expire at various dates through the year 2037.

     Future minimum lease payments for long-term non-cancelable lease arrangements are as follows:

     Years Ending December 31,        Amount
     -------------------------        ------
                                In thousands)

     2003                                $687
     2004                                 679
     2005                                 496
     2006                                 462
     2007                                 512
     Thereafter                         3,616

     The future lease payments above relate to FGO and FGOT, which were sold in January 2003. These lease obligations were assumed by the buyer.

     Lease expense on long-term lease arrangements was $0.8 million, $4.0 million, and $6.8 million for the years-ended December 31, 2002, 2001, and 2000 respectively. The Company enters into short-term lease arrangements for equipment needed to fulfill the requirements of specific jobs. Any payments owed or committed under these lease arrangements as of December 31, 2002 are not included as part of total minimum lease payments. Rent expense for these arrangements was $0.8 million, $1.8 million, and $5.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

15. Related Party Transactions

     During 2001, the Company maintained cash deposits in a financial institution on whose board of directors the Company's former Chairman served as a member until April 2001.

     The Company had a cancelable lease arrangement on an aircraft with Equipment Management Systems, a company primarily owned by the Company's former Chairman. Pursuant to the lease agreement, the Company paid $0.2 million and $0.7 million to this company in the years ended December 31, 2001 and 2000.

16. Contingencies

  Economic Incentive Program

     In connection with the construction of the FGO East Facility, the County of Jackson, Mississippi, agreed to dredge the ship channel and build roads and other infrastructure under an economic incentive program. The terms of the economic incentive program require that the Company maintain a minimum employment level of 400 jobs through the FGO East Facility during the primary term of the FGO East Facility's 20-year lease. If the Company fails to maintain the minimum employment level, the Company could be required to pay interest to the county based upon the labor shortfall or pay the remaining balance of the $6.0 million loan incurred by the county to finance such improvements. The Company was in compliance with this provision at December 31, 2002. Pursuant to the definitive agreement to sell FGO in January 2003, this agreement will be assumed by the buyer.

  Liberty Mutual and Wausau

     On December 5, 2000, the Company reached a settlement agreement with a former workers' compensation provider. In conjunction with this agreement, the Company was to pay approximately $3.0 million as its share of the settlement of all claims arising from this case. As of the bankruptcy filing date, the Company had paid approximately $1.75 million of the settlement. The Bankruptcy Court on October 2, 2001 denied the Company and another co-defendant permission to pay the remaining $1.25 million of the settlement. As a result of this ruling, the insurer may file a claim for an amount substantially greater than the remaining installment. As of December 31, 2002, $1.25 million, the amount of the remaining installment, was included in liabilities subject to compromise in the accompanying balance sheet. The Company believes that any additional amounts, which may be approved by the Bankruptcy Court, will also be a liability subject to compromise.

  Yacht Fire

     The Company is a subcontractor in the construction of a vessel which was damaged by fire on July 2, 2002. Subsequently, the owner of the vessel and Trinity Yachts, Inc. have each filed motions with the United States Bankruptcy Court seeking administrative claims against the Company in the amounts of approximately $19.0 million and $24.0 million, respectively, relating to their alleged damages. The Company believes any losses or damages incurred by the vessel owner or Trinity Yachts, Inc. will be covered by its builders' risk insurance policy. Insurance claims have been filed by Felham Enterprises (vessel owner), Trinity Yachts, Inc. and the Company and are being reviewed by the Company's insurance carrier. One underwriter which holds 15% of the risk, has denied coverage. The Company believes the denial of its claim is without merit. The Company has recorded a $1.1 million receivable at December 31, 2002 for the amount of the expected recovery.

  Warn Act

     A class-action lawsuit has been filed in United States Bankruptcy Court naming Friede Goldman Halter, Inc. and Friede Goldman Offshore, Inc. as the defendants. The suit alleges wrongful termination in violation of the Workers Adjustment and Retraining Notification Act (WARN Act), and seeks wages for each member of the proposed class in an amount equal to the employee's wage rate times the workdays within the 60-day notification period required by the WARN Act, coverage for medical expenses incurred by each member of the proposed class that would have been covered under a benefit plan during the 60-day notification period required by the WARN Act, prejudgment interest, attorney fees and costs. Based on the latest information available, the Company estimates its maximum exposure to be approximately $4.0 million. The Company believes it has sufficient defenses to mitigate and/or eliminate this claim and has recorded no liability. The eventual outcome of this matter or the potential monetary liability can not be determined at this time.

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

  Other

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters, management believes, will not have a material adverse effect on the Company's financial position or results of operations. Management believes that the Company's significant contingencies have been disclosed, however, there may be other matters for which the ultimate disposition could have a material adverse effect on the Company's financial position and results of operations.

17. Contractual Matters

  The Ocean Rig, Petrodrill, Pasha and CNOOC Contracts

     The Company's results of operations for the year ended December 31, 2001 and its current financial condition have been materially and adversely impacted by contracts for the construction of four semi-submersible drilling rigs (Ocean Rig and Petrodrill contracts), one vehicle car carrier (Pasha contract) and one heavy derrick-lay barge (CNOOC contract), as further described below.

Ocean Rig

     In December 1997 and June 1998, the Company entered into contracts to construct two semi-submersible drilling rigs for Ocean Rig ASA, a Norwegian company. The Company commenced construction of one rig in June 1998 and the other in January 1999. Since January 2000, when the Company entered into a Confidential Settlement Agreement with Ocean Rig to resolve disputes with respect to these contracts, the Company continued to experience significant cost overruns and delays in the construction of these rigs. As a result, the Company recorded provisions for contract losses during the second, third and fourth quarters of 2000 of approximately $24.6 million, $7.0 million and $38.2 million, respectively, related to this project. Losses for the fourth quarter include a provision for all costs the Company incurred through the date of the March 9, 2001 amendment to the contract, at which time the contract was converted to a "time and materials" contract. Shipyard construction of the first rig was completed in May 2001 and that rig left the Company's facility to undergo final outfitting, including the installation of the dynamic positioning thruster system. This rig has completed final sea trial commissioning and is in operation. The second rig left the Company's facility in July 2001 and construction was completed at a Canadian shipyard in late 2002.

     On December 10, 2001, the Company entered into a Delivery and Close-Out Agreement with Ocean Rig (the "Agreement") under which both parties waived and released all claims each had against the other except certain limited claims reserved in the Agreement. The Agreement was subject to the approval of the Bankruptcy Court. The Bankruptcy Court's approval of the Agreement was not received prior to the deadline for filing proofs of claim in the Bankruptcy Court. In order to preserve its rights, Ocean Rig filed unquantified proofs of claim for both rigs. On May 16, 2002, the Court entered an order approving the Agreement. Pursuant to the order, the proofs of claim filed by Ocean Rig are deemed held in abeyance. If the Company fails to comply with the mutual waivers and releases of the Agreement, the proofs of claim could be reactivated and amended. The Company does not believe that the proofs of claim will be reactivated and amended.

Petrodrill

     In April 1998, one of the Company's subsidiaries Friede Goldman Offshore-Texas ("FGOT") entered into contracts to construct two semi-submersible drilling rigs for two newly formed entities, Petrodrill IV, Ltd. and Petrodrill V, Ltd. ("Petrodrill"). After the commencement of construction, FGOT began to experience delays in the production schedule and increased costs due, in whole or part, to delays caused by Petrodrill and by subcontractors nominated by Petrodrill. In addition, FGOT had to perform as the lead yard as opposed to a follow-on yard as initially anticipated by the contracting parties.

     In April 1999, and in connection with a transaction whereby the United States Maritime Administration ("MARAD") agreed to finance the Petrodrill rigs, FGOT and Petrodrill entered into an amendment to the contracts that provided, among other things, for extensions to the delivery dates of approximately nine months for each rig. Thereafter, production delays continued. Under the contracts, FGOT was entitled to extensions of the delivery dates for permissible delay as defined in the contracts ("Permissible Delay") and for delays caused by Petrodrill breaches of contract. FGOT notified Petrodrill that, as a result of such delays, it was entitled to additional extensions of the delivery dates and to additional compensation. Petrodrill refused to acknowledge FGOT's right to an extension of the delivery dates. Petrodrill was also advised that the rigs could not be completed by their respective existing delivery dates.

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

     On February 28, 2001, the Company announced an agreement in principle with Fireman's Fund, the surety company which wrote the performance bonds of $87.0 million per rig on the Petrodrill project, pursuant to which the surety company had agreed to provide certain funding for the completion of construction of the two semi-submersible drilling rigs. The agreement provided that the surety company would contract with FGOT for fringe benefit costs, materials, subcontractor and other costs and an allocation for overhead and general and administrative expenses. The terms of the final agreement were not successfully negotiated, thereby resulting in the surety ceasing to provide funding.

     On May 4, 2001, the Company announced that it filed with the Bankruptcy Court a motion to reject the contracts related to the Petrodrill project. This motion was approved by the Bankruptcy Court in June 2001 and finalized in July 2001. Work on the projects was discontinued effective May 4, 2001. Construction on the projects resumed pursuant to a Bankruptcy Court motion effective September 6, 2001. This motion provided for the Company to work as authorized by the customer and surety company for a 120-day period on Rig I and a 150-day period on Rig II. These periods began on September 6, 2001. The construction was to be performed at specified labor, equipment and material billing rates. In December 2001, the Company, Petrodrill and Fireman's Fund jointly moved for and were granted an extension of time to April 4, 2002 for the removal of the first rig from the Company's Pascagoula, Mississippi shipyard and to May 9, 2002 for the removal of the second rig from the Company's shipyard in Orange, Texas. Work continued past the deadlines based on a mutual agreement by both parties under the same terms of the Bankruptcy Court agreement. The Company's work was completed on the first rig and it was removed from its property on May 3, 2002. The Company's work was completed on the second rig and it was removed from our property on July 26, 2002.

     At December 31, 2002, $19.2 million was included in the Company's reserve for estimated costs to compete the contract, which represents its estimate of the remaining cost of completion in excess of future billings at the time work on the project was suspended. The Company's estimate was based on an uninterrupted work plan the Company developed during the first quarter of 2001. At December 31, 2002, $25.2 million was included in the Company's liabilities related to costs funded to date by the surety. The Company believes its liability related to the project at December 31, 2002 is limited to the sum of these two liabilities, approximately $44.4 million. This amount is included in liabilities subject to compromise in the Consolidated Financial Statements.

     Petrodrill has submitted proofs of claim totaling $477.0 million based on estimated costs to complete the rigs and lost revenues. Fireman's Fund has submitted proofs of claim which are unquantified at this time. The Company believes the amount of Petrodrill's asserted claim substantially exceeds the Company's reserve of $44.4 million as of December 31, 2002 due to delays caused by the customer/surety and the customer's/surety's inaction on resolving the strategy to complete construction of the rigs. The Company is not privileged to the customer's/surety's final strategy for completion of these projects and their claims and does not have information as to the estimated final cost to complete under the customer's/surety's strategy. The Company believes the claims made by Petrodrill and the surety, if substantiated, would be a liability subject to compromise. There is no assurance that management's position regarding the value of the claims of Petrodrill and Fireman's Fund will be upheld by applicable courts and additional liabilities will not result in excess of the reserve recorded at December 31, 2002.

PASHA

     On December 28, 1999, the Company signed a contract for the construction of a 4,000 car-carrier vessel for transport of vehicles between the West Coast and the Hawaiian Islands. On May 1, 2001 the Company gave notice to the customer that it was not financially capable of completing this contract without further funding to ensure a cash flow positive contract from the date of filing Chapter 11 reorganization on April 20, 2001. This additional funding was anticipated to come from the surety company which wrote the performance bond for the project. The surety company provided additional funding for the project under court order until July 27, 2001 when it informed the Company that it would not fund completion of the vessel. Construction on the project was suspended when this funding ceased. The Company and the customer maintain that this is a violation of the terms of the performance bond. The customer has sued the surety in federal court. The United States Department of Justice ("USDOJ"), which represents the United States Maritime Administration ("MARAD") (the provider of customer financing) and the customer have also sued the surety in the Mississippi state court. The suits are seeking specific performance of the surety under the terms of the performance bond. This suit was settled, but the agreement was sealed by the federal court. Because substantially all of the assets of the Company's Vessels segment were sold on October 23, 2002, the Company will not complete the project.

       At December 31, 2002, $2.4 million was included in the Company's reserve for estimated costs to complete the contract, which represents its estimate of the remaining costs of completion in excess of future billings at the time work on the project was suspended. The customer has submitted proofs of claim totaling $906.0 million and the surety has submitted proofs of claim which are unquantified at this time. The Company believes that these pre-petition claims made by the customer and the surety are objectionable on one or more grounds, although no such objections have been made to date. If the claims are substantiated, then they would be a liability subject to compromise. There is no assurance that management's position regarding the value of the claims of the customer and the surety will be upheld by applicable courts and additional liabilities will not result in excess of the reserve recorded at December 31, 2002. The surety also asserts certain secured claims against the Company's assets and post-petition administrative claims for payments made under the payment bond. Pending resolution of the surety's lien and claim rights, the Bankruptcy Court has ordered the Company to maintain a minimum balance of $7.5 million in the sales proceed cash account for the Vessels segment subject to certain adjustments.

CNOOC

     The Company filed a motion with the Bankruptcy Court to reject the contract with China National Offshore Oil Company (CNOOC) for the construction of a heavy derrick-lay barge. Liberty Mutual Insurance Company (Liberty Mutual) opposed the contract rejection. Pursuant to the contract, CNOOC was provided a bank guarantee from Royal Bank of Canada (Royal Bank). After the Company filed for bankruptcy, CNOOC received approximately $10.9 million from Royal Bank under the bank guarantee. Under a counter guarantee, Royal Bank received from Liberty Mutual the same amount that Royal Bank paid to CNOOC. Prior to filing for bankruptcy, the Company and certain of its subsidiaries entered into an indemnification agreement with Liberty Mutual providing that the Company would indemnify Liberty Mutual for any amount paid to Royal Bank under the counter guarantee. At December 31, 2002, approximately $10.9 million was included in the Company's liabilities subject to compromise for the indemnification agreement. Liberty Mutual has submitted proofs of claim which are unquantified at this time. Liberty Mutual has also asserted claims against proceeds received by a subsidiary of the Company under post-petition contracts between the subsidiary and CNOOC. The Company believes any claim made by Liberty Mutual would be a liability subject to compromise and no loss exposure exists in excess of the liability recorded. Pending resolution of certain rights asserted by Liberty Mutual, the Bankruptcy Court has ordered the Company to maintain a minimum balance of $10.5 million in the sales proceed cash account for the Engineered Products segment subject to certain adjustments.

18.  Stockholder Rights Plan

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

19.  Income Taxes

     Income tax expense (benefit) included in the statements of operations for the years ended December 31, 2002, 2001 and 2000 was as follows:

                                                     Years Ended December 31,
                                                 ------------------------------
                                                   2002        2001      2000
                                                 --------    -------   --------
                                                       (in thousands)

      Current:
           Domestic ............................ $     --    $    --    $(3,080)
           Foreign .............................      251      1,255         --
                                                 --------    -------   --------
                                                      251      1,255     (3,080)
                                                 --------    -------   --------
      Deferred:
           Domestic ............................  (12,002)   (53,457)   (23,276)
           Foreign .............................       --       (670)     1,730
           Change in valuation allowance .......   12,002     62,382      3,584
                                                 --------    -------   --------
                                                       --      8,255    (17,962)
                                                 --------    -------   --------
                Total ..........................     $251    $ 9,510   $(21,042)
                                                 ========    =======   ========

     Income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as a result of the following:


                                                                   December 31,
                                           --------------------------------------------------------------
                                                   2002                 2001                  2000
                                           -----------------    -------------------     -----------------
                                                      % of                  % of
                                                     Pretax                Pretax                  % of
                                                     Income                Income                 Pretax
                                           Tax       (Loss)      Tax       (Loss)       Tax       Income
                                         --------   -------   ---------    ------     --------    ------
                                                                    (in thousands)
Federal income tax expense (benefit)
  computed on loss from continuing
  operations before taxes ............... (12,082)   (35.0)%  $(111,119)    (35.0)%   $(21,816)   (35.0)%
    Amortization and impairment of
       goodwill .........................      --       --       73,609      23.2        1,910      3.1
    Domestic tax credits ................      --       --           --        --       (2,231)    (3.6)
    State income tax ....................      --       --      (10,477)     (3.3)      (2,057)    (3.3)
    Change in valuation allowance .......  12,082     35.0       62,382      19.6        3,584      5.8
    Other ...............................     251      0.7       (4,885)     (1.5)        (432)    (0.2)
                                         --------   ------    ---------    ------     --------    -----
Income tax expense (benefit) ........... $    251      0.7%   $   9,510       3.0%    $(21,042)   (33.8)%
                                         ========   ======    =========    ======     ========    =====

     Temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities gave rise to the following deferred income taxes at December 31, 2002 and 2001:

                                                                         December 31,
                                                      --------------------------------------------------
                                                                2002                     2001
                                                      ------------------------  ------------------------
                                                                       Non-                     Non-
                                                        Current      Current      Current      Current
                                                         Asset        Asset        Asset        Asset
                                                      (Liability)  (Liability)  (Liability)  (Liability)
                                                      -----------  -----------  -----------  -----------
                                                                       (in thousands)
Fixed assets. ....................................... $      --    $   2,734    $      --    $ (23,965)
Deferred government subsidy .........................        --           --           --        9,902
Foreign tax credit ..................................        --        2,276           --        2,276
Accounts receivable valuation .......................        --           --          600           --
Inventories valuation ...............................        --           --        1,657           --
Accrued liabilities .................................    11,568           --        4,389        3,169
Contact reserves ....................................    19,150           --       13,483           --
Fair value adjustment for contracts in progress at           --           --
   Acquisition ......................................                               3,405
Long-term contracts .................................        --           --        1,819           --
Other ...............................................     3,533           --
Debt discount .......................................        --        1,876           --        2,974
AMT carryforward ....................................        --        2,231           --        2,231
NOL carryforward ....................................        --      165,140           --      134,354
Valuation allowance .................................   (34,251)    (174,257)          --     (156,808)
                                                      ---------    ---------    ---------    ---------
Deferred income tax asset (liability). ..............  $     --    $      --    $  25,353    $ (25,867)
                                                      =========    =========    =========    =========

     At December 31, 2002, the Company had net operating loss carryforwards
(NOLs) of $434.6 million and $4.7 million available to offset future U.S. and Canadian taxable income, respectively. The U.S. NOLs expire in 2014 through 2017 and the Canadian NOLs expire in 2007.

     Management assesses the realizability of the net deferred tax asset based on future reversals of existing temporary differences, recoverable taxes previously paid and tax planning strategies. A deferred tax valuation allowance is established, if needed, to limit the net deferred tax asset to its realizable value. The valuation allowance at December 31, 2002 and 2001 was primarily established for the deferred tax assets related to the Company's U.S. NOLs and the tax effects of differences between the financial reporting values and tax bases of certain assets acquired and liabilities assumed in the HMG merger.

     At December 31, 2002, the Internal Revenue Service (IRS) was in the process of examining income tax returns filed by the Company or its predecessors for various periods. The IRS has filed proofs of claim totaling $36 million with the Bankruptcy Court pending completion of its examination of the tax returns. Management has evaluated its exposure to various filing positions taken in the returns under examination and does not believe any material loss exposure exists.

     Prior to the merger between FGI and HMG, HMG filed various tax returns that claimed income tax credits of approximately $9.0 million, excluding interest, for qualified research and development expenditures. The IRS has examined these tax returns and has disallowed the income tax credits. The Company has filed a protest letter with the IRS to object to the disallowance of the credits. The IRS responded to the protest letter and the matter has been referred to the Appellate Division of the IRS. The Company has not recorded any benefit related to these income tax credits in its consolidated financial statements due to the uncertainties associated with the appellate process.

20.  Reconciliation of Net Loss Per Share

     The following table sets forth the computation of basic and diluted net loss per share:

                                                                           Years Ended December 31,
                                                                    ------------------------------------
                                                                        2002         2001        2000
                                                                    -----------   ---------    ---------
                                                                    (in thousands, except per share data)
Numerator:
     Net loss before discontinued operations and extraordinary
        item, basic and diluted ..................................    $(34,772)    $(326,992)   $(41,288)
                                                                      ========     =========    ========
Denominator:
     Weighted average shares outstanding .........................      48,711        48,711      44,562
     Effect of dilutive securities:
          Stock options. .........................................          --            --          --
                                                                      --------     ---------    --------
     Denominator for net loss before discontinued operations
        and extraordinary item per share, basic and diluted. .....      48,711        48,711      44,562
                                                                      ========     =========    ========
Net loss per share, basic and diluted. ...........................    $ (0.71)     $   (6.71)   $  (0.93)
                                                                      ========     =========    ========

     The effect on net loss per share, diluted, would be anti-dilutive if the stock options and the conversion of the 4 1/2% Convertible Subordinated Notes had been assumed in the computation for all years presented.

21. Unaudited Quarterly Financial Data

                                                              Quarter Ended
                                                        ----------------------------------
2002                                        March 31    June 30  September 30  December 31
----                                                    -------  ------------  -----------
                                                            (in thousands)
Operating loss ..........................    (3,459)     (1,933)     (1,691)     (2,507)
Loss before taxes .......................    (8,763)    (28,928)    (10,816)    (42,855)
Net loss ................................    (9,014)    (28,928)    (10,816)    (42,855)
Net loss per share, basic and diluted ...     (0.19)      (0.59)      (0.22)      (0.88)

2001                                        March 31    June 30  September 30  December 31
----                                                    -------  ------------  -----------
                                                               (in thousands)
Operating loss ..........................    (7,430)     (6,646)     (7,448)   (209,487)
Loss before taxes .......................   (72,767)     (5,677)    (10,838)   (302,815)
Net loss ................................   (73,204)     (9,236)    (10,822)   (307,805)
Net loss per share, basic and diluted ...     (1.50)      (0.19)      (0.22)      (6.31)

     Results of operations for the second quarter of 2002 include a write-down of the Vessels' segment assets to their net realizable value which resulted in a loss on disposal of the Vessels segment of $34.0 million. Additionally, the second quarter results of operations includes an $11.9 million gain on the sale of FGL which occurred in June 2002.

     Results of operations for the fourth quarter of 2002 include a write-down of the Offshore's segment assets to their net realizable value which resulted in a loss on disposal of the Offshore segment of $28.7 million. Additionally, loss on sale of the Vessels segment was adjusted by $3.3 million in the fourth quarter primarily as a result of a $1.9 million accrual recorded for the working capital settlement paid in 2003 and a $0.7 million write-down of remaining property to its net realizable value.

     Results of operations for the fourth quarter of 2001 include a goodwill impairment charge of $201.6 million, a loss on disposal of Offshore segment of $22.0 million and a loss on disposal of the Engineered Products segment of $26.0 million.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2003

                                           FRIEDE GOLDMAN HALTER, INC.


                                           By:  /s/ T. Jay Collins

                                                    T. Jay Collins
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf of the registrant and in the capacities indicated on April 15, 2003.

          Signature                             Title
          ---------                             -----

      /s/ T. JAY COLLINS        Chairman of the Board and Chief Executive
      ----------------------    Officer/Acting Chief Financial Officer
         T. Jay Collins

      /s/ ALAN A. BAKER         Director
      ----------------------
         Alan A. Baker


      /s/ ANGUS R. COOPER II    Director
      ----------------------
         Angus R. Cooper II

      /s/ BARRY J. GALT         Director
      ----------------------
         Barry J. Galt

      /s/ GARY L. KOTT          Director
      ----------------------
         Gary L. Kott

      /s/ RAYMOND E. MABUS      Director
      ----------------------
       Raymond E. Mabus