Form 10-Q
period 2003-03-31
FRIEDE GOLDMAN HALTER INC
filed 2003-05-15
CIK 1039780

                       Draft #1 to Audit Committee 5/12/03
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended: March 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the transition period from ______ to _______

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

                                 Yes [X] No [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes. [_] No. [X]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,710,579 shares as of May 9, 2003.

                           FRIEDE GOLDMAN HALTER, INC.

                                Table of Contents

                                                                                                                     Page No.
Part I.   Financial Information
          Item 1.    Financial Statements  (Unaudited)
                     Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002 ......................          3
                     Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 ....          4
                     Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 ....          5
                     Notes to Consolidated Financial Statements ..................................................          6
          Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations .......         17
          Item 3.    Quantitative and Qualitative Disclosures of Market Risk .....................................         20
          Item 4.    Controls and Procedures .....................................................................         20

Part II.  Other Information

          Item 1.    Legal Proceedings ...........................................................................         21
          Item 2.    Changes in Securities and Use of Proceeds ...................................................         22
          Item 3.    Defaults Upon Senior Securities .............................................................         22
          Item 4.    Submission of Matters to a Vote of Security Holders .........................................         22
          Item 5.    Other Information ...........................................................................         22
          Item 6.    Exhibits and Reports on Form 8-K ............................................................         23


                           FORWARD-LOOKING STATEMENTS

     Forward-looking statements in this Quarterly Report on Form 10-Q, future filings by the Company with the Securities and Exchange Commission (the "Commission"), the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The Company believes that forward-looking statements made by it are based on reasonable expectations; however, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. Forward-looking statements involve statements that are predictive in nature, which depend upon or refer to future events or conditions, or which include the words "estimate," "project," "anticipate," "expect," "predict," "believe," "could," "would," "may" and similar expressions.

Part I.  Financial Information
Item I.  Financial Statements

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                            (Unaudited, in thousands)

                                                                                 March 31,    December 31,
                                                                                   2003           2002
                                                                                -----------   ------------
                                    ASSETS

Current assets:
   Cash and cash equivalents ................................................   $     7,218   $     14,453
   Restricted cash ..........................................................        64,833         56,107
   Receivables, net:
     Contract receivables ...................................................           895          7,442
     Other receivables ......................................................         1,051          1,346
   Inventories, net .........................................................            --          4,067
   Costs and estimated earnings in excess of billings on uncompleted
     contracts ..............................................................         1,274          5,074
   Prepaid expenses and other ...............................................         4,819          8,403
                                                                                -----------   ------------
        Total current assets ................................................        80,090         96,892
Long-lived assets held for disposition ......................................         3,650         49,284
Other assets ................................................................            --            948
                                                                                -----------   ------------
        Total assets ........................................................   $    83,740   $    147,124
                                                                                ===========   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable .........................................................   $     5,277   $     10,705
   Accrued liabilities ......................................................        11,580         23,655
   Billings in excess of costs and estimated earnings on uncompleted
     contracts ..............................................................            --          3,127
   Debt .....................................................................        10,307         48,712
                                                                                -----------   ------------
        Total current liabilities ...........................................        27,164         86,199
Liabilities subject to compromise ...........................................       346,315        346,015
Stockholders' deficit:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares
     issued and outstanding .................................................            --             --
   Common stock, $0.01 par value; 125,000,000 shares authorized;
     48,710,579 shares issued and outstanding at March 31, 2003 .............           487            487
     and December 31, 2002, respectively
   Additional paid-in capital ...............................................       299,357        299,357
   Retained deficit .........................................................      (585,720)      (581,071)
   Accumulated other comprehensive loss .....................................        (3,863)        (3,863)
                                                                                -----------   ------------
        Total stockholders' deficit .........................................      (289,739)      (285,090)
                                                                                -----------   ------------
        Total liabilities and stockholders' deficit .........................   $    83,740   $    147,124
                                                                                ===========   ============

   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)


                                                                  Three Months Ended
                                                                  ------------------
                                                                        March 31,
                                                                        ---------
                                                                    2003        2002
                                                                  --------     -------
Revenues .......................................................  $     --     $     --
Selling, general and administrative expenses ...................     2,623        3,459
                                                                  --------     --------
Operating loss .................................................    (2,623)      (3,459)
Other expense (income):
     Interest expense, net (contractual interest of $2,195
       and $5,907 for the three months ended March 31, 2003
       and 2002, respectively) .................................       142        3,087
     Other .....................................................       (11)          --
                                                                  --------     --------
         Total other expense ...................................       131        3,087
                                                                  --------     --------
Loss before reorganization items, discontinued operations, and
   income taxes ................................................    (2,754)      (6,546)
Reorganization items--professional fees ........................     2,128        4,296
                                                                  --------     --------
Loss before discontinued operations and income taxes ...........    (4,882)     (10,842)
Income tax expense .............................................        --          251
                                                                  --------     --------
Loss before discontinued operations ............................    (4,882)     (11,093)
Discontinued operations:
     Loss from operations of Vessels segment ...................      (258)      (2,425)
     Income from operations of Offshore segment ................       196        3,674
     Gain on disposal of Offshore segment ......................       295           --
     Income from operations of Engineered Products segment .....        --          830
                                                                  --------     --------
          Total discontinued operations ........................       233        2,079
                                                                  --------     --------
Net loss .......................................................  $ (4,649)    $ (9,014)
                                                                  ========     ========
Net loss per share, basic and diluted:
     Net loss before discontinued operations ...................  $  (0.10)    $  (0.23)
     Discontinued operations ...................................        --         0.04
                                                                  --------     --------
     Net loss ..................................................  $  (0.10)    $  (0.19)
                                                                  ========     ========
Weighted average shares outstanding:
     Basic .....................................................    48,711       48,711
     Diluted ...................................................    48,711       48,711

   The accompanying notes are an integral part of these financial statements.

                  FRIEDE GOLDMAN HALTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                           ----------------------
                                                                                            2003            2002
                                                                                           ------          ------
Cash flows from operating activities:
      Net loss                                                                             $  (4,649)    $  (9,014)
      Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization                                                        551         3,966
            Gain on sale of assets                                                                --          (589)
            Gain on disposal of segments                                                        (295)           --
            Deferred income taxes                                                                 --           140
            Changes in operating assets and liabilities:
               Increase in contract and other receivables                                     (6,252)       (2,706)
               Decrease in inventories                                                            --           155
               Decrease in other assets                                                        3,208         1,904
               Increase (decrease) in accounts payable and accrued liabilities                (6,904)           35
               Increase (decrease) in billings in excess of costs and
                  estimated earnings on uncompleted contracts                                    495        (5,862)
               Increase (decrease) in liabilities subject to compromise                          302        (2,515)
                                                                                           ---------     ---------
                    Net cash used in operating activities                                    (13,544)      (14,486)
                                                                                           ---------     ---------

Investing activities:
      (Increase) decrease in restricted cash                                                  (8,726)        3,449
      Capital expenditures for property, plant and equipment                                      --            (4)
      Net Proceeds from sale of segments                                                      15,093         3,706
                                                                                           ---------     ---------
                    Net cash provided by investing activities                                  6,367         7,151
                                                                                           ---------     ---------

Financing activities:
      Net borrowings (repayments) under line of credit                                           409        (2,823)
      Repayments on borrowings under debt facilities                                            (467)       (1,245)
                                                                                           ---------     ---------
            Net cash provided by financing activities                                            (58)       (4,068)
                                                                                           ---------     ---------
      Effect of exchange rate changes on cash                                                     --           286
                                                                                           ---------     ---------
      Net decrease in cash and cash equivalents                                               (7,235)      (11,117)
      Cash and cash equivalents at beginning of period                                        14,453        20,403
                                                                                           ---------     ---------
      Cash and cash equivalents at end of period                                           $   7,218     $   9,286
                                                                                           =========     =========

Supplemental disclosures:
      Cash paid for interest                                                               $     259     $   4,264
      Cash paid for income taxes                                                           $      --     $      --
      Cash refunds received for income taxes                                               $      --     $      --

Cash flows from operating activities before reorganization items:
      Cash receipts from customers                                                         $   3,057     $  51,727
      Cash payments to vendors, suppliers and employees                                    $  13,146     $  65,147

   The accompanying notes are an integral part of these financial statements.

                           FRIEDE GOLDMAN HALTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. The consolidated financial information has not been audited but, in the opinion of management, includes all adjustments required (consisting of normal recurring adjustments) for a fair presentation of the consolidated balance sheets, statements of operations, and statements of cash flows at the dates and for the periods indicated. Results of operations for the interim periods are not necessarily indicative of results of operations for the respective full years. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements of Friede Goldman Halter, Inc. (the "Company") should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2. Voluntary Filing under Chapter 11 of the United States Bankruptcy Code

     The Company incurred substantial operating losses during 2000 and the first quarter of 2001 and had a working capital deficit of $140.4 million and $343.9 million at December 31, 2000 and March 31, 2001, respectively. On April 13, 2001, the Company received a Notice of Continuing Events of Default and Demand for Payment (the "Notice") from Foothill Capital Corporation, as agent for itself and another lender under the Company's Restated Credit Agreement, which demanded the immediate payment of $85.7 million plus interest and various other costs, within five days of the Notice. Further, the Company did not pay the $4.2 million interest payment due on March 15, 2001 on the Company's outstanding 4 1/2% convertible subordinated notes due in 2004 (the "Subordinated Notes") in the principal amount of $185.0 million which resulted in the entire principal amount becoming immediately callable. The Company's inability to meet the obligations under the Restated Credit Agreement and the Subordinated Notes, the working capital deficit, and the expectation of continued operating losses in the short term had generated substantial uncertainty regarding the Company's ability to meet its obligations in the ordinary course of business. As a result, on April 19 and 20, 2001, the Company, including 31 of its subsidiaries, elected to file separate petitions for relief under Chapter 11 of the United States Bankruptcy Code which allows for the reorganization of its debts. The Company filed the petitions in the U.S. Bankruptcy Court for the Southern District of Mississippi, and they are being jointly administered under Case No. 01-52173 SEG. Since the date of the petition, the Company has maintained possession of its property, and has continued to remain in control of its ongoing business affairs as a Debtor in Possession.

      Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while it continues business operations as Debtor in Possession. These claims are reflected in the March 31, 2003 and December 31, 2002 balance sheets as "liabilities subject to compromise." Claims secured against the Company's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Company's property, plant, and equipment. Additional claims (liabilities subject to compromise) have arisen subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

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

       As further described in Note 3, on March 22, 2002, the Company filed a plan of reorganization with the United States Bankruptcy Court. The Company anticipates amending the plan of reorganization due to the sale of the Vessels and Offshore segments. The amended plan will result in no recovery for current equity interests. The amount of any recovery to general creditors will depend primarily on, but will not be limited to the following factors: (a) the ultimate value of pre-petition claims, and (b) the dollar amount of claims associated with the administration of this case. Note 3 also contains information regarding the sale of the Vessels and Offshore segments as well as their asset sales and dispositions.

       The Company cannot provide assurance that the amended plan will be approved. It is not possible to assess the outcome of the Company's bankruptcy proceeding or whether the Company will operate in accordance with the amended plan, if approved.

3.     Plan of Reorganization and Disposition of Assets

       On March 22, 2002, the Company filed a Plan of Reorganization with the United States Bankruptcy Court, which included the reorganization of substantially all of its Offshore and Vessels segments and the disposition of its Engineered Products segment as well as the disposition through sale, or otherwise, of other of its subsidiaries and assets as described below. As discussed in Note 2, the Company anticipates amending the plan of reorganization due to the sale of the Vessels and Offshore segments. The sale of the Offshore segment was completed on January 29, 2003.

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

       The Company has reported the operating results of the Vessels segments separately in the consolidated statements of operations as a component of discontinued operations. Revenue for the Vessels segment was $23.5 million for the three months ended March 31, 2002. For the three months ended March 31, 2003 and 2002, the Company recorded losses from discontinued operations of $0.3 million and $2.4 million, respectively. Additionally, in 2002, the Company recorded a loss on the disposal of the Vessels segment of $37.5 million.

       At March 31, 2003, long-lived assets held for disposition includes $1.0 million which represents a parcel of real property, the Three Rivers Yard in Gulfport, Mississippi.

       Restricted cash at March 31, 2003 and December 31, 2002 includes the proceeds remaining from the sale of the Vessels segment.

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

       In addition, the Company has reported the operating results of its Engineered Products segments separately in its consolidated statements of operations as a component of discontinued operations. The Company recorded income from discontinued operations of approximately $0.8 million in the three months ended March 31, 2002.

       Revenue for the Engineered Products segment was $18.6 million for the three months ended March 31, 2002.

       Restricted cash at March 31, 2003 and December 31, 2002 includes the proceeds remaining from the sale of the Engineered Products segment.

Disposition of Offshore Segment.

       Friede Goldman Newfoundland Limited. In March 2002, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiary, Friede Goldman Newfoundland Limited ("FGN") for cash consideration of $5.0 million which primarily represents repayment of intercompany debt. In addition, the Province of Newfoundland agreed to waive certain liquidated damages related to alleged noncompliance with minimum employment levels at the Company's Canadian shipyards during 1999 and 2000. In the fourth quarter of 2001, the Company wrote down the assets of this subsidiary to their net realizable value and recorded a loss on disposal of Offshore segment of approximately $4.9 million pursuant to an asset purchase agreement entered into in November 2001. The loss was adjusted and gains of $0.6 million and $0.5 million were recorded in the first and second quarters of 2002, respectively, after the consummation of the sale. Certain assets were excluded from the sale of FGN, including a Manitowoc Series 4600 Ringer Crane, (the "Crane") jack-up rig components, free issue steel and spud cans. The assets were transported from Friede Goldman Newfoundland to Friede Goldman Offshore's West Bank Facility. These assets, excluding the Crane, were included in the sale of the Offshore segment discussed below.

       Friede & Goldman, Ltd. In June 2002, the Company completed the sale of substantially all the assets of its wholly owned subsidiary, Friede & Goldman, Ltd. ("FGL") for cash consideration of $15.0 million subject to certain net working capital adjustments. The proceeds of the sale, which were received on July 5, 2002, were subject to a sales commission to the Company's investment banker. The Company recorded a gain on disposal of Offshore segment of $11.4 million related to this transaction in the second quarter of 2002.

      Friede Goldman Offshore. On January 29, 2003, the Company completed the sale of the Offshore segment for a purchase price of $18.0 million in cash and the assumption of $38.4 million principal plus accrued interest in secured debt including the U.S. Maritime Administration ("MARAD"), GE Capital Corporation, and GE Capital Public Finance debt. The proceeds of the sale were subject to a sales commission to the Company's investment banker. As a result of the sale of FGO and FGOT in January 2003, the Company wrote down its assets to the net realizable value and recorded a loss on the disposal of the Offshore segment of $28.7 million in December 2002. The property, plant and equipment of the Offshore segment was included in long-lived assets held for disposition at December 31, 2002.

       The Company has reported the operating results of the Offshore segment separately in its consolidated statements of operations as a component of discontinued operations. For the three months ended March 31, 2003 and 2002, the Company recorded income from discontinued operations of approximately $0.2 million and $3.7 million, respectively. Revenue for the Offshore segment was $12.4 million and $26.1 million for the three months ended March 31, 2003 and 2002, respectively.

      At December 31, 2002, the consolidated financial statements included current assets of $15.7 million and current liabilities of $17.5 million related to the Offshore segment. Long-lived assets held for disposition at

December 31, 2002 included $48.3 million related to the Offshore segment. At March 31, 2003, long-lived assets held for disposition totaled $2.7 million which included the Crane and the FGOT Central Yard in Sabine Pass, Texas in the amounts of $1.1 million and $1.6 million, respectively, which were excluded in the sale of the Offshore segment.

       Restricted cash at March 31, 2003 and December 31, 2002 includes the proceeds remaining from the sale of the Offshore division.

       The Consolidated Balance Sheet includes decreases in various balance sheet accounts from December 31, 2002 to March 31, 2003 related primarily to the disposition of the Offshore segment.

4. Restricted Cash

       Restricted cash increased $8.7 million from December 31, 2002 to March 31, 2003. The increase is primarily related to the receipt of proceeds in January 2003 from the sale of the Offshore segment, offset by the use of BLM funds for the payment of professional fees and other administrative costs related to the bankruptcy filing. An additional $2.1 million decrease in restricted cash occurred in the first quarter of 2003 as a result of the release of escrowed funds for the payment of a working capital settlement to the buyer of the Vessels segment.

5.  Inventories

        At December 31, 2002, inventories consisted of the following:

                                                       (in thousands)
                                                       --------------
        Jack-up rig components. .....................      $15,381
        Steel and other raw materials ...............        2,763
                                                           -------
                                                           $18,144
        Less reserve for obsolete inventories .......       14,077
                                                           -------
                                                           $ 4,067
                                                           =======

6. Long-Lived Assets Held for Disposition

       At March 31, 2003 and December 31, 2002, long-lived assets held for disposition by business unit consisted of the following:

                                                                                   March 31,    December 31,
                                                                                     2003          2002
                                                                                   --------     ------------
                                                                                       (in thousands)
      Vessels (Includes Three Rivers Yard in Gulfport, Mississippi at
           March 31, 2003 and December 31, 2002.)                                   $1,000        $ 1,000

      Friede Goldman Offshore East and Friede Goldman Offshore Texas
         (Includes the FGOT Central Yard in Sabine Pass, Texas as of
          March 31, 2003 and the total net realizable value of  the Offshore
          segment at December 31, 2002.)                                             1,550         47,184

      Friede Goldman Newfoundland, Limited (Includes the Crane at March 31,
         2003 and December 31, 2002.)                                                1,100          1,100
                                                                                    ------        -------
                                                                                    $3,650        $49,284
                                                                                    ======        =======

7.  Workers Compensation Programs

       Prior to March 1, 2000, Offshore Marine Indemnity Company ("OMIC"), a wholly-owned subsidiary of the Company domiciled in Vermont, acted as a fronting reinsurance captive company for the Company workers' compensation insurance program. On June 7, 2001, the Commissioner of the Vermont Department of Banking, Insurance, Securities and Healthcare Administration was ordered by the Washington County Superior Court in the State of Vermont to take possession and control of all or part of the property, books and accounts, documents and other records of OMIC. OMIC and its officers, managers, agents, employees and other persons were also enjoined from disposing of its property and from transacting its business except with the written consent of the Commissioner. Based on the court order, the Company does not exercise control over OMIC. Accordingly, the subsidiary was deconsolidated and the Company eliminated the insurance reserves and reinsurance receivables from its balance sheet and wrote off its investment in OMIC totaling $1.4 million during 2001. At March 31, 2003, the Company had recorded a $5.7 million liability in accrued liabilities in the accompanying Consolidated Balance Sheet representing the remaining balance on an outstanding letter of credit described below.

     OMIC assumed certain risks from Reliance Insurance Company (Reliance) under a reinsurance agreement from March 1997 to March 2000. In general, OMIC assumed risk for the first $250,000 on individual workers' compensation losses written through Reliance for the Company. Further, pursuant to the terms of the reinsurance agreement with Reliance, amounts due from OMIC to Reliance were secured by a letter of credit issued in favor of Reliance. At March 31, 2003, the remaining balance of this letter of credit was $5.7 million, however on April 18, 2003, Reliance drew the full remaining balance (see Note 8.) The Company believes that Reliance may take the position that the letter of credit was issued for the benefit of all of Reliance's policyholders. Due to the dispute over Reliance's rights to the use of the letter of credit, the Company filed suit against Reliance to prevent any draws on the letter of credit that would fund claim payments other than payments related to OMIC. This suit was dismissed as premature. The Company is evaluating its options for response to the drawing of the letter of credit.

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

       After March 1, 2000, the Company's workers' compensation programs were provided by several insurance companies with self insurance limits. At March 31, 2003, the Company has recorded liabilities of approximately $2.9 million relating to these programs. This liability includes pre-petition claims of $1.3 million which are included in liabilities subject to compromise.

       There is no assurance that the Company's analysis of these payment obligations will be upheld by applicable courts and that additional liabilities in excess of the $2.9 million reserve will not result. Additionally, some or all of the pre-petition liability could be deemed an administrative claim by the bankruptcy court.

8.  Debt

       The following table includes the Company's debt obligations at March 31, 2003 and December 31, 2002. These debt obligations are not subject to compromise.

                                                                                                       March 31,    December 31,
                                                                                                         2003          2002
                                                                                                       ---------   ------------
                                                                                                          (in thousands)
Borrowings under the Restated Credit Agreement:
      Line of credit ................................................................................  $   179       $    47
      Term loan .....................................................................................    9,577         9,298
Notes payable to financial institutions and others bearing interest at rates ranging from 6.15% to
   12.00%, payable in monthly installments, maturing at various dates through March 2014 and
   secured by equipment, a lease and real property ..................................................      551         3,405
Demand note payable to MARAD bearing interest at 6.35%, secured by equipment ........................       --        19,854
Bonds payable to GE Capital Public Finance, bearing interest at 7.99% payable in monthly
   installments commencing January 1999, maturing December 2008, secured by equipment ...............       --        13,608
Note payable to GE Capital Corporation, bearing interest at 7.05%, payable in quarterly
  installments, matured March 2002, secured by equipment ............................................       --         2,500
                                                                                                       --------      -------
                                                                                                       $ 10,307      $48,712
                                                                                                       ========      =======

       Accrued interest on these debt obligations was included in accrued liabilities at March 31, 2003 and December 31, 2002 in the amounts of $2.4 million and $4.5 million, respectively.



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

       On October 29, 2002, the Bankruptcy Court entered an order authorizing the Company to pay to Foothill upon the sale of the Vessels segment, approximately $64.0 million in undisputed principal and undisputed non-default rate interest, and to provide $6.0 million in cash collateral to secure a letter of credit. An escrow account of $14.4 million was also authorized to satisfy potentially disputed charges, which include default interest and various fees that might be awarded by the Bankruptcy Court. As of November 25, 2002, the Company had made all payments required by the court order. Although the court order requires use of the escrow account for payment of disputed charges, Foothill retains all of its liens on the Company's remaining assets pending final resolution.

     Total balances outstanding under the Restated Credit Agreement at March 31, 2003 were $9.8 million. On April 18, 2003, $5.7 million was drawn against the one remaining letter of credit issued under the Restated Credit Agreement (see
Note 7.) The Company's obligation to reimburse Foothill for any draws was secured by $5.7 million in cash. At March 31, 2003, the amount was included in restricted cash. Accordingly, restricted cash was also reduced in April 2003 by an amount equal to the draw on the letter of credit. The letter of credit was provided to secure the Company's worker's compensation obligations.

    Notes Payable to Financial Institutions

       In the first quarter of 2003, notes payable to financial institutions in the amount of $2.5 million were assumed by the buyer in connection with the sale of the Offshore segment in January 2003.

    MARAD Financing Agreement

       As of December 31, 2002, the Company had approximately $19.9 million in outstanding principal related to its demand notes payable to MARAD. The notes resulted from MARAD making payment under its guarantee agreement to the holders of the bonds originally issued in December 1997, under Title XI, to partially finance construction of the FGO East Facility. Pursuant to the disposition of the Offshore segment in January 2003, the debt owed to MARAD was assumed by the buyer of the Offshore segment, and the Company has no further obligations thereunder.

     Bonds Payable - GE Capital Public Finance Agreement

     Pursuant to the disposition of the Offshore segment in January 2003, $13.6 million in debt owed to GE Capital Public Finance was assumed by the buyer of the Offshore segment, and the Company has no further obligations thereunder.

     Notes Payable - GE Capital Corporation Debt

     Pursuant to the disposition of the Offshore segment in January 2003, $2.5 million in debt owed to GE Capital Corporation was assumed by the buyer of the Offshore segment, and the Company has no further obligations thereunder.

9. Liabilities Subject to Compromise

     As a result of certain contractual matters and other claims asserted by creditors (as further described in Notes 10 and 11 of the Consolidated Financial Statements), the Company has been notified that proofs of claims filed with the Bankruptcy Court related to its Chapter 11 filing significantly exceed the liabilities the Company has recorded. At March 31, 2003 and December 31, 2002, the Company accrued its estimate of the liability for the resolution of these claims. This estimate has been developed in consultation with outside counsel that is handling the bankruptcy and defense of these matters. To the extent additional information arises or the Bankruptcy Court approves the proofs of claims as filed, it is possible that the Company's estimate of its liability in these matters may change. Management believes any change to the Company's estimate will increase the balance of its liabilities subject to compromise. Based upon management's assessment of information currently available, management believes that a reasonable estimate of the possible claims that could be approved by the court could be as much as $575.0 million. There is no assurance that either of these estimates will reflect the ultimate position of the Bankruptcy Court. The amount of the awarded claim could be higher.

     At March 31, 2003 and December 31, 2002, liabilities subject to compromise included the following:

                                             March 31,   December 31,
                                               2003          2002
                                             ---------   ------------
                                                 (in thousands)
     Convertible subordinated notes ....     $ 185,000   $    185,000
     Accounts payable ..................        74,944         74,774
     Contract liabilities ..............        68,272         68,142
     Accrued interest ..................         5,041          5,041
     Other accrued liabilities .........        13,058         13,058
                                             ---------   ------------
                                             $ 346,315   $    346,015
                                             =========   ============

   4 1/2% Convertible Subordinated Notes

     The 4 1/2% Convertible Subordinated Notes (the "Notes") were issued by Halter Marine Group on September 15, 1997 and mature on September 15, 2004. The Notes were issued under an Indenture Agreement (the "Indenture") that provides that the Notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $55.26 per share. As a result of the November 3, 1999 merger, the recorded book value of the Notes was adjusted to reflect the fair market value on the date of the merger and a discount of $70.3 million was recorded. Interest on the Notes is payable semiannually, in arrears, on March 15 and September 15 of each year, with principal due at maturity. The Company has included the outstanding principal balance of $185.0 million in liabilities subject to compromise as of March 31, 2003 and December 31, 2002. Pursuant to the requirements of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company ceased accruing interest related to these Notes beginning April 19, 2001.

10. Contingencies

   Liberty Mutual and Wausau

     On December 5, 2000, the Company reached a settlement agreement with a former workers' compensation provider. In conjunction with this agreement, the Company was to pay approximately $3.0 million as its share of the settlement of all claims arising from this case. As of the bankruptcy filing date, the Company had paid approximately $1.75 million of the settlement. The Bankruptcy Court on October 2, 2001 denied the Company and another co-defendant permission to pay the remaining $1.25 million of the settlement. As a result of this ruling, the insurer may file a claim for an amount substantially greater than the remaining installment. As of March 31, 2003, $1.25 million, the amount of the remaining installment, was included in liabilities subject to compromise in the accompanying balance sheet. The Company believes that any additional amounts, which may be approved by the Bankruptcy Court, will also be a liability subject to compromise.

   Yacht Fire

     The Company is a subcontractor in the construction of a vessel which was damaged by a fire on July 2, 2002. Subsequently, the owner of the vessel, Felham Enterprises (Cayman) Ltd. and the general contractor, Trinity Yachts, Inc., filed motions with the United States Bankruptcy Court seeking administrative claims against the Company in the amounts of approximately $19.0 million and $24.0 million, respectively, relating to their alleged damages. The Company also has certain claims arising out of the subject fire. The Company believes any losses or damages incurred by the vessel owner or Trinity Yachts, Inc. will be covered by its Builder' Risk Insurance policy. Towards this end, Builder's Risk Underwriters subscribing to 70% of the policy have recently settled with the parties, including the Company. This will result in a payment to the Company of $1.1 million. Furthermore, the aforementioned administrative claims of Felham and Trinity will be reduced to $6.5 million and $0.1 million, respectively. The parties, including the Company, have reserved rights to seek recovery of the remaining 30% of the loss from the other Underwriters on the subject Builder's Risk policy, one of whom (holding 15% of the risk) has denied coverage. The Company's remaining portion of the settlement is over $0.5 million.

   WARN Act

     A class-action lawsuit was filed in 2003 in the United States Bankruptcy Court naming Friede Goldman Halter, Inc. and Friede Goldman Offshore, Inc. as the defendants. The suit alleges wrongful termination in violation of the Workers Adjustment and Retraining Notification Act ("WARN Act"), and seeks wages for each member of the proposed class in an amount equal to the employee's wage rate times the workdays within the 60-day notification period required by the WARN Act, coverage for medical expenses incurred by each member of the proposed class that would have been covered under a benefit plan during the 60-day notification period required by the WARN Act, prejudgment interest, attorney fees and costs. Based on the latest information available, the Company estimates its maximum exposure to be approximately $4.0 million. The Company believes that it has sufficient defenses to mitigate and/or eliminate this claim and has recorded no liability. The eventual outcome of this matter or the potential monetary liability can not be determined at this time.

   Other

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters, management believes, will not have a material adverse effect on the Company's financial position or results of operations. Management believes that the Company's significant contingencies have been disclosed; however, there may be other matters for which the ultimate disposition could have a material adverse effect on the Company's financial position and results of operations.

11. Contractual Matters

The Ocean Rig, Petrodrill, Pasha and CNOOC Contracts

     The Company's current financial condition has been materially and adversely impacted by contracts for the construction of four semi-submersible drilling rigs (Ocean Rig and Petrodrill contracts), one vehicle car carrier (Pasha contract) and one heavy derrick-lay barge (CNOOC contract), as further described below.


   Ocean Rig

     In December 1997 and June 1998, the Company entered into contracts to construct two semi-submersible drilling rigs for Ocean Rig ASA, a Norwegian company. The Company commenced construction of one rig in June 1998 and the other in January 1999. Since January 2000, when the Company entered into a Confidential Settlement Agreement with Ocean Rig to resolve disputes with respect to these contracts, the Company continued to experience significant cost overruns and delays in the construction of these rigs. As a result, the Company recorded provisions for contract losses during the second, third and fourth quarters of 2000 of approximately $24.6 million, $7.0 million and $38.2 million, respectively, related to this project. Losses for the fourth quarter included a provision for all costs the Company incurred through the date of the March 9, 2001 amendment to the contract, at which time the contract was converted to a "time and materials" contract. Shipyard construction of the first rig was completed in May 2001 and that rig left the Company's facility to undergo final outfitting, including the installation of the dynamic positioning thruster system. This rig completed final sea trial commissioning and is in operation. The second rig left the Company's facility in July 2001 and construction was completed at a Canadian shipyard in late 2002.

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

Petrodrill

     In April 1998, one of the Company's subsidiaries Friede Goldman Offshore Texas ("FGOT") entered into contracts to construct two semi-submersible drilling rigs for two newly formed entities, Petrodrill IV, Ltd. and Petrodrill V, Ltd. ("Petrodrill"). After the commencement of construction, FGOT began to experience delays in the production schedule and increased costs due, in whole or part, to delays caused by Petrodrill and by subcontractors nominated by Petrodrill. In addition, FGOT had to perform as the lead yard as opposed to a follow-on yard as initially anticipated by the contracting parties.

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

       In January 2000, FGOT notified Petrodrill that it was mitigating FGOT's and Petrodrill's damages by deferring certain fabrication efforts until engineering work could be completed so that the Company could determine the ultimate cost of the project and permit construction to go forward in an efficient manner. FGOT also notified Petrodrill that it believed it was entitled to additional monetary compensation from Petrodrill as a result of delay, disruption, inefficiencies and other direct and indirect costs caused by, among other things, delays by Petrodrill and its nominated subcontractors and by FGOT being required to perform as the lead yard. Consequently, Petrodrill and the Company filed a series of actions against one another in a United States federal court and in a court in London, England. In May 2000, FGOT and Petrodrill finalized an agreement to amend the construction contract and dismiss the litigation previously filed against each other. The amendment extended delivery dates, capped liquidated damages and increased the Company's contract value.

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

       At March 31, 2003, $19.2 million was included in the Company's reserve for estimated costs to compete the contract, which represents its estimate of the remaining cost of completion in excess of future billings at the time work on the project was suspended. The Company's estimate was based on an uninterrupted work plan the Company developed during the first quarter of 2001. At March 31, 2003, $25.2 million was included in the Company's liabilities related to costs funded to date by the surety. The Company believes its liability related to the project at March 31, 2003 is limited to the sum of these two liabilities, approximately $44.4 million. This amount is included in liabilities subject to compromise in the Consolidated Financial Statements.

       Petrodrill has submitted proofs of claim totaling $477.0 million based on estimated costs to complete the rigs and lost revenues. Fireman's Fund has submitted proofs of claim which are unquantified at this time. The Company believes the amount of Petrodrill's asserted claim substantially exceeds the Company's reserve of $44.4 million as of March 31, 2003 due to delays caused by the customer/surety and the customer's/surety's inaction on resolving the strategy to complete construction of the rigs. The Company is not privileged to the customer's/surety's final strategy for completion of these projects and their claims and does not have information as to the estimated final cost to complete under the customer's/surety's strategy. The Company believes the claims made by Petrodrill and the surety, if substantiated, would be a liability subject to compromise. There is no assurance that management's position regarding the value of the claims of Petrodrill and Fireman's Fund will be upheld by applicable courts and additional liabilities will not result in excess of the reserve recorded at March 31, 2003.

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

       At March 31, 2003, $2.4 million was included in the Company's reserve for estimated costs to complete the contract, which represents its estimate of the remaining costs of completion in excess of future billings at the time work on the project was suspended. The customer has submitted proofs of claim totaling $906.0 million and the surety has submitted proofs of claim which are unquantified at this time. The Company believes that these pre-petition claims made by the customer and the surety are objectionable on one or more grounds, although no such objections have been made to date. If the claims are substantiated, then they would be a liability subject to compromise. There is no assurance that management's position regarding the value of the claims of the customer and the surety will be upheld by applicable courts and additional liabilities will not result in excess of the reserve recorded at March 31, 2003. The surety also asserts certain secured claims against the Company's assets and post-petition administrative claims for payments made under the payment bond. Pending resolution of the surety's lien and claim rights, the Bankruptcy Court has ordered the Company to maintain a minimum balance of $7.5 million in the sales proceed cash account for the Vessels segment subject to certain adjustments.

CNOOC

       The Company filed a motion with the Bankruptcy Court to reject the contract with China National Offshore Oil Company ("CNOOC") for the construction of a heavy derrick-lay barge. Liberty Mutual Insurance Company ("Liberty Mutual") opposed the contract rejection. Pursuant to the contract, CNOOC was provided a bank guarantee from Royal Bank of Canada ("Royal Bank"). After the Company filed for bankruptcy, CNOOC received approximately $10.9 million from Royal Bank under the bank guarantee. Under a counter guarantee, Royal Bank received from Liberty Mutual the same amount that Royal Bank paid to CNOOC. Prior to filing for bankruptcy, the Company and certain of its subsidiaries entered into an indemnification agreement with Liberty Mutual providing that the Company would indemnify Liberty Mutual for any amount paid to Royal Bank under the counter guarantee. At March 31, 2003, approximately $10.9 million was included in the Company's liabilities subject to compromise for the indemnification agreement. Liberty Mutual has submitted proofs of claim which are unquantified at this time. Liberty Mutual has also asserted claims against proceeds received by a subsidiary of the Company under post-petition contracts between the subsidiary and CNOOC. The Company believes that any claim made by Liberty Mutual would be a liability subject to compromise and no loss exposure exists in excess of the liability recorded. Pending resolution of certain rights asserted by Liberty Mutual, the Bankruptcy Court has ordered the Company to maintain a minimum balance of $10.5 million in the sales proceed cash account for the Engineered Products segment subject to certain adjustments.

12.  Reconciliation of Net Loss Per Share

     The following table sets forth the computation of basic and diluted net loss per share:

                                                                        Three Months Ended
                                                                             March 31,
                                                                      ----------------------
                                                                        2003         2002
                                                                      --------     ---------
                                                                      (in thousands, except
                                                                          per share data)
Numerator:
     Net loss before discontinued operations, basic and diluted ...   $(4,882)     $(11,093)
                                                                      =======      ========
Denominator:
     Weighted average shares outstanding ..........................    48,711        48,711
     Effect of dilutive securities:
          Stock options. ..........................................       --            --
                                                                      -------      --------
     Denominator for net loss before discontinued operations,
          basic and diluted. ......................................    48,711        48,711
                                                                      =======      ========
Net loss per share, basic and diluted. ............................   $ (0.10)     $  (0.23)
                                                                      =======      ========

     The effect on net loss per share, diluted, would be anti-dilutive if the stock options and the conversion of the 4 1/2% Convertible Subordinated Notes had been assumed in the computation for all periods presented.

13.  Comprehensive loss

     Other comprehensive loss includes foreign currency translation adjustments. Total comprehensive loss was as follows:

                                                                        Three Months Ended
                                                                             March 31,
                                                                     -----------------------
                                                                        2003          2002
                                                                      --------     ---------
                                                                          (in thousands)
Net loss                                                              $(4,649)     $ (9,014)
Other comprehensive loss:
      Foreign currency translation                                         --          (170)
                                                                      -------      --------
Comprehensive loss                                                    $(4,649)     $ (9,184)
                                                                      =======      ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     On March 22, 2002, we filed a Plan of Reorganization with the United States Bankruptcy Court, which included the reorganization of substantially all of our Offshore and Vessels segments and the disposition of our Engineered Products segment as well as the disposition through sale, or otherwise, of other subsidiaries and assets as described below. As discussed in Note 2 to the Consolidated Financial Statements, we anticipate amending the plan of reorganization due to the sale of the Vessels and Offshore segments. We have no ongoing operations after the Offshore segment sale in January 2003.

Results of Operations

     The consolidated financial statements include the accounts of Friede Goldman Halter, Inc. and its wholly-owned subsidiaries, including, among others, Friede Goldman Offshore, Inc. ("FGO"), Friede & Goldman, Ltd. ("FGL"), Friede Goldman Newfoundland Limited ("FGN"), Amclyde Engineered Products Inc. ("Amclyde") and Halter Marine, Inc. ("Halter") (collectively referred to as the "Company"). These consolidated financial statements include the accounts of FGN for all periods through its sale date of March 22, 2002, Amclyde for all periods through its sale date of April 25, 2002, FGL for all periods through its sale date of June 30, 2002, Halter for all periods through its sale date of October 23, 2002 and FGO for all periods through its sale date of January 29, 2003.

   Selling, general and administrative expenses

     Selling, general and administrative expenses ("SG&A expenses") were $2.6 million and $3.5 million from continuing operations for the three months ended March 31, 2003 and 2002. The decrease in SG&A expenses is the result of personnel reductions and other cost-savings measures that we implemented.

   Net interest expense

     Net interest expense decreased to $0.1 million from continuing operations for the three months ended March 31, 2003 from $3.1 million from continuing operations for the three months ended March 31, 2002. The $3.0 million decrease is primarily the result our $64.0 million payment in undisputed principal and undisputed non-default rate interest to Foothill Capital Corporation in the fourth quarter of 2002. Additionally, $38.4 million in secured debt, including the MARAD, GE Capital Corporation, and GE Capital Public Finance debt, was assumed by the buyer in the sale of the Offshore segment in January 2003.

     Contractual interest expense of $2.0 million and $2.8 million on the 4 1/2% convertible subordinated notes was not recorded in the three months ended March 31, 2003 and 2002, respectively, due to the Chapter 11 filing.

   Reorganization items-professional fees

     We incurred professional fees of $2.1 million related to the bankruptcy proceeding and reorganization in the three months ended March 31, 2003 compared to $4.3 million in the three months ended March 31, 2002. In January 2003, our last remaining operating division, the Offshore segment, was sold which has resulted in the occurrence of less professional fees in 2003.

   Income taxes

     We had income tax expense of $0.3 million in the first quarter of 2002 related to FGN. As a result of losses incurred in prior years by the Company, we were not able to record income tax benefits for financial reporting purposes in the three months ended March 31, 2003 and 2002.

   Discontinued Operations

     We recorded a loss from discontinued operations of our Vessels segment of $0.3 million for the three months ended March 31, 2003 as compared to a loss of $2.4 million for the three months ended ended March 31, 2002. The loss from discontinued operations in the three months ended March 31, 2002 was primarily due to overhead costs inefficiencies resulting from decreased sales volume and the suspension of production on the Pasha contract in 2002. The $0.3 million loss from discontinued operations in the three months ended March 31, 2003 relates to various immaterial adjustments.

     We recorded income from discontinued operations of our Offshore segment of $0.2 million for the three months ended March 31, 2003 as compared to $3.7 million for the three months ended March 31, 2002. The decrease is primarily due to the sale of the Offshore segment in January 2003.

     During the three months ended March 31, 2003, we recorded a $0.3 million gain on disposal of the Offshore segment which reflected funds received from the buyer of the Offshore segment related to certain payroll reimbursements.

     We recorded income from discontinued operations of our Engineered Products segment of $0.8 million for the three months ended March 31, 2002 related to Amcylde, which was sold in April 2002.

Liquidated and Capital Resources

   Cash flow summary

     During the first quarter of 2003, we financed our business activities primarily through funds generated from cash balances, borrowings under the Restated Credit Agreement and proceeds received from the sale of the Offshore segment.

     Net cash used in operating activities during the first quarter of 2003 was approximately $13.5 million, including a net loss of $4.6 million for the three months ended March 31, 2003, offset by non-cash depreciation and amortization of $0.6 million. Funds generated through operating activities included a $3.2 million decrease in other assets. Funds used by operating activities included a $6.9 million decrease in accounts payable and accrued liabilities and a $6.3 million increase in contract and other receivables. In addition, the gain on disposal of the Offshore segment recorded during the first quarter of 2003 was $0.3 million.

      Net cash provided by investing activities during the first quarter of 2003 was $6.4 million which includes net cash of $15.1 million generated from the sale of the Offshore segment. Additionally, restricted cash increased by $8.7 million primarily due to the remaining Offshore sale proceeds held in escrow.

     Net cash used in financing activities during the first quarter of 2003 was $0.1 million. Sources of cash included net borrowings under our line of credit of $0.4 million. Funds used in financing activities included net repayments on other debt facilities of $0.5 million.

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

     Total balances outstanding under the Restated Credit Agreement at March 31, 2003 were $9.8 million. On April 18, 2003, $5.7 million was drawn against the one remaining letter of credit issued under the Restated Credit Agreement (see
Note 7 of the Consolidated Financial Statements.) The Company's obligation to reimburse Foothill for any draws was secured by $5.7 million in cash. At March 31, 2003, the amount was included in restricted cash. Accordingly, restricted cash was also reduced in April 2003 by an amount equal to the draw on the letter of credit. The letter of credit was provided to secure the Company's worker's compensation obligations.

   Notes Payable to Financial Institutions

     In the first quarter of 2003, notes payable to financial institutions in the amount of $2.5 million was assumed by the buyer in connection with the sale of the Offshore segment in January 2003 and the Company has no further obligations thereunder.

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

   Bonds Payable - GE Capital Public Finance Agreement

     Pursuant to the disposition of the Offshore segment in January 2003, $13.6 million in debt owed to GE Capital Public Finance was assumed by the buyer of the Offshore segment, and the Company has no further obligations thereunder.

   Notes Payable - GE Capital Corporation Debt

     Pursuant to the disposition of the Offshore segment in January 2003, $2.5 million in debt owed to GE Capital Corporation was assumed by the buyer of the Offshore segment, and the Company has no further obligations thereunder.

   Liabilities Subject to Compromise

     As of March 31, 2003, the Company had liabilities subject to compromise of $346.3 million over and above the debt described above. These liabilities resulted from certain contractual matters and other claims asserted by creditors (as further described in Notes 10 and 11 of the Consolidated Financial Statements). The Company has been notified that proofs of claims filed with the Bankruptcy Court related to its Chapter 11 filing significantly exceed the liabilities the Company has recorded. At March 31, 2003 and December 31, 2002, the Company accrued its estimate of the liability for the resolution of these claims. This estimate has been developed in consultation with outside counsel that is handling the bankruptcy and defense of these matters. To the extent additional information arises or the Bankruptcy Court approves the proofs of claims as filed, it is possible that the Company's estimate of its liability in these matters may change. Management believes any change to the Company's estimate will increase the balance of its liabilities subject to compromise. Based upon an assessment of information currently available, management believes that a reasonable estimate of the possible claims that could be approved by the court could be as much as $575.0 million. There is no assurance that either of these estimates will reflect the ultimate position of the Bankruptcy Court. The amount of the awarded claim could be higher. See Note 9 of the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our market risk disclosures set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 have not changed significantly through the three month period ended March 31, 2003.

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Acting Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     (b) Changes in Internal Controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings

   Liberty Mutual and Wausau

     On December 5, 2000, the Company reached a settlement agreement with a former workers' compensation provider. In conjunction with this agreement, the Company was to pay approximately $3.0 million as its share of the settlement of all claims arising from this case. As of the bankruptcy filing date, the Company had paid approximately $1.75 million of the settlement. The Bankruptcy Court on October 2, 2001 denied the Company and another co-defendant permission to pay the remaining $1.25 million of the settlement. As a result of this ruling, the insurer may file a claim for an amount substantially greater than the remaining installment. As of March 31, 2003, $1.25 million, the amount of the remaining installment, was included in liabilities subject to compromise in the accompanying balance sheet. The Company believes that any additional amounts, which may be approved by the Bankruptcy Court, will also be a liability subject to compromise.

   Yacht Fire

     The Company is a subcontractor in the construction of a vessel which was damaged by a fire on July 2, 2002. Subsequently, the owner of the vessel, Felham Enterprises (Cayman) Ltd. and the general contractor, Trinity Yachts, Inc., filed motions with the United States Bankruptcy Court seeking administrative claims against the Company in the amounts of approximately $19.0 million and $24.0 million, respectively, relating to their alleged damages. The Company also has certain claims arising out of the subject fire. The Company believes any losses or damages incurred by the vessel owner or Trinity Yachts, Inc. will be covered by its Builder' Risk Insurance policy. Towards this end, Builder's Risk Underwriters subscribing to 70% of the policy have recently settled with the parties, including the Company. This will result in a payment to the Company of $1.1 million. Furthermore, the aforementioned administrative claims of Felham and Trinity will be reduced to $6.5 million and $0.1 million, respectively. The parties, including the Company, have reserved rights to seek recovery of the remaining 30% of the loss from the other Underwriters on the subject Builder's Risk policy, one of whom (holding 15% of the risk) has denied coverage. The Company's remaining portion of the settlement is over $0.5 million.

   WARN Act

     A class-action lawsuit was filed in 2003 in the United States Bankruptcy Court naming Friede Goldman Halter, Inc. and Friede Goldman Offshore, Inc. as the defendants. The suit alleges wrongful termination in violation of the Workers Adjustment and Retraining Notification Act ("WARN" Act), and seeks wages for each member of the proposed class in an amount equal to the employee's wage rate times the workdays within the 60-day notification period required by the WARN Act, coverage for medical expenses incurred by each member of the proposed class that would have been covered under a benefit plan during the 60-day notification period required by the WARN Act, prejudgment interest, attorney fees and costs. Based on the latest information available, the Company estimates its maximum exposure to be approximately $4.0 million. The Company believes that it has sufficient defenses to mitigate and/or eliminate this claim and has recorded no liability. The eventual outcome of this matter or the potential monetary liability can not be determined at this time.

      In addition to the matters discussed herein, the Company is involved in a number of legal proceedings where adverse rulings by the courts would be a liability subject to compromise.

      Regarding developments with regard to matters discussed in our disclosures surrounding contractual matters as set forth in Note 17 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, refer to Note 11 to the Consolidated Financial Statements contained in Part I of this Form 10-Q.

   Preference Actions

     On or about April 18, 2003, the Company, in concert with the Official Unsecured Creditors Committee, filed approximately 225 preference actions on behalf of the Company's bankruptcy estates, seeking an aggregate of approximately $25.0 million in recoveries. There can be no assurance as to the likelihood of success on the merits of those claims and the Company has not included any amounts in its financial statement related to these claims.

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

      On October 29, 2002, the Bankruptcy Court entered an order authorizing the Company to pay to Foothill upon the sale of the Vessels segment, approximately $64.0 million in undisputed principal and undisputed non-default rate interest, and to provide $6.0 million in cash collateral to secure a letter of credit. An escrow account of $14.4 million was also authorized to satisfy potentially disputed charges, which include default interest and various fees that might be awarded by the Bankruptcy Court. As of November 25, 2002, the Company had made all payments required by the court order. Although the court order requires use of the escrow account for payment of disputed charges, Foothill retains all of its liens on the Company's remaining assets pending final resolution.

     Total balances outstanding under the Restated Credit Agreement at March 31, 2003 were $9.8 million. On April 18, 2003, $5.7 million was drawn against the one remaining letter of credit issued under the Restated Credit Agreement (see
Note 7 of the Consolidated Financial Statements.) The Company's obligation to reimburse Foothill for any draws was secured by $5.7 million in cash. At March 31, 2003, the amount was included in restricted cash. Accordingly, restricted cash was also reduced in April 2003 by an amount equal to the draw on the letter of credit. The letter of credit was provided to secure the Company's worker's compensation obligations.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

99.1     CEO Certification

(b) Reports of Form 8-K.

During the first quarter of 2003, the Company filed the following current reports on Form 8-K:

February 11, 2003   Completion of Friede Goldman Offshore Sale
January 3, 2003     Approval of  Friede Goldman Offshore Sale

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gulfport, State of Mississippi, on the 15th day of May 2003.

                                           FRIEDE GOLDMAN HALTER, INC.

                                           By:  /s/ T. JAY COLLINS
                                              ------------------------------
                                              T. Jay Collins
                                              Chief Executive Officer and
                                                 Acting Chief Financial Officer

                                  Certification

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

Date:  May 15, 2003                        By:     /s/    T. Jay Collins
                                             -----------------------------------
                                                      T. Jay Collins
                                                  Chief Executive Officer and
                                                 Acting Chief Financial Officer

      This certification is made solely pursuant to the requirements of Section 1350 of 18 U.S.C., and is not for any other purpose.